Form 10-K
period 2020-12-31
LITHIA MOTORS INC
filed 2021-02-19
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2020
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

Large accelerated filer	Non-accelerated filer	Accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $3,392,434,000 computed by reference to the last sales price ($151.33) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2020). As of February 19, 2021, there were 26,432,376 shares of the registrant’s Class A common stock outstanding and 200,000 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2021 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2020 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Forward-Looking Statements
Certain statements in this Annual Report, including in the sections entitled “Risk Factors,” Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project”, “outlook,” “target”, “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-K include, among others, statements we make regarding:

•Future market conditions, including anticipated vehicle sales levels;
•Anticipated impacts of the continued COVID-19 pandemic on the U.S and local economies in which we operate, our business operations and consumer demand;
•Continuation of our sales and services, including in-store appointments and home deliveries;
•Expectations regarding our inventory levels and manufacturer and lender incentives;
•Expected growth from our e-commerce home solutions and digital strategies;
•Expected operating results, such as improved store performance; continued improvement of selling, general and administrative expenses (SG&A) as a percentage of gross profit and all projections;
•Anticipated integration, success and growth of acquired stores;
•Anticipated ability to capture additional market share;
•Anticipated ability to find accretive acquisitions;
•Expected revenues from acquired stores;
•Anticipated synergies, ability to monetize our investment in digital innovation;
•Anticipated additions of dealership locations to our portfolio in the future;
•Anticipated financial condition and liquidity, including from our cash, availability on our credit facilities and unfinanced real estate;
•Anticipated use of proceeds from our financings;
•Anticipated allocations, uses and levels of capital expenditures in the future;
•Expectations regarding compliance with financial and restrictive covenants in our credit facility and other debt agreements;
•Statements regarding furloughed employees and cost reductions;
•Our strategies for customer retention, growth, market position, financial results and risk management; and
•Expectations regarding programs and initiatives for employee recruitment, training and retention.

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

Overview
Lithia Motors, Inc. is a growth company powered by people and innovation with a long-term plan to profitably consolidate the largest retail sector in our country. As a leading provider of personal transportation solutions reaching 100% of the United States within 400 miles, we are among the fastest growing companies in the Fortune

500 (ranked #252 on the Fortune 500 list for 2020). As of December 31, 2020, we operated 209 locations representing 33 brands in 22 states. All of our revenues are generated within the U.S. and all of our property and equipment is located within the U.S.

We offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, finance and insurance products and automotive repair and maintenance. We strive for diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability. Our diversification, along with our operating structure, provides a resilient and nimble business model.

Our omni-channel strategy pragmatically disrupts the industry by leveraging our experienced teams, massive selection of owned inventories, technology and physical logistics network. We seek to provide customers with a seamless experience across online and physical offerings, broad selection and access to specialized expertise and knowledge. Our physical logistics network enables us to provide convenient touch points for customers and provide services throughout the entire ownership life cycle. We use digital technologies to further activate our physical network and generate additional revenues. This unique growth model generates significant cash flows, which funds innovation and the expansion of our nationwide network, creating personal transportation solutions wherever, whenever and however consumers desire.

Founded in 1946 and incorporated in Oregon in 1968, we completed our initial public offering in 1996.

Business Strategy
We seek to provide customers a seamless, blended online and physical retail experience with broad selection and access to specialized expertise and knowledge. Our physical network enables us to provide convenient touch points for customers and provide services throughout the vehicle life cycle. We seek to increase market share and optimize profitability by focusing on the consumer experience and applying proprietary performance measurement systems fueled by data science. In July 2020, we introduced Driveway, a convenient, simple and transparent platform, that serves as our e-commerce home solution and allows us to deliver differentiated, proprietary digital experiences. We believe Driveway will allow us to further activate our physical network and capture additional earnings.

Our long-term strategy to create value for our customers, employees and shareholders includes the following elements:

Driving operational excellence, innovation and diversification
We remain focused on achieving performance through increasing market share and profitability at each of our locations. By promoting an entrepreneurial model, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we strive to increase market share, drive operational performance, develop high-performing teams and foster manufacturer relationships.

In response to evolving consumer preferences, we invest in modernization that supports and expands our core business. These digital strategies combine our experienced, knowledgeable workforce with our owned inventory and physical network of stores, enabling us to be agile and adapt to consumer preferences and market specific conditions. Our investments in modernization are well under way and are taking hold with our teams as they provide digital shopping experiences, contactless test drives and home delivery or curbside pickup for vehicle purchases. Our people and these solutions power our national brands, overlaying our physical footprint in a way that we believe attracts a larger population of digital consumers seeking transparent, empowered, flexible and simple buying and servicing experiences.

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

Growth through acquisition and network optimization
Our acquisition growth strategy has been successful both financially and culturally. Our disciplined approach focuses on acquiring new vehicle franchises, which operate in markets ranging from mid-sized regional markets to metropolitan markets. Acquisition of these businesses increases our proximity to consumers throughout the United States. While we target annual after tax return of more than 15% for our acquisitions, we have averaged over a 25% return by the third year of ownership due to a disciplined approach focusing on accretive, cash flow positive targets at reasonable valuations. We have a greater than 95% acquisition employee retention rate, demonstrating the valuable career opportunities we provide to our employees. In addition to being financially accretive, acquisitions aim to drive network growth that improves our ability to serve customers through vast selection, greater density and access to customers and ability to leverage national branding and advertising.

As we focus on expanding our physical network of stores, one of the criteria we evaluate is a valuation multiple between 3x to 7x of investment in intangibles to estimated annualized adjusted EBITDA, with various factors including location, ability to expand our network and talent considered in determining value. We also target an investment in intangibles as a percentage of annualized revenues in the range of 15% to 30%.

During 2020, we acquired thirty stores and divested five stores. We invested $1.2 billion, net of floor plan debt, to acquire these stores and we expect these acquisitions to add over $3.5 billion in annual revenues. We invested approximately $861 million in intangibles, implying a 6.0x multiple of estimated annualized adjusted EBITDA and an investment in intangibles as a percentage of annualized revenues of 24% without taking into account any synergies. The remaining amount invested of approximately $340 million related to real estate purchased, used vehicle inventory acquired, and other assets and liabilities.

We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. We believe our disciplined approach provides us with attractive acquisition opportunities and expanded coast-to-coast coverage.

Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions, investments in Driveway, our national e-commerce home solution, and support for our existing business. Our capital deployment strategy targets an allocation of 65% investment in acquisitions, 25% investment in capital expenditures and 10% in shareholder return in the form of dividends and share repurchases. During 2020, we invested in our facilities, utilizing $167.8 million for capital expenditures, and paid $29.1 million in dividends. As of December 31, 2020, we had available liquidity of $1.4 billion, which was comprised of $160.2 million in cash and $1.2 billion availability on our credit facilities and unfloored new vehicle inventory. In addition, our unfinanced real estate could provide additional liquidity of approximately $471 million.

Marketing
One of our core values, Earn Customers for Life, defines our market strategy by appealing to our consumers’ desire for affordability, transparency and convenience. We employ national, regional and local brands to connect with consumers with advertising tailored to the individual brand and market. Utilizing data analysis and multi-channel communications, we strive to attract and retain customers throughout the vehicle ownership life cycle.

With vast selection represented by the nation’s third-largest vehicle inventory for sale online, we employ search engine optimization, search engine marketing, online display, re-targeting, social advertising and traditional media to reach consumers. Websites for each of our locations and Driveway, our e-commerce home solution, provide customers with simple, transparent ways to manage their vehicle ownership including: search new and used inventories, view current pricing, discounts and specials, calculate payments for purchase or lease, apply for financing, buy online, schedule service appointments and provide us feedback about their experience. During 2020, our unique visitors increased 31%.

Total advertising expense, net of manufacturer credits, was $97.4 million in 2020, $111.9 million in 2019 and $108.7 million in 2018. In 2020, we spent 87% on digital, social, listings and owner communications while 13% was spent in traditional media. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing and wide selection. We expect the portion of spending in digital channels to continue to increase as traditional media evolves to online consumption models.

Our manufacturer partners influence a significant portion of our advertising expense. Certain advertising and marketing expenditures are offset by manufacturer cooperative programs, which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $23.9 million in 2020, $27.9 million in 2019 and $25.5 million in 2018.

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

A Franchise Agreement may impose requirements on the store with respect to:
•facilities and equipment;
•inventories of vehicles and parts;
•minimum working capital;
•training of personnel; and
•performance standards for market share and customer satisfaction.

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

The typical Franchise Agreement provides for early termination or non-renewal by the manufacturer upon:
•a change of management or ownership without manufacturer consent;
•insolvency or bankruptcy of the dealer;
•death or incapacity of the dealer/manager;
•conviction of a dealer/manager or owner of certain crimes;
•misrepresentation of certain sales or inventory information by the store, dealer/manager or owner to the manufacturer;
•failure to adequately operate the store;
•failure to maintain any license, permit or authorization required for the conduct of business;
•poor market share; or
•low customer satisfaction index scores.

Franchise Agreements generally provide for prior written notice before a franchise may be terminated under most circumstances. We also sign master framework agreements with most manufacturers that impose additional requirements. See Item 1A. Risk Factors.

Competition
The retail automotive business is highly competitive. Currently, there are approximately 16,500 new vehicle franchise dealers in the United States, many of which are independent stores managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly- and privately-held and other online automotive retailers such as CarMax, Carvana, Shift and Vroom.

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

Human Capital
As a company driven by our mission statement, “Growth Powered by People,” we place a high degree of value in each of our team members and their individual professional success. Promoting and hiring the best talent available, defining clear expectations, providing excellent training and rewarding performance helps us build dynamic teams to serve our customers. We cultivate an entrepreneurial, high-performance culture and strive to develop leaders from within. We continue to develop tools, training and growth opportunities that accelerate the depth of our talent.

As of December 31, 2020, we employed approximately 14,538 persons on a full-time equivalent basis in our nationwide network of 209 retail locations. Our workforce was comprised of approximately 20% female employees and approximately 43% of our workforce was comprised of minorities. More than 98% of our workforce earned above minimum wage and our voluntary turnover rate was less than 8% during 2020.

Some examples of our key programs and initiatives that are focused on attracting, retaining and developing our high performing workforce include:

•AMP program (Accelerate My Potential), which began in 2016, is designed to deepen the knowledge of future leaders in all aspects of our business and develop leadership skills to better position participants for a future as a general manager in one of our stores.
•Lithia Women Lead, which began in 2015, provides an avenue for women in the organization to connect, learn and develop. The program includes events throughout the year that provide women in the organization the opportunity to network, act as role models and inspire one another’s growth.
•Talent development. Lithia promotes employee professional development through various programs including tuition reimbursement programs covering up to 75% of an employee’s undergraduate or graduate tuition costs; Master Automotive Service Excellence (ASE) training and certification and Original Equipment Manufacturer (OEM) training for our technicians; and daily on-the-job training resources through our Learning Center.

During 2020, we also invested in and expanded the roles and capabilities of our workforce to drive the development and support of our e-commerce and digital technology capabilities. We believe there is a competitive advantage to integrate and develop individuals with these skill sets and they are an integral part of supporting our five year growth plan and launch of Driveway. As our business evolves, we will remain focused on having human capital capabilities, systems and processes in place to support and align with our strategy.

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

Our business is heavily dependent on consumer demand and preferences. A downturn in overall levels of consumer spending may materially and adversely affect our revenues and gross profit margins. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Additionally, other economic factors, such as rising and sustained periods of high crude oil and fuel prices, may impact consumer demand and preferences. As we operate in 21 states, changes in and the severity of economic conditions may vary by market. Economic conditions may be anemic for an extended period of time, or deteriorate in the future. This would have a material adverse effect on our retail business, particularly sales of new and used vehicles.

Approximately 14.6 million, 17.1 million, and 17.3 million new vehicles were sold in the United States in 2020, 2019, and 2018, respectively. Certain industry analysts have predicted that new vehicle sales will be approximately 16 million for 2021. If new vehicle production exceeds the rate at which new vehicles are sold, our gross profit per vehicle could be adversely affected by this excess and any resulting changes in manufacturer incentive and marketing programs. See the risk factor “If manufacturers or distributors discontinue or change sales incentives, warranties and other promotional programs, our business, results of operations, financial condition and cash flows may be materially adversely affected” below. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and repair and maintenance services, and automotive finance and insurance products.

The novel coronavirus has had and may continue to have an adverse effect our business, financial condition, results of operations and cash flows.

The novel coronavirus (COVID-19) pandemic has resulted in governmental authorities implementing measures to reduce the spread of COVID-19, which have adversely affected workforces, customers, supply chains, consumer sentiment, economies, and financial markets, including in states and regions in which we operate. We have modified certain business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities, and implemented risk mitigation plans for critical items and services required to continue our operations. We are monitoring and managing our cash flows and have enacted cost saving measures to respond to the volatile environment. In addition, we continue to assess our capital deployment strategy. However, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19. Ongoing disruptions in our operations due to the COVID-19 pandemic may continue to adversely impact our business, results of operations, financial condition and cash flows. The impact of the COVID-19 pandemic on our business and financial performance will depend on future developments, including the duration, severity and any resurgences of the pandemic, which are uncertain and cannot be predicted.

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

The automotive industry is predicted to experience rapid change in the years to come, including increases in ride-sharing services, advances in electric vehicle production and driverless technology. Ride-sharing services such as Uber and Lyft provide consumers with mobility options outside of the traditional car ownership and lease alternatives. Certain manufacturers and states have declared commitments to various electric vehicle and zero emissions goals, such as the state of California’s executive order to require all new cars and passenger trucks sold in the state to be zero-emission vehicles by 2035. The overall impact of these options on the automotive industry is uncertain, and may include lower levels of new vehicle sales.

Manufacturers continue to invest in increasing production and quality of BEVs (battery-electric vehicles), which generally require less maintenance than traditional cars and trucks. The effects of BEVs on the automotive industry are uncertain and may include reduced parts and service revenues, as well as changes in the level of sales of certain Finance and Insurance (F&I) products such as extended warranty and lifetime lube, oil and filter contracts.

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

We depend upon the manufacturers and distributors for sales incentives, warranties and other programs that are intended to promote new vehicle sales or supplement dealer income. Manufacturers and distributors routinely make changes to their incentive programs. Key incentive programs include:
•customer rebates;
•dealer incentives on new vehicles;
•special financing rates on certified, pre-owned cars; and
•below-market financing on new vehicles and special leasing terms.

Our financial condition could be materially adversely impacted by a discontinuation or change in our manufacturers’ or distributors’ incentive programs. In addition, certain manufacturers use criteria such as a dealership’s manufacturer-determined customer satisfaction index (CSI score), facility image compliance, employee training, digital marketing and parts purchase programs as factors governing participation in incentive programs. To the extent we do not meet minimum score requirements, we may be precluded from receiving certain incentives, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. For the year ended December 31, 2020, approximately 25% of our service, body and parts revenue was for work covered by manufacturer warranties or manufacturer-sponsored maintenance services. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our service, body and parts sales volume could be adversely affected.

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

Our indebtedness and lease obligations could have important consequences to us, including the following:
•limitations on our ability to make acquisitions;
•impaired ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes;
•reduced funds available for our operations and other purposes, as a larger portion of our cash flow from operations would be dedicated to the payment of principal and interest on our indebtedness; and
•exposure to the risk of increasing interest rates as certain borrowings are, and will continue to be, at variable rates of interest.

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

Our floor plan notes payable, credit facilities and a portion of our real estate debt are subject to variable interest rates. As of December 31, 2020, 49% of our total debt was variable rate. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows. We may use interest rate derivatives to hedge a portion of our variable rate debt, when appropriate, based upon market conditions. See Note 12, Derivative Financial Instruments, related to current hedge activity.

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

We continue to develop our own internal technology solutions to further expand the reach of our nationwide network of service and delivery points. We may face increased competition for market share with these other delivery models and digital retailers over time which could materially and adversely affect our results of operations. There can be no assurance that our initiatives will be successful or that the amount we invest in these initiatives will result in our maintaining market share and continued or improved financial performance.

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

We collect, process, and retain personally identifiable information regarding customers, associates and vendors in the normal course of our business. Our internal and third-party systems are at risk from hackers or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks are growing in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day-to-day basis. We invest in reasonable commercial security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties or other means.

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

In addition, these laws restrict the ability of automobile manufacturers to directly enter the retail market in the future. Manufacturer lobbying efforts and lawsuits may lead to the repeal or revision of these laws. For example, Tesla has received a favorable ruling in certain states allowing direct to consumer sales and service. If manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Most major manufacturers have now established limitations or guidelines on the:
•number of such manufacturers’ stores that may be acquired by a single owner;
•number of stores that may be acquired in any market or region;
•percentage of market share that may be controlled by one automotive retailer group;
•ownership of stores in contiguous markets;
•performance requirements for existing stores; and
•frequency of acquisitions.

In addition, those manufacturers generally require that no other manufacturers’ brands be sold from the same store location, and many manufacturers have site control agreements in place that limit our ability to change the use of the facility without their approval.

A manufacturer also considers our past performance as measured by the Minimum Sales Responsibility (MSR) scores, CSI scores and Sales Satisfaction Index (SSI) scores at our existing stores. At any point in time, certain stores may have scores below the manufacturers’ sales zone averages or have achieved sales below the targets manufacturers have set. Our failure to maintain satisfactory scores and to achieve market share performance goals could restrict our ability to complete future store acquisitions.

Acquisition Risks
We face risks commonly encountered with growth through acquisitions. These risks include, without limitation:
•failing to assimilate the operations and personnel of acquired dealerships;
•straining our existing systems, procedures, structures and personnel;
•failing to achieve predicted sales levels;
•incurring significantly higher capital expenditures and operating expenses, which could substantially limit our operating or financial flexibility;
•entering new, unfamiliar markets;
•encountering undiscovered liabilities and operational difficulties at acquired dealerships;
•disrupting our ongoing business;
•diverting our management resources;
•failing to maintain uniform standards, controls and policies;
•impairing relationships with employees, manufacturers and customers as a result of changes in management;
•incurring increased expenses for accounting and computer systems, as well as integration difficulties;
•failing to obtain a manufacturer’s consent to the acquisition of one or more of its dealership franchises or renew the franchise agreement on terms acceptable to us;
•incorrectly valuing entities to be acquired; and
•incurring additional facility renovation costs or other expenses required by the manufacturer.

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

Consummation and Competition
We may not be able to complete future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition in the future for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including:
•the availability of suitable acquisition candidates;
•competition with other dealer groups for suitable acquisitions;
•the negotiation of acceptable terms with sellers and with manufacturers;
•our financial capabilities and ability to obtain financing on acceptable terms;
•our stock price;
•our ability to maintain required financial covenant levels after the acquisition; and
•the availability of skilled employees to manage the acquired businesses.

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

Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks may be insured under various contracts with third-party insurance carriers. As of December 31, 2020, we had total reserve amounts associated with these programs of $39.1 million.

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

In addition, as we expand into new markets and develop our digital e-commerce solutions, we will need to hire additional managers, engineers, data scientists and other employees. The market for qualified employees in the automotive and technology-related industries is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified personnel could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the lack of qualified managers or other employees employed by potential acquisition candidates may limit our ability to consummate future acquisitions.

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

Item 2. Properties

Our stores and other facilities consist primarily of vehicle showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, vehicle storage lots, parking lots and offices in 21 states in the locations shown in the map under the Overview section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own our corporate headquarters in Medford, Oregon, and numerous other properties used in our operations. Certain of our owned properties are mortgaged. As of December 31, 2020, we had outstanding mortgage debt of $611.5 million. We also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant facilities and undeveloped land for future expansion.

Our corporate headquarters is LEED certified and incorporates roof-mounted solar panels to offset energy usage. Two of our stores are also LEED certified, and we have completed solar projects at four others. Our stores also integrate energy-saving practices and materials. This includes practices such as recycling used tires, used engine oil and used oil filters; the use of waste oil heaters and carwash reclaim systems; using biodegradable products in our detail services and interior and exterior LED lighting. We also provide a complimentary, nationwide electric vehicle (EV) charging network, an important aspect in increasing the number of EVs on the road and thereby reducing emissions.

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

The number of shareholders of record and approximate number of beneficial holders of Class A common stock as of February 19, 2021 was 466 and 63,557, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company, L.L.C. Sidney B. DeBoer Trust U.T.A.D. January 30, 1997 (the “Trust”) is the manager of Lithia Holding Company, L.L.C., and Sidney DeBoer, as the trustee of the Trust, has the authority to vote all of the issued and outstanding shares of our Class B common stock. As of December 31, 2020, Lithia Holding Company, L.L.C., held 200,000 shares of our Class B common stock.

Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Repurchases of Equity Securities
We made the following repurchases of our common stock during the fourth quarter of 2020:

	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)(1)
October	—	$—	—	$187,522
November	184	229.57	—	187,522
December	293	294.69	—	187,522
Total	477	269.57	—	187,522
(1)On October 22, 2018, our Board of Directors approved a $250 million repurchase authorization. This authorization does not have an expiration date.
(2)The shares repurchased in the fourth quarter of 2020 were related to tax withholdings on vesting RSUs.

Stock Performance Graph
The stock performance graph and table that follow compare the cumulative total stockholder return on Lithia Motors, Inc.’s Class A common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500 Index), the Russell 2000, an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive, and Asbury Automotive Group, and a new auto peer group index which adds CarMax to the previously utilized auto peer group index for the five years ended December 31, 2020. The peer group indexes utilize the same methods of presentation and assumptions for the total return calculation as does Lithia Motors, the S&P 500 Index, and the Russell 2000. All companies in the peer group indexes are weighted in accordance with their market capitalizations.1

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2020
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2015
2016
2017
2018
2019
2020
Lithia Motors, Inc.
S&P 500 Index - Total Return
Russell 2000
New Auto Peer Group
Old Auto Peer Group

	Base Period	Indexed Returns for the Year Ended
Company/Index	2015	2016	2017	2018	2019	2020
Lithia Motors, Inc.	$100.00	$91.82	$108.85	$74.05	$144.08	$289.31
S&P 500 Index - Total Return	100.00	111.96	136.40	130.42	171.49	203.04
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
New Auto Peer Group	100.00	106.83	105.69	93.69	135.19	161.25
Old Auto Peer Group	100.00	98.08	96.45	77.22	115.38	151.46
1The graph and table assume that $100 was invested on the last day of trading for the calendar year ended December 31, 2015 in Lithia Motors, Inc’s Class A common stock, the S&P 500 Index, the Russell 2000, and peer group indexes, and that all dividends were reinvested. The Russell 2000 Index was presented as a comparison in the 2019 Form 10-K stock performance graph as a broad market index. We have added the S&P 500 Index as a new broad market index, which represents large capitalization industry performance across major industrial sectors. We have also added CarMax to our peer group index, to update our peer group index moving forward.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. Business, Item 1A. Risk Factors, and our Consolidated Financial Statements and Notes thereto.

Overview
We are one of the largest automotive franchises in the United States and were ranked #252 on the Fortune 500 in 2020. As of February 19, 2021, we offered 33 brands of new vehicles and all brands of used vehicles in 210 stores in the United States and online at over 200 websites. We offer a wide range of products and services including new and used vehicles, finance and insurance products and automotive repair and maintenance.

REGIONAL REACH & DENSITY MAP

2020 US Region Revenue Mix
Southeast, 3%
Northwest, 29%
Northeast, 25%
Southwest, 29%
South Central, 11%
North Central, 3%

During the year ended December 31, 2020, we had net income of $470.3 million, or $19.53 per diluted share, compared to net income of $271.5 million, or $11.60 per diluted share, during 2019. We experienced growth of revenue and gross profit in all major business lines in 2020 compared to 2019, primarily driven by increases in volume related to acquisitions, complimented by organic growth in used vehicles, finance and insurance and service, body and parts sales. On a same store basis, new vehicle revenues and gross profits experienced headwinds with plateauing national new vehicle sales and declining manufacturer incentives. For the year ended December 31, 2020, new vehicle sales accounted for approximately 52% of our revenue and approximately 21% of our gross profit. Used vehicle retail sales accounted for approximately 31% of our revenue and approximately 20% of our gross profit. Our parts and service and finance and insurance operations accounted for approximately 15% of our revenue and contributed approximately 58% of our gross profit.

As of December 31, 2020, we had available liquidity of $1.4 billion, which was comprised of $160.2 million in cash and $1.2 billion availability on our credit facilities and unfloored new vehicle inventory. In addition, our unfinanced real estate could provide additional liquidity of approximately $471 million. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

Results of Operations
For the year ended December 31, 2020, we reported net income of $470.3 million, or $19.53 per diluted share. For the years ended December 31, 2019 and 2018, we reported net income of $271.5 million, or $11.60 per diluted share, and $265.7 million, or $10.86 per diluted share, respectively.

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
($ in millions, except per vehicle data)	2020	2019	Change	%	2018	Change	%
Revenues
New vehicle retail	$6,773.9	$6,799.1	$(25.2)	(0.4)%	$6,602.8	$196.3	3.0%
Used vehicle retail	3,998.4	3,527.2	471.2	13.4	3,079.0	448.2	14.6
Finance and insurance	579.8	518.6	61.2	11.8	454.8	63.8	14.0
Service, body and parts	1,348.7	1,325.1	23.6	1.8	1,222.3	102.8	8.4
Total revenues	13,124.3	12,672.7	451.6	3.6	11,821.4	851.3	7.2

Gross profit
New vehicle retail	$461.0	$385.6	$75.4	19.6%	$385.1	$0.5	0.1%
Used vehicle retail	446.0	367.5	78.5	21.4	322.9	44.6	13.8
Finance and insurance	579.8	518.6	61.2	11.8	454.8	63.8	14.0
Service, body and parts	716.8	667.6	49.2	7.4	600.7	66.9	11.1
Total gross profit	2,225.6	1,953.8	271.8	13.9	1,777.0	176.8	9.9

Gross profit margins
New vehicle retail	6.8%	5.7%	110 bp		5.8%	-10 bp
Used vehicle retail	11.2	10.4	80 bp		10.5	-10 bp
Finance and insurance	100.0	100.0	0 bp		100.0	0 bp
Service, body and parts	53.1	50.4	270 bp		49.1	130 bp
Total gross profit margin	17.0	15.4	160 bp		15.0	40 bp

Retail units sold
New vehicle retail	171,168	180,532	(9,364)	(5.2)%	184,601	(4,069)	(2.2)%
Used vehicle retail	183,230	170,423	12,807	7.5	151,234	19,189	12.7

Average selling price per retail unit
New vehicle retail	$39,575	$37,661	$1,914	5.1%	$35,768	$1,893	5.3%
Used vehicle retail	21,822	20,697	1,125	5.4	20,359	338	1.7

Average gross profit per retail unit
New vehicle retail	$2,693	$2,136	$557	26.1%	$2,086	$50	2.4%
Used vehicle retail	2,434	2,156	278	12.9	2,135	21	1.0
Finance and insurance	1,636	1,478	158	10.7	1,354	124	9.2

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations. Therefore, we have integrated same store measures into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in November 2019 would be included in same store operating data beginning in December 2020, after its first complete comparable month of operations. The fourth quarter operating results for the same store comparisons would include results for that store in only the period of December for both comparable periods.

	Year Ended December 31,
			2020 vs. 2019				2019 vs. 2018
($ in millions, except per vehicle data)	2020	2019	Change	%	2019	2018	Change	%
Revenues
New vehicle retail	$5,943.6	$6,548.6	$(605.0)	(9.2)%	$6,324.4	$6,220.5	$103.9	1.7%
Used vehicle retail	3,594.8	3,390.7	204.1	6.0	3,296.1	2,890.7	405.4	14.0
Finance and insurance	504.2	499.8	4.4	0.9	486.2	429.1	57.1	13.3
Service, body and parts	1,188.8	1,271.0	(82.2)	(6.5)	1,230.8	1,144.0	86.8	7.6
Total revenues	11,611.5	12,193.8	(582.3)	(4.8)	11,810.8	11,111.4	699.4	6.3

Gross profit
New vehicle retail	$411.8	$373.5	$38.3	10.3%	$359.7	$362.9	$(3.2)	(0.9)%
Used vehicle retail	405.9	357.3	48.6	13.6	348.5	308.5	40.0	13.0
Finance and insurance	504.2	499.8	4.4	0.9	486.2	429.1	57.1	13.3
Service, body and parts	626.2	640.6	(14.4)	(2.2)	620.6	564.2	56.4	10.0
Total gross profit	1,968.6	1,885.7	82.9	4.4	1,829.0	1,678.1	150.9	9.0

Gross profit margins
New vehicle retail	6.9%	5.7%	120 bp		5.7%	5.8%	-10 bp
Used vehicle retail	11.3	10.5	80 bp		10.6	10.7	-10 bp
Finance and insurance	100.0	100.0	— bp		100.0	100.0	— bp
Service, body and parts	52.7	50.4	230 bp		50.4	49.3	110 bp
Total gross profit margin	17.0	15.5	150 bp		15.5	15.1	40 bp

Retail units sold
New vehicle retail	149,203	173,561	(24,358)	(14.0)%	167,660	173,214	(5,554)	(3.2)%
Used vehicle retail	165,097	163,443	1,654	1.0	159,078	141,145	17,933	12.7

Average selling price per retail unit
New vehicle retail	$39,836	$37,731	$2,105	5.6%	$37,722	$35,912	$1,810	5.0%
Used vehicle retail	21,774	20,745	1,029	5.0	20,720	20,480	240	1.2

Average gross profit per retail unit
New vehicle retail	$2,760	$2,152	$608	28.3%	$2,145	$2,095	$50	2.4%
Used vehicle retail	2,459	2,186	273	12.5	2,191	2,186	5	0.2
Finance and insurance	1,604	1,483	121	8.2	1,488	1,365	123	9.0

New Vehicles
Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, provide used vehicle inventory through trade-ins, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work.

During 2020, volumes were impacted by shelter in place policies and restrictions enacted by various states, counties and local governments in response to the COVID-19 pandemic. Throughout the year, the impact of the pandemic on each of our markets varied. We experienced initial declines of approximately 50% on average in late March and early April. In our most restrictive states, such as Pennsylvania and Vermont, our locations had few or no sales during those weeks. As restrictions eased during the second quarter, new vehicle sales began to improve with period over period declines gradually decreasing.

The decrease in same store new vehicle revenues for 2020 compared to 2019 was driven by the decrease in unit volume of 14.0%, partially offset by an increase in average selling prices of 5.6%. As the national new vehicle market plateaus, our stores focus on improving gross profit per new vehicle sold. On a same store basis, gross profit per new vehicle increased 28.3% during 2020 compared to 2019. Our recently acquired stores are also focused on improving gross profit per new vehicle as total company gross profit per unit increased 26.1% during 2020 compared to 2019. Pent-up demand and reduced inventory levels related to short-term production closures combined with increased manufacturer partner incentives contributed to these improvements in gross profit per unit. We believe these increases in gross profit per unit will return to normalized levels in 2021.

The same store new vehicle sales increase in 2019 over 2018 of 1.7% included an increase of 5.0% in average selling prices, offset by a decrease in volume of 3.2%.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (CPO) vehicles; core vehicles, which are late-model vehicles with lower mileage; and value autos, which are vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During 2020, our stores sold an average of 78 used vehicles per store per month. This compares to 77 used vehicles per store per month in 2019 and 69 in 2018.

Used vehicle revenues increased 13.4% during 2020 compared to 2019 and 14.6% in 2019 compared to 2018. These increases are due to a combination of increased volume from acquisitions and organic growth in our core and value auto categories at our seasoned stores. Excluding the impact of acquisitions, on a same store basis, used vehicle revenues increased 6.0% during 2020 and included a 1.0% increase in unit volume and a 5.0% increase in average selling price per retail unit compared to 2019. The revenue increase in 2020 was driven by increases in our core and value auto categories of 10.1% and 7.2%, respectively, offset by a decrease in CPO vehicle revenues of 3.0%. The increase in our core vehicle category includes a 4.6% increase in volume, complimented by a 5.3% increase in average selling price per vehicle. The increase in our value auto category is due to an increase in unit sales of 1.5% and an increase in average selling price per vehicle of 5.6%.

Used vehicle gross profits increased 21.4% during 2020 compared to 2019 and 13.8% in 2019 compared to 2018. On a same store basis, used vehicle gross profit increased 13.6% in 2020 compared to 2019, led by the performance in our core and value auto categories with increases of 15.2% and 14.5%, respectively, complimented by an increase in our CPO vehicles of 8.8%. The increase in our core vehicle category was primarily driven by an increase in gross profit per unit. Gross profit per unit in our core vehicle category, which accounted for 57.0% of our used vehicle unit sales in 2020, increased 10.1%, from $2,239 in 2019 to $2,465 in 2020. The increase in same store gross profit in our value auto category was driven by a 12.8% increase in gross profit per unit from $2,211 in 2019 to $2,494 in 2020. Our CPO category experienced a decrease in volume, with unit sales decreasing 7.9% in 2020 compared to 2019, but saw an increase in gross profit per unit of 18.1%, from $2,040 in 2019 to $2,408 in 2020.

Similar to new vehicles, volumes were impacted by the shelter in place policies and restrictions enacted. Initial declines were similar to new vehicles; however, we experienced improvements during the second quarter of 2020, which accelerated into the third quarter of 2020. We believe our used inventory performance will return to normalized levels in 2021.

Used vehicle revenues increased 14.0% in 2019 compared to 2018 on a same store basis due to increases in unit volume and average selling prices of 12.7% and 1.2%, respectively. Same store used vehicle gross profit also increased 13.0% in 2019 compared to 2018.

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

The increases in finance and insurance revenue in 2020 compared to 2019 and in 2019 compared to 2018, were primarily due to increased volume related to acquisitions, combined with expanded product offerings and increasing penetration rates. Third party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability. During 2020, finance and insurance sales accounted for 4.4% of total revenues and 26.1% of total gross profits. On a same store basis, finance and insurance sales accounted for 4.3% of total revenues and 25.6% of total gross profits in 2020. Same store finance and insurance revenues increased 0.9% during 2020 compared to 2019 and 13.3% during 2019 compared to 2018. These increases were driven by increases in finance and insurance revenues per retail unit, combined with increases in used vehicle unit volume, offset by decreases in new vehicle unit volume. On a same store basis, our finance and insurance revenues per retail unit increased $121 per unit to $1,604 in 2020 compared to 2019 and $123 per unit to $1,488 in 2019 compared to 2018. The increase in 2020 compared to 2019 was primarily due to increases in service contract and financing penetration rates of 80 basis points and 70 basis points, respectively, from 47.9% to 48.7% and from 73.7% to 74.4%, respectively.

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

Our service, body and parts revenue grew in customer pay and warranty work in 2020 compared to 2019 and in all areas in 2019 compared to 2018, primarily due to acquisitions. With more late-model units in operation from 2010 to 2016 and a plateauing new vehicle market, we believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance. We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts.

On a same store basis, service, body and parts revenue declined 6.5% during 2020, primarily driven by decreases in customer pay and warranty revenues of 4.8% and 6.3%, respectively, primarily as a result of shelter in place policies in effect during the first half of 2020. Performance in parts wholesale and body shop also saw decreases of 10.6% and 11.7%, respectively, compared to the same period of 2019.

Same store service, body and parts gross profit decreased 2.2% during 2020 compared to 2019 and increased 10.0% during 2019 compared to 2018. These changes were also driven by customer pay and warranty work. Our gross margins continue to increase as our mix has shifted towards customer pay, which has higher margins than other service work.

Segments
Certain financial information by segment is as follows:

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	2020	2019	Change	%	2018	Change	%
Revenues:
Domestic	$4,503.0	$4,382.4	$120.6	2.8%	$4,215.0	$167.4	4.0%
Import	5,448.8	5,267.8	181.0	3.4	5,038.1	229.7	4.6
Luxury	3,152.0	2,991.9	160.1	5.4	2,560.3	431.6	16.9
	13,103.8	12,642.1	461.7	3.7	11,813.4	828.7	7.0
Corporate and other	20.5	30.6	(10.1)	NM	8.0	22.6	NM
	$13,124.3	$12,672.7	$451.6	3.6%	$11,821.4	$851.3	7.2%
NM - Not meaningful

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	2020	2019	Change	%	2018	Change	%
Segment income*:
Domestic	$230.0	$123.4	$106.6	86.4%	$97.6	$25.8	26.4%
Import	249.8	153.9	95.9	62.3	116.2	37.7	32.4
Luxury	98.5	57.1	41.4	72.5	43.9	13.2	30.1
Total segment income for reportable segments	$578.3	$334.4	$243.9	72.9%	$257.7	$76.7	29.8%
*Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net.
Reconciliation of total segment income for reportable segments to our consolidated income before income taxes:

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	2020	2019	Change	%	2018	Change	%
Total segment income for reportable segments	$578.3	$334.4	$243.9	72.9%	$257.7	$76.7	29.8%
Corporate and other	176.7	170.2	6.5	3.8	202.3	(32.1)	(15.9)
Depreciation and amortization	(92.3)	(82.4)	9.9	12.0	(75.4)	7.0	9.3
Other interest expense	(73.1)	(60.6)	12.5	20.6	(56.0)	4.6	8.2
Other income, net	58.9	13.8	45.1	NM	8.9	4.9	NM
Income before income taxes	$648.5	$375.4	$273.1	72.7%	$337.5	$37.9	11.2%
NM - Not meaningful

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
	2020	2019	Change	%	2018	Change	%
Retail new vehicle retail unit sales:
Domestic	48,421	53,262	(4,841)	(9.1)%	55,653	(2,391)	(4.3)%
Import	93,111	98,365	(5,254)	(5.3)	102,454	(4,089)	(4.0)
Luxury	30,087	29,238	849	2.9	26,915	2,323	8.6
	171,619	180,865	(9,246)	(5.1)	185,022	(4,157)	(2.2)
Allocated to management	(451)	(333)	(118)	(35.4)	(421)	88	20.9
	171,168	180,532	(9,364)	(5.2)%	184,601	(4,069)	(2.2)%

Domestic
A summary of financial information for our Domestic segment follows:

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	2020	2019	Change	%	2018	Change	%
Revenue:
New vehicle retail	$2,235.0	$2,287.5	$(52.5)	(2.3)%	$2,290.1	$(2.6)	(0.1)%
Used vehicle retail	1,461.0	1,264.7	196.3	15.5	1,107.4	157.3	14.2
Used vehicle wholesale	104.1	113.6	(9.5)	(8.4)	134.9	(21.3)	(15.8)
Finance and insurance	199.0	184.2	14.8	8.0	166.4	17.8	10.7
Service, body and parts	456.7	477.5	(20.8)	(4.4)	451.4	26.1	5.8
Fleet and other	47.2	54.9	(7.7)	(14.0)	64.8	(9.9)	(15.3)
	$4,503.0	$4,382.4	$120.6	2.8	$4,215.0	$167.4	4.0
Segment income	$230.0	$123.4	$106.6	86.4	$97.6	$25.8	26.4
Retail new vehicle retail unit sales	48,421	53,262	(4,841)	(9.1)%	55,653	(2,391)	(4.3)%

Total Revenue in our Domestic segment increased 2.8% in 2020 compared to 2019. New vehicle unit sales decreased 9.1%, 10.3% on a same store basis, in 2020 compared to 2019, primarily due to decreases in Chrysler and Ford. However, Domestic segment revenues benefited from improved used vehicle retail sales due to an 8.4% increase in volume and a 14.1% increase in gross profit per vehicle in 2020 compared to 2019. Finance and Insurance revenue also contributed to the overall increase in Domestic segment revenue, driven by the increased used vehicle retail volume, combined with a 7.9% increase in finance and insurance income per retail unit sold to $1,765 per unit.

Strong performance in used vehicle retail, service, body and parts, and finance and insurance revenues in 2019 contributed to the 4.0% increase in revenue over 2018.

Our Domestic segment income increased 86.4% in 2020 compared to 2019 due to gross profit growth of 12.1% with declines in SG&A and floor plan interest expense of 0.4% and 42.3%, respectively. As a percentage of gross profit, SG&A decreased 820 basis points in 2020 compared to 2019.

Our Domestic segment income increased 26.4% in 2019 compared to 2018 due to gross profit growth of 8.7% with only minimal increases in SG&A and floor plan interest expense of 5.8% and 2.2%, respectively. As a percentage of gross profit, SG&A decreased 210 basis points in 2019 compared to 2018.

Import
A summary of financial information for our Import segment follows:

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	2020	2019	Change	%	2018	Change	%
Revenue:
New vehicle retail	$2,881.0	$2,920.8	$(39.8)	(1.4)%	$2,933.1	$(12.3)	(0.4)%
Used vehicle retail	1,610.4	1,448.5	161.9	11.2	1,283.4	165.1	12.9
Used vehicle wholesale	126.0	112.1	13.9	12.4	123.4	(11.3)	(9.2)
Finance and insurance	281.5	247.4	34.1	13.8	220.3	27.1	12.3
Service, body and parts	517.2	496.2	21.0	4.2	453.8	42.4	9.3
Fleet and other	32.7	42.8	(10.1)	(23.6)	24.1	18.7	77.6
	$5,448.8	$5,267.8	$181.0	3.4	$5,038.1	$229.7	4.6
Segment income	$249.8	$153.9	$95.9	62.3	$116.2	$37.7	32.4
Retail new vehicle retail unit sales	93,111	98,365	(5,254)	(5.3)%	102,454	(4,089)	(4.0)%

Revenues in our Import segment increased in used vehicle retail, finance and insurance, and service, body and parts in 2020 compared to 2019. New vehicle unit sales in our Import segment decreased 5.3%, 15.9% on a same store basis, primarily related to decreases in Toyota and Honda. However, Import segment revenues benefited from improved used vehicle sales due to a 6.3% increase in volume, increases in finance and insurance revenues as a result of increased volume combined with a 13.8% increase in finance and insurance income per retail unit sold to $1,559 per unit, and improved service, body and parts revenues.

The increase in our Import segment revenue in 2019 compared to 2018 was driven by increases in used vehicle retail, finance and insurance, and service, body and parts. New vehicle unit sales in our Import segment decreased 4.0%. However, Import segment revenues benefited from improved used vehicle retail due to a 10.4% increase in volume, increases in finance and insurance revenues as a result of increased volume combined with a 10.1% increase in finance and insurance income per retail unit sold to $1,370 per unit, and improved service, body and parts revenues.

Our Import segment income increased 62.3% in 2020 compared to 2019 due to gross profit growth of 15.2% with only a minimal increase in SG&A expense of 7.0% and a decrease in floor plan interest expense of 28.3%. As a percentage of gross profit, SG&A decreased 550 basis points in 2020 compared to 2019.

Our Import segment income increased 32.4% in 2019 compared to 2018 due to gross profit growth of 10.4% with only minimal increases in SG&A and floor plan interest expense of 6.5% and 6.1%, respectively. As a percentage of gross profit, SG&A decreased 280 basis points in 2019 compared to 2018.

Luxury
A summary of financial information for our Luxury segment follows:

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	2020	2019	Change	%	2018	Change	%
Revenue:
New vehicle retail	$1,659.4	$1,588.8	$70.6	4.4%	$1,397.8	$191.0	13.7%
Used vehicle retail	927.9	813.3	114.6	14.1	688.1	125.2	18.2
Used vehicle wholesale	78.2	75.3	2.9	3.9	72.9	2.4	3.3
Finance and insurance	94.7	77.1	17.6	22.8	62.0	15.1	24.4
Service, body and parts	358.7	335.3	23.4	7.0	298.9	36.4	12.2
Fleet and other	33.1	102.1	(69.0)	(67.6)	40.6	61.5	151.5
	$3,152.0	$2,991.9	$160.1	5.4	$2,560.3	$431.6	16.9
Segment income	$98.5	$57.1	$41.4	72.5	$43.9	$13.2	30.1
Retail new vehicle retail unit sales	30,087	29,238	849	2.9%	26,915	2,323	8.6%

The increase in our Luxury segment revenue in 2020 compared to 2019 resulted from increases in all major business lines. New vehicle unit sales increased 2.9%, but decreased 14.3% on a same store basis, mainly related to our BMW, Acura, and Audi franchises. Our Luxury segment revenues also benefited from a 9.3% increase in used vehicle unit sales, a 15.9% increase in finance and insurance revenues per retail unit to $1,541 per unit and growth in service, body and parts during 2020 compared to 2019.

Our Luxury segment revenue increased in 2019 compared to 2018 across all major business lines. New vehicle unit sales increased 8.6% over the prior year. Our Luxury segment revenues also benefited from an 18.7% increase in used vehicle unit sales, a 9.7% increase in finance and insurance revenues per retail unit to $1,330 per unit and growth in service, body and parts during 2019 compared to 2018.

Our Luxury segment income increased 72.5% in 2020 compared to 2019. This increase was due to gross profit growth of 14.2% and decreased floor plan interest expense of 26.6%, offset by an increase in SG&A of 8.0%. As a percentage of gross profit, SG&A decreased 430 basis points in 2020 compared to 2019.

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

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	2020	2019	Change	%	2018	Change	%
Revenue, net	$20.5	$30.6	$(10.1)	NM	$8.0	$22.6	NM
Segment income	176.7	170.2	6.5	3.8%	202.4	(32.2)	(15.9)%
NM - not meaningful

The decrease in Corporate and other revenues in 2020 compared to 2019 was primarily affected by our reserve for revenue reversals associated with unwound vehicle sales. Corporate and other revenues were affected in 2019 by a decrease in internal corporate vehicle purchases and leases with our stores resulting in positive revenues compared to 2018.

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

The increase in Corporate and other segment income in 2020 compared to 2019 is primarily due to an increase in gains on the divestiture of stores. The decrease in Corporate and other segment income in 2019 compared to 2018 was primarily due decreased gains on the divestiture of stores and an increase in certain insurance reserves.

See Note 17 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Form 10-K for additional information.

Asset Impairments
Asset impairments recorded as a component of operations consist of the following:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Franchise value	$4.4	$0.4	$—
Goodwill	3.5	1.7	—
Long-lived assets	—	0.5	1.3
Total asset impairments	$7.9	$2.6	$1.3

Goodwill and franchise value for our reporting units are tested for impairment annually as of October 1 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform qualitative franchise value and goodwill impairment tests as of October 1 each year. These non-cash impairment charges are included in the “Corporate and Other” category of our segment information.

During the second quarter of 2020, there were indications of a triggering event at certain reporting units. We tested the goodwill and franchise value for these locations. As a result, we identified certain reporting units where it was more likely than not the fair values were less than the carrying amounts, and we recorded non-cash impairment charges of $4.4 million and $3.5 million, which was equal to the difference between the fair value and the carrying value for franchise value and goodwill, respectively. One of these locations was subsequently sold in the fourth quarter of 2020.

In the first quarter of 2019, we recorded an asset impairment of $0.5 million associated with certain real properties. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value. The impaired long-lived asset was subsequently sold in the second quarter of 2019.

As a result of our 2019 annual impairment testing, we identified certain reporting units where it was more likely than not the fair value was less than the carrying amount, and recorded non-cash impairment charges of $0.4 million and $1.7 million for franchise value and goodwill, respectively.

In 2018, we recorded an asset impairment of $1.3 million associated with certain real properties. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

See Note 1, Note 4 and Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Selling, General and Administrative (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	2020	2019	Change	%	2018	Change	%
Personnel	$983.7	$911.2	$72.5	8.0%	$824.8	$86.4	10.5%
Advertising	97.4	111.9	(14.5)	(13.0)	108.7	3.2	2.9
Rent	41.4	41.3	0.1	0.2	43.3	(2.0)	(4.6)
Facility costs	81.1	77.4	3.7	4.8	72.0	5.4	7.5
Gain on sale of assets	(18.2)	(9.7)	(8.5)	87.6	(14.8)	5.1	(34.5)
Other	242.9	241.7	1.2	0.5	219.3	22.4	10.2
Total SG&A	$1,428.3	$1,373.8	$54.5	4.0%	$1,253.3	$120.5	9.6%

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
As a % of gross profit	2020	2019	Change		2018	Change
Personnel	44.2%	46.6%	(240)	bps	46.4%	20	bps
Advertising	4.4	5.7	(130)		6.1	(40)
Rent	1.9	2.1	(20)		2.4	(30)
Facility costs	3.6	4.0	(40)		4.1	(10)
Gain on sale of assets	(0.8)	(0.5)	(30)		(0.8)	30
Other	10.9	12.4	(150)		12.3	10
Total SG&A	64.2%	70.3%	(610)	bps	70.5%	(20)	bps

SG&A increased 4.0%, or $54.5 million in 2020 compared to 2019. Overall increases in SG&A were primarily due to increased personnel costs resulting from our growth through acquisitions, offset by decreases in advertising spend and gains on sales of assets. Other expenses in 2020 included acquisition expenses of $3.1 million, compared to $2.5 million in 2019 and $6.1 million of storm related insurance charges, compared to $9.5 million in 2019. Gains on the sale of stores were $16.6 million and $9.7 million in 2020 and 2019, respectively.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit was 64.4% in 2020 compared to 69.4% in 2019, which included decreases across all categories.

SG&A increased 9.6%, or $120.5 million, in 2019 compared to 2018. Overall increases in SG&A were primarily due to growth through acquisitions, increased losses related to storm insurance reserve charges, and a decrease in gains on disposal of stores. Other expenses in 2019 included acquisition expenses of $2.5 million, compared to $4.3 million in 2019 and $9.5 million of storm related insurance charges, compared to $3.2 million in 2018. Gains on the sale of stores were $9.7 million and $15.1 million in 2019 and 2018, respectively.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit was 69.8% in 2019 compared to 70.5% in 2018. Decreases were seen in advertising, rent, facility costs, and data processing, partially offset by increases in personnel costs.

SG&A adjusted for non-core charges was as follows:

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	2020	2019	Change	%	2018	Change	%
Personnel	$983.7	$911.2	$72.5	8.0%	$824.8	$86.4	10.5%
Advertising	97.4	111.9	(14.5)	(13.0)	108.7	3.2	2.9
Rent	41.4	41.3	0.1	0.2	43.3	(2.0)	(4.6)
Facility costs	81.1	77.4	3.7	4.8	72.0	5.4	7.5
Adjusted loss (gain) on sale of assets	(1.6)	0.0	(1.6)	NM	0.5	(0.5)	(100.0)
Adjusted other	233.8	229.7	4.1	1.8	214.6	15.1	7.0
Total adjusted SG&A	$1,435.8	$1,371.5	$64.3	4.7%	$1,263.9	$107.6	8.5%

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
As a % of gross profit	2020	2019	Change		2018	Change
Personnel	44.2%	46.6%	(240)	bps	46.4%	20	bps
Advertising	4.4	5.7	(130)		6.1	(40)
Rent	1.9	2.1	(20)		2.4	(30)
Facility costs	3.6	4.0	(40)		4.1	(10)
Adjusted loss (gain) on sale of assets	(0.1)	—	(10)		0.0	—
Adjusted other	10.5	11.8	(130)		12.1	(30)
Total adjusted SG&A	64.5%	70.2%	(570)	bps	71.1%	(90)	bps
See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization related to tradenames.

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	2020	2019	Change	%	2018	Change	%
Depreciation and amortization	$92.3	$82.4	$9.9	12.0%	$75.4	$7.0	9.3%

Acquisition activity contributed to the increases in depreciation and amortization in 2020 compared to 2019 and in 2019 compared to 2018. We acquired approximately $241 million and $63 million of depreciable property as part of our 2020 and 2019 acquisitions, respectively. Capital expenditures totaled $167.8 million and $124.9 million, respectively, in 2020 and 2019. These investments increase the amount of depreciable assets. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

	Year Ended December 31,
	2020	2019	2018
Operating margin	5.3%	3.9%	3.8%
Operating margin adjusted for non-core charges(1)	5.3	3.9	3.7
(1)See “Non-GAAP Reconciliations” for additional information.

In 2020, our operating margin increased 140 basis points compared to 2019. In 2020, the increase in our operating margin was driven by a decrease in SG&A as a percentage of gross profit and increased total gross margin.

In 2019, our operating margin increased 10 basis points compared to 2018. Adjusting for non-core charges, including storm related insurance charges and acquisition expenses, our operating margin increased 20 basis points in 2019 compared to 2018. In 2019, the increase in our operating margin was driven by a decrease in SG&A as a percentage of gross profit and increased total gross margin.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense decreased $38.4 million in 2020 compared to 2019, primarily due to our ability to pay off our higher interest rate floor plan notes payable with the surplus liquidity generated from our senior note and equity offerings in 2020. This changed the overall mix in our interest rates on our floor plan facilities, decreasing floor plan interest expense $19.4 million for pre-existing locations. Acquisition volume increased floor plan interest expense $1.0 million, while overall decreases in inventory financed with floor plan decreased floor plan interest expense $20.0 million.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned:

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	2020	2019	Change	%	2018	Change	%
Floor plan interest expense (new vehicles)	$34.4	$72.8	$(38.4)	(52.7)%	$62.3	$10.5	16.9%
Floor plan assistance (included as an offset to cost of sales)	(72.8)	(69.0)	(3.8)	5.5	(66.9)	(2.1)	3.1
Net new vehicle carrying costs (benefit)	$(38.4)	$3.8	$(42.2)	NM	$(4.6)	$8.4	(182.6)%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, our revolving lines of credit, and issued senior notes.

	Year Ended December 31,
			2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	2020	2019	Change	%	2018	Change	%
Mortgage interest	$26.2	$27.5	$(1.3)	(4.7)%	$25.0	$2.5	10.0%
Other interest	48.5	35.4	13.1	37.0	32.3	3.1	9.6
Capitalized interest	(1.6)	(2.3)	0.7	(30.4)	(1.3)	(1.0)	76.9
Total other interest expense	$73.1	$60.6	$12.5	20.6%	$56.0	$4.6	8.2%

The increase in other interest expense in 2020 compared to 2019 was due to the issuances of $400 million in aggregate principal amount of 4.625% senior notes due 2027 in December 2019 and $550 million in aggregate principal amount of 4.375% senior notes due 2031 in October 2020, offset by decreases in our average borrowings on our credit facility. See also Note 6 of Notes to Consolidated Financial Statements for additional information.

The increase in other interest expense in 2019 compared to 2018 was due to increased average borrowings on our credit facility, the issuance of $400 million in aggregate principal amount of 4.625% senior notes due 2027 in December 2019, and increases in mortgage borrowings related to acquisitions.

Other Income, Net

Income Tax Provision
Our effective income tax rate was as follows:

	Year Ended December 31,
	2020	2019	2018
Effective income tax rate	27.5%	27.7%	21.3%
Effective income tax rate excluding non-core items(1)	27.6	27.6	25.6
(1)See “Non-GAAP Reconciliations” for more details

Our effective income tax rate in 2020 was positively affected by an increase in pre-tax income, excess tax benefits on stock awards vesting in the current period, and a reduction in non-deductible expenses. Our current state effective tax rate was negatively impacted by the enactment of the Oregon Corporate Activity Tax beginning January 1, 2020, which was partially offset by favorable changes in our state rate due to acquisitions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other items, includes modifications to federal net operating loss rules, the business interest deduction limitation, and the bonus depreciation eligibility of qualified improvement property. An analysis of bonus depreciation eligibility of qualified improvement property was completed and recorded during the year. On December 27, 2020, the Consolidated Appropriations Act 2021 (CAA) was signed into law. We will continue to monitor the potential impacts of these legislative changes on future periods.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (in millions, except per share amounts):

	Year Ended December 31, 2020
(Dollars in millions)	As reported	Net disposal gain on sale of stores	Asset impairment	Investment gains	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Asset impairments	$7.9	$—	$(7.9)	$—	$—	$—	$—	$—

Selling, general and administrative	1,428.3	16.6	—	—	(6.1)	(3.0)	—	1,435.8

Operating income (loss)	697.1	(16.6)	7.9	—	6.1	3.0	—	697.5

Other income (expense), net	58.9	—	—	(43.8)	—	—	—	15.1

Income (loss) before income taxes	$648.5	$(16.6)	$7.9	$(43.8)	$6.1	$3.0	$—	$605.1
Income tax (provision) benefit	(178.2)	4.6	(2.3)	12.1	(1.6)	(0.8)	(0.8)	(167.0)
Net income (loss)	$470.3	$(12.0)	$5.6	$(31.7)	$4.5	$2.2	$(0.8)	$438.1

Diluted net income (loss) per share	$19.53	$(0.50)	$0.23	$(1.32)	$0.19	$0.09	$(0.03)	$18.19
Diluted share count	24.1

	Year Ended December 31, 2019
(Dollars in millions)	As reported	Net disposal gain on sale of stores	Asset impairment	Insurance reserves	Acquisition expenses	Adjusted
Asset impairments	$2.6	$—	$(2.6)	$—	$—	$—

Selling, general and administrative	1,373.8	9.7	—	(9.5)	(2.5)	1,371.5

Operating income (loss)	495.0	(9.7)	2.6	9.5	2.5	499.9

Income (loss) before income taxes	$375.4	$(9.7)	$2.6	$9.5	$2.5	$380.3
Income tax (provision) benefit	(103.9)	2.8	(0.7)	(2.6)	(0.7)	(105.1)
Net income (loss)	$271.5	$(6.9)	$1.9	$6.9	$1.8	$275.2

Diluted net income (loss) per share	$11.60	$(0.30)	$0.08	$0.30	$0.08	$11.76
Diluted share count	23.4

	Year Ended December 31, 2018
(Dollars in millions)	As reported	Net disposal gain on sale of stores	Asset impairment	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Asset impairments	$1.3	$—	$(1.3)	$—	$—	$—	$—

Selling, general and administrative	1,253.3	15.4	—	(1.5)	(3.3)	—	1,263.9

Operating income (loss)	447.0	(15.4)	1.3	1.5	3.3	—	437.7

Income (loss) before income taxes	$337.5	$(15.4)	$1.3	$1.5	$3.3	$—	$328.2
Income tax (provision) benefit	(71.8)	4.0	(0.3)	(0.4)	(0.9)	(14.8)	(84.2)
Net income (loss)	$265.7	$(11.4)	$1.0	$1.1	$2.4	$(14.8)	$244.0

Diluted net income (loss) per share	$10.86	$(0.47)	$0.04	$0.05	$0.10	$(0.60)	$9.98
Diluted share count	24.5

Liquidity and Capital Resources
We manage our liquidity and capital resources in the context of our overall business strategy, continually forecasting and managing our cash, working capital balances and capital structure to meet the short-term and long-term obligations of our business while maintaining liquidity and financial flexibility. Our capital deployment strategy targets an allocation of 65% investment in acquisitions, 25% investment in capital expenditures and 10% in shareholder return in the form of dividends and share repurchases.

Cash flows from operations and borrowings under our credit facilities are our main sources for liquidity. In addition to the above sources of liquidity, potential sources to fund our business strategy include financing of real estate and proceeds from debt or equity offerings. We evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Available Sources
Below is a summary of our immediately available funds:

	As of December 31,
(Dollars in millions)	2020	2019	Change	%
Cash and cash equivalents	$160.2	$84.0	$76.2	90.7%
Available credit on the credit facilities	1,237.1	574.5	662.6	115.3
Total current available funds	$1,397.3	$658.5	$738.8	112.2%
NM - Not meaningful.

In October 2020, we raised additional capital through the issuance of $550 million aggregate principal amount of 4.375% senior notes due 2031 and gross proceeds of $805 million from the issuance of Class A Common stock. Combined, these transactions provided for $1.3 billion of available liquidity, net of applicable transaction costs.

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Net cash provided by operating activities	$542.2	$524.5	$519.7
Net cash used in investing activities	(1,605.8)	(463.0)	(557.1)
Net cash provided by (used in) financing activities	1,139.7	(9.1)	11.7

Operating Activities
Cash provided by operating activities increased $17.7 million in 2020 compared to 2019, primarily as a result of improved profitability, lower inventory turns compared to the prior year and growth in our business through acquisitions.

Borrowings from and repayments to our syndicated credit facility related to our new vehicle inventory floor plan financing are presented as financing activities. Additionally, the cash paid for inventory purchased as part of an acquisition is presented as an investing activity, while the subsequent flooring of the inventory is included in floor plan notes payable cash activities. At the end of 2020, we had excess cash from the proceeds received from our debt and equity offerings and utilized some of those funds to temporarily pay down outstanding floor plan debt.

To better understand the impact of these items, adjusted net cash provided by operating activities is presented below:

	Year Ended December 31,
			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	Change	2018	Change
Net cash provided by operating activities – as reported	$542.2	$524.5	$17.7	$519.7	$4.8
Less: Net repayments on floor plan notes payable: non-trade	(20.6)	(54.6)	34.0	(21.9)	(32.7)
Add: Temporary pay down of outstanding borrowings on floor plan notes payable: non-trade	113.4	—	113.4		—
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(255.0)	(80.0)	(175.0)	(120.0)	40.0
Net cash provided by operating activities – adjusted	$380.0	$389.9	$(9.9)	$377.8	$12.1

Inventories are the most significant component of our cash flow from operations. As of December 31, 2020, our new vehicle days’ supply was 50 days, or 21 days lower than our days’ supply as of December 31, 2019. Our days’ supply of used vehicles was 65 days, which was the same as our days’ supply as of December 31, 2019. We calculate days’ supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $1.6 billion and $463.0 million, respectively, for 2020 and 2019. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Year Ended December 31,
			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	Change	2018	Change
Capital expenditures	$(167.8)	$(124.9)	$(42.9)	$(158.0)	$33.1
Cash paid for acquisitions, net of cash acquired	(1,503.3)	(366.6)	(1,136.7)	(373.8)	7.2
Cash paid for other investments	(11.2)	(7.2)	(4.0)	(62.7)	55.5
Proceeds from sales of stores	57.5	46.7	10.8	34.3	12.4

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Post-acquisition capital improvements	$32.5	$33.9	$59.0
Facilities for open points	—	5.4	8.4
Purchases of previously leased facilities	29.6	3.1	7.9
Existing facility improvements	48.7	50.2	53.5
Maintenance	57.0	32.3	29.2
Total capital expenditures	$167.8	$124.9	$158.0

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

Acquisitions
Growth through acquisitions is a key component of our long-term strategy that enables us to increase our network of locations, support maintaining a diverse franchise and geographic mix and improve our ability to serve customers through wider selection and improved proximity. Our disciplined approach focuses on acquiring new vehicle franchises that are accretive and cash flow positive at reasonable valuations.

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by these transactions are recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Number of stores acquired	30	9	17
Number of stores opened	—	—	1
Number of franchises added	—	1	—

Cash paid for acquisitions, net of cash acquired	$(1,503.3)	$(366.6)	$(373.8)
Add: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	255.0	80.0	120.0
Cash paid for acquisitions, net of cash acquired – adjusted	$(1,248.3)	$(286.6)	$(253.8)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Cash provided by (used in) financing activities, as reported	$1,139.7	$(9.1)	$11.7
Add: Net repayments on floor plan notes payable: non-trade	20.6	54.6	21.9
Cash provided by financing activities, as adjusted	$1,160.3	$45.5	$33.6

Below are highlights of significant activity related to our cash flows from financing activities, excluding net (repayments) borrowings on floor plan notes payable: non-trade, which are discussed above:

	Year Ended December 31,
			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	Change	2018	Change
Net (repayments) borrowings on lines of credit	$(110.0)	$(314.6)	$204.6	$191.8	$(506.4)
Principal payments on long-term debt and finance lease liabilities, other	(6.3)	(11.0)	4.7	(26.1)	15.1
Proceeds from the issuance of long-term debt	606.5	420.3	186.2	62.1	358.2
Proceeds from the issuance of common stock	790.4	11.0	779.4	10.1	0.9
Repurchases of common stock	(50.6)	(3.2)	(47.4)	(148.9)	145.7
Dividends paid	(29.1)	(27.6)	(1.5)	(27.7)	0.1

Borrowing and Repayment Activity
During 2020, we raised net proceeds of $606.5 million through the issuance of $550.0 million in aggregate principal amount of 4.375% senior notes due 2031 and $56.5 million through mortgages, and repaid $110.0 million, net, on our lines of credit. These funds were primarily used for acquisitions, share repurchases and capital expenditures.

Our debt to total capital ratio, excluding floor plan notes payable, was 44.5% at December 31, 2020 compared to 50.0% at December 31, 2019.

Equity Transactions
In October 2020, we completed the public offering of 3,659,091 million shares of our Class A common stock, no par value per share, which included the exercise in full by the underwriters of their option to purchase up to 477,272 additional shares of our Class A common stock, for total net proceeds of approximately $777.6 million.

Our share repurchase program, authorized by our Board of Directors, allows us to repurchase up to $250 million of our Class A common stock. As of December 31, 2020, we had $187.5 million available for repurchase under the program. The authority to repurchase does not have an expiration date.

During 2020, we paid dividends on our Class A and Class B Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2020	$0.30	$7.0
May 2020	0.30	6.8
August 2020	0.31	7.1
November 2020	0.31	8.2

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

(Dollars in millions)	Outstanding as of December 31, 2020	Remaining Available as of December 31, 2020
Floor plan notes payable: non-trade	$1,563.0	$—	(1)
Floor plan notes payable	234.2	—
Used and service loaner vehicle inventory financing commitments	—	491.0	(2)
Revolving lines of credit	39.0	632.7	(2),(3)
Real estate mortgages	611.5	—
Finance lease obligations	246.4	—
5.250% Senior notes due 2025	300.0	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
Other debt	2.4	—
Unamortized debt issuance costs	(18.6)	—	(4)
Total debt	$3,927.9	$1,123.7
(1)As of December 31, 2020, we had a $2.1 billion new vehicle floor plan commitment as part of our credit facility.
(2)The amounts available on the credit facilities are limited based on borrowing base calculations and fluctuates monthly.
(3)Available credit is based on the borrowing base amount effective as of November 30, 2020. This amount is reduced by $18.2 million for outstanding letters of credit.
(4)Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability. See Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Credit Facility
Our syndicated credit facility (credit facility) is comprised of 19 financial institutions, including seven manufacturer-affiliated finance companies, with a maturity date of January 2025.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.10% for new vehicle floor plan financing, one-month LIBOR plus 1.40% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.00% to 2.00%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 1.24% at December 31, 2020. The annual interest rate associated with our used vehicle inventory financing commitment was 1.54% at December 31, 2020. The annual interest rate associated with our service loaner inventory financing commitment was 1.34% at December 31, 2020. The annual interest rate associated with our revolving line of credit was 1.14% at December 31, 2020.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2020
Current ratio	Not less than 1.10 to 1	1.48 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	3.91 to 1
Leverage ratio	Not more than 5.75 to 1	2.74 to 1

As of December 31, 2020, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Other Lines of Credit
Our other lines of credit include commitments of up to $80.0 million, secured by certain assets from select Chrysler locations and all Ford locations. These other lines of credit mature in 2021 and have interest rates up to 5.70%. As of December 31, 2020, no amounts were outstanding on these other lines of credit.

On July 14, 2020, we entered into a five-year real estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real-estate backed credit facility provides a total financing commitment of up to $251.5 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00%-2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. The facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, consistent with those under our existing syndicated credit facility with U.S. Bank National Association as administrative agent. As of December 31, 2020, no amounts were outstanding on the real estate backed facility.

On July 31, 2020, we entered into a securitization facility which provides initial commitments for borrowings of up to $150.0 million and matures in July 2022. As of December 31, 2020, we had $39.0 million drawn on the securitization facility.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. As discussed above in “Operating Activities,” during 2019 we entered a floor plan agreement with Chrysler Capital. This facility provides floor plan financing for new vehicle inventory at select Chrysler stores. This facility adds to our existing facility with Ford Motor Credit Company. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of December 31, 2020, $234.2 million was outstanding on these agreements at interest rates ranging up to 5.25%. Borrowings from and repayments to manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.9% to 5.3% at December 31, 2020. The mortgages are payable in various installments through August 1, 2038. As of December 31, 2020, we had fixed interest rates on 76.2% of our outstanding mortgage debt.

We have finance lease obligations with some of our leased real estate. Interest rates related to this debt ranged from 1.9% to 8.5% at December 31, 2020. The leases have terms extending through August 2037.

Our other debt includes sellers’ notes. The interest rates associated with our other debt ranged from 4.4% to 5.3% at December 31, 2020. This debt, which totaled $2.4 million at December 31, 2020, is due in various installments through August 2037.

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

4.625% Senior Notes Due 2027
On December 9, 2019, we issued $400.0 million in aggregate principal amount of 4.625% senior notes due 2027 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the notes from December 9, 2019 and is payable semiannually on June 15 and December 15. We may redeem the notes in whole or in part, on or after December 15, 2022, at the redemption prices set forth in the indenture. Prior to December 15, 2022, we may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the indenture. In addition, prior to December 15, 2022, we may redeem up to 40% of the notes from the proceeds of certain equity offerings. Upon certain change of control events (as set forth in the indenture), the holders of the notes may require us to repurchase all or a portion of the notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.

4.375% Senior Notes Due 2031
On October 9, 2020, we issued $550.0 million in aggregate principal amount of 4.375% senior notes due 2031 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the notes from October 9, 2020 and is payable semiannually on January 15 and July 15. We may redeem the notes in whole or in part, on or after October 15, 2025, at the redemption prices set forth in the indenture. Prior to October 15, 2025, we may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the indenture. In addition, prior to October 15, 2025, we may redeem up to 40% of the notes from the proceeds of certain equity offerings. Upon certain change of control events (as set forth in the indenture), the holders of the notes may require us to repurchase all or a portion of the notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Contractual Payment Obligations
A summary of our contractual commitments and obligations as of December 31, 2020, was as follows:

	Payments Due By Period
(Dollars in millions)	Total	2021	2022 and 2023	2024 and 2025	2026 and beyond
Contractual Obligation:
Floor plan notes payable: non-trade(1)	$1,563.0	$1,563.0	$—	$—	$—
Floor plan notes payable(1)	234.2	234.2	—	—	—
Used and service loaner vehicle inventory financing commitments(1)	—	—	—	—	—
Revolving lines of credit(1)(3)	39.0	—	39.0	—	—
Real estate mortgages, including interest(3)	716.3	81.0	149.0	150.3	336.0
Finance lease obligations(2)	275.5	11.9	118.0	112.8	32.8
5.250% Senior notes due 2025, including interest(3)	378.8	15.8	31.5	331.5	—
4.625% Senior notes due 2027, including interest(3)	679.5	18.5	37.0	37.0	587.0
4.375% Senior notes due 2031, including interest(3)	808.1	17.5	48.1	48.1	694.4
Other debt, including interest	1,252.8	0.7	1.3	300.5	950.3
Charge-backs on various contracts	67.0	39.9	24.6	2.5	—
Operating leases(2)	414.6	40.5	73.8	65.3	235.0
Self-insurance programs	39.1	21.4	10.9	3.6	3.2
	$6,467.9	$2,044.4	$533.2	$1,051.6	$2,838.7
(1)Amounts for new vehicle floor plan commitment, floor plan notes payable, the used and service loaner vehicle inventory financing commitments and the revolving lines of credit do not include estimated interest payments. See Note 1 and Note 6 of Notes to Consolidated Financial Statements.
(2)Amounts for operating lease commitments do not include sublease income, and certain operating expenses such as maintenance, insurance and real estate taxes. See Note 7 and Note 11 of Notes to Consolidated Financial Statements.
(3)Balances exclude net impact of debt issuance costs. See Note 6 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Changing Prices
Inflation and changing prices did not have a material impact on our revenues or income from operations in the years ended December 31, 2020, 2019 and 2018.

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

Our most critical accounting estimates include those related to goodwill and franchise value, and acquisitions. We also have other key accounting policies for valuation of accounts receivable and expense accruals. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

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

We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2020, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment.

As of December 31, 2020, we had $593.0 million of goodwill on our balance sheet associated with 192 reporting units. No reporting unit accounted for more than 2.8% of our total goodwill as of December 31, 2020. During the second quarter of 2020, there were indications of a triggering event at certain reporting units. We tested the goodwill values for these locations, and, as a result, we recorded an impairment charge of $3.5 million. The annual goodwill impairment analysis, which we perform as of October 1 of each year, resulted in no indications of impairment in 2020 or 2018. In 2019, our annual analysis resulted in an impairment charge of $1.7 million.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2020, we evaluated our indefinite-lived intangible assets using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the individual store’s franchise value exceeds the carrying amount, the franchise value is not impaired, and the second step is not necessary. If the qualitative assessment determines it is more likely than not that the fair value is less than the carrying amount, then a quantitative valuation of our franchise value is performed. An impairment charge is recorded to the extent the fair value is less than the carrying value.

As of December 31, 2020, we had $350.2 million of franchise value on our balance sheet associated with 192 stores. No individual store accounted for more than 5.2% of our total franchise value as of December 31, 2020. During the second quarter of 2020, there were indications of a triggering event at certain reporting units. We tested the franchise values for these locations, and as a result we recorded an impairment charge of $4.4 million. The annual franchise value impairment analysis, which we perform as of October 1 each year, resulted in no indications of impairment in 2020 or 2018. In 2019, our annual analysis resulted in an impairment charge of $0.4 million.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value and/or goodwill related to that manufacturer. No individual manufacturer accounted for more than 19.5% of our total franchise value and goodwill as of December 31, 2020.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks relating to market fluctuations in interest rates and equity values. We do not acquire our market risk sensitive instruments for trading purposes.

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

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. As of December 31, 2020, we had $2.0 billion outstanding under such agreements at a weighted average interest rate of 1.46% per annum. A 10% increase in interest rates, or 14.6 basis points, would increase annual interest expense by approximately $2.1 million, net of tax, based on amounts outstanding as of December 31, 2020.

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

As of December 31, 2020, we had $2.0 billion of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between January 1, 2020 and August 31, 2038. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $2.0 billion as of December 31, 2020.

Equity Price Risk
We are subject to equity price risk with respect to our equity investment in Shift Technologies, Inc. (Shift), which has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. During the period that we hold this equity investment, unrealized gains and losses will be recorded as the fair market value of this security changes over time. The fair value of this equity security was $107.3 million at December 31, 2020. A hypothetical 10% change in the equity price of this security would result in an approximate change to unrealized gain or loss of $11 million. The selected 10% hypothetical change in the equity price is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the thirty stores acquired in 2020, which represented 13% of consolidated total assets as of December 31, 2020 and 7% of consolidated revenues for the year ended December 31, 2020.

Based on our assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2020, which is included in Item 8. Financial Statements and Supplementary Financial Data of this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2020, is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2020, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes equity securities authorized for issuance as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders	519,612	$—	(1)	2,430,949
Equity compensation plans not approved by shareholders	—	—		—
Total	519,612	$—		2,430,949
(1)There is no exercise price associated with our restricted stock units.
(2)Includes 1,018,222 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 1,412,727 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2020, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2020, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2020, is incorporated herein by reference.

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

Exhibit	Description

3.1	Restated Articles of Incorporation of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form 10-Q filed July 26, 2019).

3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K filed April 25, 2019).

4.1	Indenture, dated as of July 24, 2017, among Lithia Motors, Inc., the Guarantors and the Trustee (incorporated by reference to exhibit 4.1 to Form 8-K dated July 24, 2017 and filed with the Securities and Exchange Commission on July 24, 2017).

4.2	Form of 5.250% Senior Notes due 2025 (included as part of exhibit 4.1)(incorporated by reference to exhibit 4.1 to Form 8-K dated July 24, 2017 and filed with the Securities and Exchange Commission on July 24, 2017).

4.3	Indenture, dated as of December 9, 2019, among Lithia Motors, Inc., the Guarantors and the Trustee (incorporated by reference to exhibit 4.1 to Form 8-K dated December 9, 2019 and filed with the Securities and Exchange Commission on December 13, 2019).

4.4	Form of 4.625% Senior Notes due 2027 (included as part of exhibit 4.1)(incorporated by reference to exhibit 4.1 to Form 8-K dated December 9, 2019 and filed with the Securities and Exchange Commission on December 13, 2019).

4.5	Indenture, dated as of October 9, 2020, among Lithia Motors, Inc., the Guarantors and the Trustee (incorporated by reference to exhibit 4.1 to Form 8-K dated October 9, 2020 and filed with the Securities and Exchange Commission on October 9, 2020).

4.6	Form of 4.375% Senior Notes due 2031 (included as part of exhibit 4.1)(incorporated by reference to exhibit 4.1 to Form 8-K dated October 9, 2020 and filed with the Securities and Exchange Commission on October 9, 2020).

4.7	Description of the Registrant’s Securities under Section 12 of the Exchange Act of 1934 (incorporated by reference to exhibit 4.5 to the Company’s Form 10-K for the year ended December 31, 2019)

10.1*	Amended and Restated 2009 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1 to Form 8-K dated April 25, 2019 and filed with the Securities and Exchange Commission on April 25, 2019)

Exhibit	Description

10.2*	Lithia Motors, Inc. 2013 Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 2, 2013)

10.2.1*	RSU Deferral Plan (incorporated by reference to exhibit 10.3.1 to the Company’s Form 10-K for the year ended December 31, 2011)

10.2.2*	Amendment to RSU Deferral Plan (incorporated by reference to exhibit 10.2.2 to the Company’s Form 10-K for the year ended December 31, 2014)

10.2.3*	Restricted Stock Unit (RSU) Deferral Election Form (incorporated by reference to exhibit 10.2.3 to the Company’s Form 10-K for the year ended December 31, 2014)

10.3*	Form of Restricted Stock Unit Agreement (2018 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.2 to the Company’s Form 10-K for the year ended December 31, 2017)

10.3.1*	Form of Restricted Stock Unit Agreement (2019 Performance- and Time-Vesting) (for Senior Executives)(incorporated by reference to exhibit 10.3.3 to the Company’s Form 10-K for the year ended December 31, 2018)

10.3.2*	Form of Restricted Stock Unit Agreement (2020 Performance- and Time-Vesting) (for Senior Executives)(incorporated by reference to exhibit 10.3.3 to the Company’s Form 10-K for the year ended December 31, 2019)

10.3.3*	Form of Restricted Stock Unit Agreement (2021 Performance- and Time-Vesting) (for Senior Executives)

10.3.4*	Form of Restricted Stock Unit Agreement (Time-Vesting)

10.4*	Lithia Motors, Inc. Performance Bonus Plan (incorporate by reference to exhibit 10.3 to the Company’s Form 10-Q filed April 28, 2017).

10.5*	Form of Outside Director Nonqualified Deferred Compensation Agreement (incorporated by reference to exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2005)

10.6	Third Amended and Restated Loan Agreement, dated December 9, 2019, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed December 13, 2019)

10.7*	Amended and Restated Split-Dollar Agreement (incorporated by reference to exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2012)

10.8*	Form of Indemnity Agreement for each Named Executive Officer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 29, 2009)

10.9*	Form of Indemnity Agreement for each non-management Director (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 29, 2009)

10.10*	Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016)

10.10.1*	Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award for Sidney DeBoer (incorporated by reference to exhibit 10.22.1 to the Company’s Form 10-K for the year ended December 31, 2010)

10.10.2*	Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award (incorporated by reference to exhibit 10.22.2 to the Company’s Form 10-K for the year ended December 31, 2010)

10.10.3*	Amendment to Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan)(incporated by reference to exhibit 10.10.3 to the Company’s Form 10-K filed February 21, 2019)

10.11*	Transition Agreement dated September 14, 2015 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 17, 2015)

Exhibit	Description

10.11.1*	Amendment to Transition Agreement dated January 22, 2019 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed January 25, 2019)

10.11.2*	Class B Conversion Agreement dated January 22, 2019 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed January 25, 2019)

10.12*	Director Service Agreement effective January 1, 2016 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed September 17, 2015)

10.13*
Form of Employment and Change in Control Agreement dated February 4, 2016 between Lithia Motors, Inc. and Bryan DeBoer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed February 5, 2016)(1)

10.14	Credit Agreement, dated July 14, 2020, among Lithia Motors, Inc., the subsidiaries of Lithia Motors Inc. party thereto from time to time, the lenders party thereto from time to time, and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to Form 8-K filed July 16, 2020).

10.15	Lithia Motors, Inc. Short-Term Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed December 22, 2020).

21	Subsidiaries of Lithia Motors, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.
(1)Substantially similar agreements exist between Lithia Motors, Inc. and each of Michael Cavanaugh, Mark DeBoer, Tom Dobry, Scott Hillier, George Hines, Christopher S. Holzshu, Edward Impert, Charles Lietz, Tina Miller, Thomas Naso, Bryan Osterhout, Eric Pitt, Kelly Porter, Jodi Rasor, and David Stork. The “Cash Change in Control Benefits” under the agreements with Michael Cavanaugh, Mark DeBoer, Edward Impert, Charles Lietz, Eric Pitt, Kelly Porter, Jodi Rasor, and David Stork provide for 12 months of base salary rather than 24 months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2021	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Bryan B. DeBoer
Bryan B. DeBoer
Chief Executive Officer, President, Director, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 19, 2021:

/s/ Bryan B. DeBoer	/s/ Tina Miller
Bryan B. DeBoer	Tina Miller
Chief Executive Officer, President, Director, and Principal Executive Officer	Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

/s/ Sidney B. DeBoer	/s/ Susan O. Cain
Sidney B. DeBoer	Susan O. Cain
Chairman of the Board and Director	Director

/s/ Shauna McIntyre	/s/ Louis P. Miramontes
Shauna McIntyre	Louis P. Miramontes
Director	Director

/s/ Kenneth E. Roberts	/s/ David J. Robino
Kenneth E. Roberts	David J. Robino
Director	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASC Topic 842 - Leases.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the Company’s impairment tests over goodwill and franchise value
As disclosed in Note 1 and Note 5 to the consolidated financial statements, the Company had goodwill and indefinite-lived franchise value intangible assets with a book value of $593.0 million and $350.2 million, respectively, at December 31, 2020. As described in Note 1 to the consolidated financial statements, the Company tested its goodwill and franchise value intangibles assets for impairment using a qualitative assessment as of October 1, 2020. During the second quarter of 2020, the Company identified indications of a triggering event at certain locations. Management tested the goodwill and franchise value for these locations and recorded non-cash impairment charges of $3.5 million and $4.4 million, which were equal to the difference

AUDITOR’S REPORT	F-1

between the fair value and the carrying value for goodwill and franchise value, respectively. The impairment charges for both goodwill and franchise value reduced the carrying value to zero at these locations. The qualitative annual assessment was performed at each individual store level as of October 1, 2020 and the Company determined that no additional impairment existed in 2020.

We identified the assessment of the Company’s qualitative impairment tests over goodwill and franchise value for stores whose current operating results indicate a higher risk of potential impairment as a critical audit matter. The tests included the evaluation of qualitative factors such as future revenue growth and profitability as well as comparable dealership sales, that required especially subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill and franchise value impairment assessment processes, including controls related to the identification and development of relevant qualitative factors. We compared key financial metrics across stores with similar demographics, including historical and future dealership level revenue growth and profitability, and evaluated differences for potential indicators of impairments. We evaluated the Company’s intent and ability to carry out a particular course of action by evaluating the Company’s past history of carrying out its stated intentions. Additionally, we evaluated information about recent comparable dealership sales to identify potential indicators of impairment.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.

Portland, Oregon
February 19, 2021

AUDITOR’S REPORT	F-2

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lithia Motors, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired thirty stores during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, all of these acquired stores’ internal control over financial reporting. The total assets of these thirty stores represented approximately 13% of consolidated total assets as of December 31, 2020 and approximately 7% of consolidated revenues for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these thirty stores.

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

AUDITOR’S REPORT	F-3

become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Portland, Oregon
February 19, 2021

AUDITOR’S REPORT	F-4

CONSOLIDATED BALANCE SHEETS
	December 31,
(In millions)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$160.2	$84.0
Accounts receivable, net of allowance for doubtful accounts of $5.9 and $7.3	614.0	505.0
Inventories, net	2,492.9	2,433.7
Other current assets	70.5	47.8
Total current assets	3,337.6	3,070.5

Property and equipment, net of accumulated depreciation of $338.0 and $284.3	2,197.5	1,611.7
Operating lease right-of-use assets	264.0	251.9
Goodwill	593.0	454.6
Franchise value	350.2	306.7
Other non-current assets	1,159.8	388.5
Total assets	$7,902.1	$6,083.9

Liabilities and stockholders’ equity
Current liabilities:
Floor plan notes payable	$234.2	$425.2
Floor plan notes payable: non-trade	1,563.0	1,642.4
Current maturities of long-term debt	66.0	39.3
Trade payables	158.2	125.3
Accrued liabilities	458.3	336.9
Total current liabilities	2,479.7	2,569.1

Long-term debt, less current maturities	2,064.7	1,430.6
Deferred revenue	155.7	137.9
Deferred income taxes	146.3	131.1
Non-current operating lease liabilities	246.7	238.5
Other long-term liabilities	147.5	109.0
Total liabilities	5,240.6	4,616.2

Stockholders’ equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100.0 shares; issued and outstanding 26.3 and 22.6	788.2	20.5
Class B common stock - no par value; authorized 25.0 shares; issued and outstanding 0.2 and 0.6	—	0.1
Additional paid-in capital	41.4	46.0
Accumulated other comprehensive loss	(6.3)	(0.7)
Retained earnings	1,838.2	1,401.8
Total stockholders’ equity	2,661.5	1,467.7
Total liabilities and stockholders’ equity	$7,902.1	$6,083.9

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-5

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Revenues:
New vehicle retail	$6,773.9	$6,799.1	$6,602.8
Used vehicle retail	3,998.4	3,527.2	3,079.0
Used vehicle wholesale	308.7	301.2	331.3
Finance and insurance	579.8	518.6	454.8
Service, body and parts	1,348.7	1,325.1	1,222.3
Fleet and other	114.8	201.5	131.2
Total revenues	13,124.3	12,672.7	11,821.4
Cost of sales:
New vehicle retail	6,313.0	6,413.5	6,217.7
Used vehicle retail	3,552.4	3,159.6	2,756.1
Used vehicle wholesale	296.7	297.5	325.8
Service, body and parts	631.9	657.5	621.6
Fleet and other	104.7	190.8	123.2
Total cost of sales	10,898.7	10,718.9	10,044.4
Gross profit	2,225.6	1,953.8	1,777.0
Asset impairments	7.9	2.6	1.3
Selling, general and administrative	1,428.3	1,373.8	1,253.3
Depreciation and amortization	92.3	82.4	75.4
Operating income	697.1	495.0	447.0
Floor plan interest expense	(34.4)	(72.8)	(62.3)
Other interest expense	(73.1)	(60.6)	(56.0)
Other income, net	58.9	13.8	8.8
Income before income taxes	648.5	375.4	337.5
Income tax provision	(178.2)	(103.9)	(71.8)
Net income	$470.3	$271.5	$265.7

Basic net income per share	$19.74	$11.70	$10.91

Shares used in basic per share calculations	23.8	23.2	24.4

Diluted net income per share	$19.53	$11.60	$10.86

Shares used in diluted per share calculations	24.1	23.4	24.5

Cash dividends paid per Class A and Class B share	$1.22	$1.19	$1.14

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31,
(In millions)	2020	2019	2018
Net income	$470.3	$271.5	$265.7
Other comprehensive loss, net of tax:
Loss on cash flow hedges, net of tax benefit of $2.0, $0.3 and $0.0	(5.6)	(0.7)	—
Comprehensive income	$464.7	$270.8	$265.7

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-7

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Year Ended December 31,
(In millions)	2020	2019	2018
Total stockholders’ equity, beginning balances	$1,467.7	$1,197.2	$1,083.2

Class A common stock:
Beginning balances	20.5	—	149.1
Compensation for stock and stock option issuances and excess tax benefits from option exercises	11.6	12.7	9.3
Issuance of stock in connection with employee stock plans	13.3	11.0	10.1
Class B common stock converted to class A common stock	0.1	—	—
Repurchase of class A common stock	(34.4)	(3.2)	(168.5)
Equity issuances, net of issuance costs	777.1	—	—
Ending balances	788.2	20.5	—

Class B common stock:
Beginning balances	0.1	0.1	0.1
Class B common stock converted to class A common stock	(0.1)	—	—
Ending balances	—	0.1	0.1

Additional paid-in capital:
Beginning balances	46.0	35.0	11.3
Compensation for stock and stock option issuances and excess tax benefits from option exercises	11.6	3.5	4.1
Option premiums received	—	7.5	—
Repurchase of class A common stock	(16.2)	—	19.6
Ending balances	41.4	46.0	35.0

Accumulated other comprehensive loss:
Beginning balances	(0.7)	—	—
Loss on cash flow hedges, net of tax benefit of $2.0 and $0.3	(5.6)	(0.7)	—
Ending balances	(6.3)	(0.7)	—

Retained earnings:
Beginning balances	1,401.8	1,162.1	922.7
Adjustment to adopt ASC 326 (2020), ASC 842 (2019), ASC 606 (2018)	(4.8)	0.9	1.4
Net income	470.3	271.5	265.7
Dividends paid	(29.1)	(27.6)	(27.7)
Option premiums paid	—	(5.1)	—
Ending balances	1,838.2	1,401.8	1,162.1

Total stockholders’ equity, ending balances	$2,661.5	$1,467.7	$1,197.2

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(In millions)	2020	2019	2018
Cash flows from operating activities:
Net income	$470.3	$271.5	$265.7
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	7.9	2.6	1.3
Depreciation and amortization	92.4	82.4	75.4
Stock-based compensation	23.2	16.2	13.3
(Gain) loss on disposal of other assets	(1.7)	(0.1)	0.2
Gain from disposal activities	(16.6)	(9.7)	(15.1)
Unrealized investment gains	(43.4)	—	—
Deferred income taxes	17.2	40.1	33.0
Amortization of operating lease right-of-use assets	28.9	31.6	—
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(113.5)	24.4	4.7
Inventories	228.8	(19.7)	(108.9)
Other assets	(103.6)	5.4	(16.0)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	(204.1)	100.7	196.9
Trade payables	28.2	(1.8)	15.1
Accrued liabilities	113.1	(7.8)	28.9
Other long-term liabilities and deferred revenue	15.1	(11.3)	25.2
Net cash provided by operating activities	542.2	524.5	519.7
Cash flows from investing activities:
Notes receivable issued	(12.5)	(12.5)	—
Principal payments received on notes receivable	25.0	—	—
Capital expenditures	(167.8)	(124.9)	(158.0)
Proceeds from sales of assets	6.5	1.5	3.1
Cash paid for other investments	(11.2)	(7.2)	(62.7)
Cash paid for acquisitions, net of cash acquired	(1,503.3)	(366.6)	(373.8)
Proceeds from sales of stores	57.5	46.7	34.3
Net cash used in investing activities	(1,605.8)	(463.0)	(557.1)
Cash flows from financing activities:
Repayments on floor plan notes payable: non-trade, net	(20.6)	(54.6)	(21.9)
Borrowings on lines of credit	1,825.4	3,167.0	2,691.4
Repayments on lines of credit	(1,935.4)	(3,481.6)	(2,499.6)
Principal payments on long-term debt, scheduled	(29.4)	(26.0)	(26.5)
Principal payments on long-term debt and finance lease liabilities, other	(6.3)	(11.0)	(26.1)
Proceeds from issuance of long-term debt	606.5	420.3	62.1
Payment of debt issuance costs	(10.8)	(5.8)	(0.4)
Proceeds from issuance of common stock	790.4	11.0	10.1
Repurchase of common stock	(50.6)	(3.2)	(148.9)
Dividends paid	(29.1)	(27.6)	(27.7)
Payments of contingent consideration related to acquisitions	(0.3)	—	(0.8)
Other financing activity	—	2.4	—
Net cash provided by (used in) financing activities	1,139.7	(9.1)	11.7
Increase (decrease) in cash and cash equivalents	76.2	52.4	(25.7)
Cash and cash equivalents at beginning of year	84.0	31.6	57.3
Cash and cash equivalents at end of year	$160.2	$84.0	$31.6
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$107.7	$135.8	$117.1
Cash paid during the period for income taxes, net	135.0	38.4	32.9
Floor plan debt paid in connection with store disposals	38.4	18.6	33.1
Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$—	$26.4	$125.1
Contingent consideration in connection with acquisitions	14.3	—	—
Debt assumed in connection with acquisitions	—	—	10.8
Acquisition of finance leases in connection with acquisitions	227.5	—	—
Right-of-use assets obtained in exchange for lease liabilities[1]	55.4	260.3	—
1Amounts for the twelve months ended December 31, 2019 include the transition adjustment for the adoption of Topic 842.
See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization and Business
We are one of the largest automotive retailers in the United States and are among the fastest growing companies in the Fortune 500 (#252-2020) with 210 stores representing 33 brands in 21 states. We offer vehicles online and through our nationwide retail network. Our “Growth Powered by People” strategy drives us to innovate and continuously improve the customer experience.

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

Accounts Receivable
Accounts receivable classifications include the following:

•Contracts in transit are receivables from various lenders for the financing of vehicles that we have arranged on behalf of the customer and are typically received within five to 10 days of selling a vehicle.
•Trade receivables are comprised of amounts due from customers, lenders for the commissions earned on financing and others for commissions earned on service contracts and insurance products.
•Vehicle receivables represent receivables for the portion of the vehicle sales price paid directly by the customer.
•Manufacturer receivables represent amounts due from manufacturers, including holdbacks, rebates, incentives and warranty claims.
•Auto loan receivables include amounts due from customers related to retail sales of vehicles and certain finance and insurance products.

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

The balance of auto loan receivables is made up primarily of loans secured by the related vehicle. More than 95% of the portfolio is aged less than 60 days past due with less than 5% on non-accrual status. As of December 31, 2020, the allowance for credit losses related to auto loan receivables was $12.9 million and included in allowance for doubtful accounts and other non-current assets. In accordance with Topic 326, the allowance for loan losses is estimated based on our historical write-off experience, current conditions and forecasts as well as the value of any underlying assets securing these loans and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status. The annual activity for charges and subsequent recoveries is immaterial. The remainder of our receivables are due primarily from manufacturer partners and various third-party lenders. The historical losses related to these balances are immaterial.

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets. See Note 2.

Inventories
Inventories are valued at the lower of net realizable value or cost, using the specific identification method for new vehicles, pooled approach for used vehicles, and the lower of cost (first-in, first-out) or market method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Certain acquired inventories are valued using the last-in first-out (LIFO) method. The LIFO reserve associated with this inventory as of December 31, 2020 and 2019 was immaterial.

NOTES TO FINANCIAL STATEMENTS	F-10

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

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels, and betterments is capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2020, 2019 and 2018, we recorded capitalized interest of $1.6 million, $2.3 million and $1.3 million, respectively.

When an asset is retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income from operations.

Leased property meeting certain criteria are recorded as finance leases. We have finance leases for certain locations, expiring at various dates through August 31, 2037. Our finance lease right-of-use assets are included in property and equipment on our Consolidated Balance Sheets. Amortization of finance lease right-of-use assets is computed on a straight-line basis over the term of the lease, unless the lease transfers title or it contains a bargain purchase option, in which case, it is amortized over the asset’s useful life and is included in depreciation expense. Finance lease liabilities are recorded as the lesser of the estimated fair market value of the leased property or the net present value of the aggregated future minimum payments and are included in current maturities of long-term debt and long-term debt on our Consolidated Balance Sheets. Interest associated with these obligations is included in other interest expense in the Consolidated Statements of Operations. See Note 7 and Note 11.

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

NOTES TO FINANCIAL STATEMENTS	F-11

assessment process. Goodwill is tested for impairment at the reporting unit level. Our reporting units are individual stores as this is the level at which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance.

We test our goodwill for impairment on October 1 of each year. In 2020, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. See Note 5 and Note 13.

Franchise Value
We enter into agreements (Franchise Agreements) with our manufacturers. Franchise value represents a right received under Franchise Agreements with manufacturers and is identified on an individual store basis.

We evaluated the useful lives of our Franchise Agreements based on the following factors:

•certain of our Franchise Agreements continue indefinitely by their terms;
•certain of our Franchise Agreements have limited terms, but are routinely renewed without substantial cost to us;
•other than franchise terminations related to the unprecedented reorganizations of Chrysler and General Motors, and allowed by bankruptcy law, we are not aware of manufacturers terminating Franchise Agreements against the wishes of the franchise owners in the ordinary course of business. A manufacturer may pressure a franchise owner to sell a franchise when the owner is in breach of the franchise agreement over an extended period of time;
•state dealership franchise laws typically limit the rights of the manufacturer to terminate or not renew a franchise;
•we are not aware of any legislation or other factors that would materially change the retail automotive franchise system; and
•as evidenced by our acquisition and disposition history, there is an active market for most automotive dealership franchises within the United States. We attribute value to the Franchise Agreements acquired with the dealerships we purchase based on the understanding and industry practice that the Franchise Agreements will be renewed indefinitely by the manufacturer.

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

We test our franchise value for impairment on October 1 of each year. In 2020, we evaluated our franchise value using a qualitative assessment process. If the qualitative factors discussed above determine that it is more likely than not that the fair value of the individual store’s franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying value, then a quantitative valuation of our franchise value is performed and an impairment would be recorded. See Note 5 and Note 13.

NOTES TO FINANCIAL STATEMENTS	F-12

Advertising
We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Additionally, manufacturer cooperative advertising credits for qualifying, specifically-identified advertising expenditures are recognized as a reduction of advertising expense. Advertising expense and manufacturer cooperative advertising credits were as follows:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Advertising expense, gross	$121.3	$139.8	$134.2
Manufacturer cooperative advertising credits	(23.9)	(27.9)	(25.5)
Advertising expense, net	$97.4	$111.9	$108.7

Contract Origination Costs
Contract origination commissions paid to our employees directly related to the sale of our self-insured lifetime lube, oil and filter service contracts and auto loan receivable originations are deferred and charged to expense in proportion to the associated revenue to be recognized.

Legal Costs
We are a party to numerous legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees and potential settlement claims related to various legal proceedings that are estimable and probable. See Note 7.

Stock-Based Compensation
Compensation costs associated with equity instruments exchanged for employee and director services are measured at the grant date, based on the fair value of the award. If there is a performance-based element to the award, the expense is recognized based on the estimated attainment level, estimated time to achieve the attainment level and/or the vesting period. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of non-vested stock awards is based on the closing price of our common stock on the date of grant. See Note 10.

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

NOTES TO FINANCIAL STATEMENTS	F-13

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

We offer a limited warranty on the sale of most retail used vehicles. This warranty is based on mileage and time. We also offer a mileage and time based warranty on parts used in our service repair work and on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. The annual activity for reserve increases and claims is immaterial. As of December 31, 2020 and 2019, the accrued warranty balance was $0.5 million and $0.6 million, respectively.

NOTES TO FINANCIAL STATEMENTS	F-14

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

We estimate the fair value of our franchise rights primarily using the Multi-Period Excess Earnings (MPEE) model. The forecasted cash flows used in the MPEE model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, general operating expenses, and cost of capital. We use primarily internally-developed forecasts and business plans to estimate the future cash flows that each franchise will generate. We have determined that only certain cash flows of the store are directly attributable to the franchise rights. We estimate the appropriate interest rate to discount future cash flows to their present value equivalent taking into consideration factors such as a risk-free rate, a peer group average beta, an equity risk premium and a small stock risk premium. Additionally, we also may use a market approach to determine the fair value of our franchise rights. These market data points include our acquisition and divestiture experience and third-party broker estimates.

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

We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $194.1 million and $171.5 million as of December 31, 2020, and December 31, 2019, respectively; and we recognized $31.1 million and $25.9 million of revenue in the years ended December 31, 2020, and December 31, 2019, respectively, related to our opening contract liability balances. Our contract liability balance is included in accrued liabilities and deferred revenue.

NOTES TO FINANCIAL STATEMENTS	F-15

Finance and Insurance Sales
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract under the new standard. Our contract asset balance was $8.2 million and $8.9 million as of December 31, 2020, and December 31, 2019, respectively; and is included in trade receivables and other non-current assets.

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

We define our chief operating decision maker (CODM) to be certain members of our executive management group. Historical and forecasted operational performance is evaluated on a store-by-store basis and on a consolidated basis by the CODM. We derive the operating results of the segments directly from our internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used to determine our consolidated results, except for the internal allocation within Corporate and other discussed above. Our CODM does not regularly review capital expenditures on a reporting unit level. Performance measurement of each reportable segment by the CODM is based on several metrics, including earnings from operations. The CODM uses these results, in part, to evaluate the performance of, and to allocate resources, mainly with expected inventory and working capital requirements, to each of the reportable segments. See Note 17.

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements to maintain consistency and comparability between periods presented. We reclassified certain components within cash provided by operating activities and cash provided by investing activities within the Consolidated Statements of Cash Flows.

NOTES TO FINANCIAL STATEMENTS	F-16

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
(Dollars in millions)	2020	2019
Contracts in transit	$286.8	$269.7
Trade receivables	67.0	52.8
Vehicle receivables	61.8	50.9
Manufacturer receivables	118.1	112.4
Auto loan receivables	175.6	62.2
Other receivables	11.6	19.4
	720.9	567.4
Less: Allowance for doubtful accounts	(5.9)	(7.3)
Less: Long-term portion of accounts receivable, net[1]	(101.0)	(55.1)
Total accounts receivable, net	$614.0	$505.0
1The long-term portions of accounts receivable and allowance for doubtful accounts were included as a component of other non-current assets in the Consolidated Balance Sheets. See Note 1 for additional information on the allowance for credit losses related to auto loan receivables.

Note 3. Inventories

The components of inventories consisted of the following:

	December 31,
(Dollars in millions)	2020	2019
New vehicles	$1,556.6	$1,704.1
Used vehicles	835.9	638.1
Parts and accessories	100.4	91.5
Total inventories	$2,492.9	$2,433.7

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

Note 4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(Dollars in millions)	2020	2019
Land	$699.3	$473.0
Building and improvements	1,149.7	948.0
Service equipment	123.6	113.3
Furniture, office equipment, signs and fixtures	512.9	327.0
	2,485.5	1,861.3
Less accumulated depreciation	(338.0)	(284.3)
	2,147.5	1,577.0
Construction in progress	50.0	34.7
	$2,197.5	$1,611.7

Long-Lived Asset Impairment Charges
We recorded no impairment charges in 2020 associated with property and equipment. In 2019 and 2018 we recorded impairment charges of $0.5 million and $1.3 million, respectively, associated with property and equipment. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

NOTES TO FINANCIAL STATEMENTS	F-17

Note 5. Goodwill and Franchise Value

The following is a roll-forward of goodwill:

(Dollars in millions)	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2018 ¹	$164.5	$188.9	$81.5	$434.9
Adjustments to purchase price allocations [2]	1.6	1.6	1.9	5.1
Additions through acquisitions [2]	6.2	9.0	2.2	17.4
Reductions through divestitures	(0.2)	(0.9)	—	(1.1)
Reductions from impairments	(0.3)	(1.3)	(0.1)	(1.7)
Balance as of December 31, 2019 ¹	171.8	197.3	85.5	454.6
Additions through acquisitions [3]	33.3	94.3	17.3	144.9
Reductions through divestitures	(0.1)	(0.7)	(2.2)	(3.0)
Reductions from impairments	(0.5)	(3.0)	—	(3.5)
Balance as of December 31, 2020 [1]	$204.5	$287.9	$100.6	$593.0
(1)Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
(2)Our purchase price allocation for the 2018 acquisitions were finalized in 2019. As a result, we added $22.5 million of goodwill.
(3)Our purchase price allocation for a portion of the 2019 acquisitions were finalized in 2020. As a result, we added $144.9 million of goodwill. Our purchase price allocation for the remaining 2020 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 15.

The following is a roll-forward of franchise value:

(Dollars in millions)	Franchise Value
Balance as of December 31, 2018	$288.7
Adjustments to purchase price allocations[1]	3.5
Additions through acquisitions[1]	20.9
Reductions through divestitures	(6.0)
Reductions from impairments	(0.4)
Balance as of December 31, 2019	306.7
Additions through acquisitions[2]	51.9
Reductions through divestitures	(4.0)
Reductions from impairments	(4.4)
Balance as of December 31, 2020	$350.2
(1)Our purchase price allocation for the 2018 acquisitions were finalized in 2019. As a result, we added $24.4 million of franchise value.
(2)Our purchase price allocation for a portion of the 2019 acquisitions was finalized in 2020. As a result, we added $51.9 million of franchise value. Our purchase price allocation for the remaining 2020 acquisitions are preliminary and is not yet allocated to our segments. See Note 15.

NOTES TO FINANCIAL STATEMENTS	F-18

Note 6. Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in millions):

	December 31,
(Dollars in millions)	2020	2019
Floor plan notes payable: non-trade	$1,563.0	$1,642.4
Floor plan notes payable	234.2	425.2
Total floor plan debt	$1,797.2	$2,067.6

Used and service loaner vehicle inventory financing commitments	$—	$149.0
Revolving lines of credit	39.0	—
Real estate mortgages	611.5	597.7
Finance lease obligations	246.4	30.5
5.250% Senior notes due 2025	300.0	300.0
4.625% Senior notes due 2027	400.0	400.0
4.375% Senior notes due 2031	550.0	—
Other debt	2.4	3.1
Total long-term debt outstanding	2,149.3	1,480.3
Less: unamortized debt issuance costs	(18.6)	(10.4)
Less: current maturities (net of current debt issuance costs)	(66.0)	(39.3)
Long-term debt	$2,064.7	$1,430.6

Credit Facility
Our syndicated credit facility (credit facility) is comprised of 19 financial institutions, including seven manufacturer-affiliated finance companies, with a maturity date of January 2025.

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

The interest rate on the credit facility, as amended, varies based on the type of debt, with the rate of one-month LIBOR plus 1.10% for new vehicle floor plan financing, one-month LIBOR plus 1.40% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.00% to 2.00%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 1.24% at December 31, 2020. The annual interest rate associated with our used vehicle inventory financing commitment was 1.54% at December 31, 2020. The annual interest rate associated with our service loaner inventory financing commitment was 1.34% at December 31, 2020. The annual interest rate associated with our revolving line of credit was 1.14% at December 31, 2020.

Under the terms of our credit facility, we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

NOTES TO FINANCIAL STATEMENTS	F-19

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2020
Current ratio	Not less than 1.10 to 1	1.48 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	3.91 to 1
Leverage ratio	Not more than 5.75 to 1	2.74 to 1

Other Lines of Credit
Our other lines of credit include commitments of up to $80.0 million, secured by certain assets from select Chrysler locations and all Ford locations. These other lines of credit mature in 2021 and have interest rates up to 5.70%. As of December 31, 2020, no amounts were outstanding on these other lines of credit.

On July 14, 2020, we entered into a five-year real estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real-estate backed credit facility provides a total financing commitment of up to $251.5 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00%-2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. The facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, consistent with those under our existing syndicated credit facility with U.S. Bank National Association as administrative agent.As of December 31, 2020, no amounts were outstanding on the real estate backed facility.

On July 31, 2020, we entered into a securitization facility which provides initial commitments for borrowings of up to $150.0 million and matures in July 2022. As of December 31, 2020, we had $39.0 million drawn on the securitization facility.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. As discussed above in “Operating Activities” in “Liquidity and Capital Resources”, during 2019 we entered a floor plan agreement with Chrysler Capital. This facility provides floor plan financing for new vehicle inventory at select Chrysler stores. This facility adds to our existing facility with Ford Motor Credit Company. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of December 31, 2020, $234.2 million was outstanding on these agreements at interest rates ranging up to 5.25%. Borrowings from and repayments to manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.9% to 5.3% at December 31, 2020. The mortgages are payable in various installments through August 1, 2038. As of December 31, 2020, we had fixed interest rates on 76.2% of our outstanding mortgage debt.

We have finance lease obligations with some of our leased real estate. Interest rates related to this debt ranged from 1.9% to 8.5% at December 31, 2020. The leases have terms extending through August 2037.

Our other debt includes sellers’ notes. The interest rates associated with our other debt ranged from 4.4% to 5.3% at December 31, 2020. This debt, which totaled $2.4 million at December 31, 2020, is due in various installments through August 2037.
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

NOTES TO FINANCIAL STATEMENTS	F-20

the indenture, we must offer to repurchase the notes at 101% of their principal amount plus accrued and unpaid interest to the date of purchase.

4.625% Senior Notes Due 2027
On December 9, 2019, we issued $400.0 million in aggregate principal amount of 4.625% senior notes due 2027 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the notes from December 9, 2019 and is payable semiannually on June 15 and December 15. We may redeem the notes in whole or in part, on or after December 15, 2022, at the redemption prices set forth in the indenture. Prior to December 15, 2022, we may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the indenture. In addition, prior to December 15, 2022, we may redeem up to 40% of the notes from the proceeds of certain equity offerings. Upon certain change of control events (as set forth in the indenture), the holders of the notes may require us to repurchase all or a portion of the notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.

4.375% Senior Notes Due 2031
On October 9, 2020, we issued $550.0 million in aggregate principal amount of 4.375% senior notes due January 15, 2031 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the notes from October 9, 2020 and is payable semiannually on January 15 and July 15. We may redeem the notes in whole or in part, on or after October 15, 2025, at the redemption prices set forth in the indenture. Prior to October 15, 2025, we may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the indenture. In addition, prior to October 15, 2025, we may redeem up to 40% of the notes from the proceeds of certain equity offerings. Upon certain change of control events (as set forth in the indenture), the holders of the notes may require us to repurchase all or a portion of the notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Future Principal Payments
The schedule of future principal payments associated with real estate mortgages, finance lease liabilities, our senior notes and other debt as of December 31, 2020 was as follows:

Year Ending December 31,	(Dollars in millions)
2021	$69.4
2022	78.9
2023	148.0
2024	87.5
2025	448.3
Thereafter	1,278.2
Total principal payments	$2,110.3

Note 7. Commitments and Contingencies

Leases
As described further in Note 20, we adopted Topic 842 as of January 1, 2019, using the modified retrospective approach. This allows adjustment with a cumulative-effect adjustment as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840. See Note 11 for future minimum operating lease payments after December 31, 2020, as presented under Topic 842.

NOTES TO FINANCIAL STATEMENTS	F-21

Charge-Backs for Various Contracts
We have recorded a liability of $67.1 million as of December 31, 2020 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows:

Year Ending December 31,	(Dollars in millions)
2021	$39.9
2022	17.6
2023	7.1
2024	2.1
2025	0.4
Thereafter	—
Total	$67.1

Lifetime Lube, Oil and Filter Contracts
We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and assumed the liability of certain existing lifetime lube, oil and filter contracts. These amounts are recorded as a contract liability. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2020, we had a contract liability balance of $194.3 million associated with these contracts and estimate the contract liability will be recognized as follows:

Year Ending December 31,	(Dollars in millions)
2021	$38.8
2022	31.1
2023	24.9
2024	20.7
2025	17.4
Thereafter	61.4
Total	$194.3

The contract liability balance is recorded as components of deferred revenue and accrued liabilities in our Consolidated Balance Sheets.

We periodically evaluate the estimated future costs of these assumed contracts and record a charge if future expected claim and cancellation costs exceed the contract liability to be recognized. As of December 31, 2020, we had a reserve balance of $2.8 million recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets. The charges associated with this reserve were recognized in 2011 and earlier.

Self-insurance Programs
We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance and workers’ compensation insurance. Third parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2020 and 2019, we had liabilities associated with these programs of $39.1 million and $34.4 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

NOTES TO FINANCIAL STATEMENTS	F-22

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

Repurchases of Class A Common Stock
Repurchases of our Class A Common Stock occurred under repurchase authorizations granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units (RSUs).

On October 22, 2018, our Board of Directors approved an additional $250 million repurchase authorization of our Class A common stock, increasing our total share repurchase authorization to $500 million. Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2020		Cumulative Repurchases as of December 31, 2020
	Shares	Average Price	Shares	Average Price
Share repurchase authorization	563,953	$81.71	3,719,048	$84.02

As of December 31, 2020, we had $187.5 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2020, we repurchased 30,620 shares at an average price of $149.02 per share, for a total of $4.6 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

The following is a summary of our repurchases in the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Shares repurchased pursuant to repurchase authorizations	563,953	—	2,112,370
Total purchase price (in millions)	$46.1	$—	$179.0
Average purchase price per share	$81.71	$—	$84.72
Shares repurchased in association with tax withholdings on the vesting of RSUs	30,620	40,356	30,119

NOTES TO FINANCIAL STATEMENTS	F-23

Dividends
We declared and paid dividends on our Class A and Class B Common Stock as follows:

Quarter declared	Dividend amount per Class A and Class B share	Total amount of dividends paid (in millions)
2018
First quarter	$0.27	$6.7
Second quarter	0.29	7.2
Third quarter	0.29	7.0
Fourth quarter	0.29	6.8
2019
First quarter	$0.29	$6.7
Second quarter	0.30	7.0
Third quarter	0.30	7.0
Fourth quarter	0.30	6.9
2020
First quarter	$0.30	$7.0
Second quarter	0.30	6.8
Third quarter	0.31	7.1
Fourth quarter	0.31	8.2
Follow-On Public Offering
In October 2020, we completed the public offering of 3,659,091 shares of our Class A common stock, no par value per share, which included the exercise in full by the underwriters of their option to purchase up to 477,272 additional shares of our Class A common stock, at the public offering price of $220.00 per share. We received $777.6 million from the offering, net of the underwriting discount and before deducting the offering expenses of $0.5 million.

ATM Equity Offering Agreement
On July 24, 2020, we entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Jefferies LLC acting as sales agents and/or principals and Bank of America, N.A. and Jefferies LLC acting as forward purchasers, pursuant to which we may offer and sell, from time to time through the sales agents, shares of our Class A common stock, no par value, having an aggregate gross sales price of up to $400.0 million. To date, no sales have been made under the program.

Note 9. 401(k) Profit Sharing, Deferred Compensation and Long-Term Incentive Plans

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $9.0 million, $9.8 million, and $5.7 million were recognized for the years ended December 31, 2020, 2019 and 2018, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

We offer a non-qualified deferred compensation and supplemental executive retirement plan (the “SERP”) to provide certain employees the ability to accumulate assets for retirement on a tax deferred basis. We may, depending on position, also make discretionary contributions to the SERP. These discretionary contributions could vest immediately or over a period of up to seven years based on the employee’s age. Additionally, a participant may defer a portion of his or her compensation and receive the deferred amount upon certain events, including termination or retirement.

The following is a summary related to our SERP:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Compensation expense	$1.2	$0.9	$1.3
Total discretionary contribution	$0.9	$0.3	$0.8
Guaranteed annual return	5.00%	5.00%	5.00%

NOTES TO FINANCIAL STATEMENTS	F-24

As of December 31, 2020 and 2019, the balance due to participants was $43.3 million and $37.9 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

Note 10. Stock-Based Compensation

2009 Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) allows for the issuance of 3,000,000 shares of our Class A common stock. The 2009 ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board of Directors.

Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our Class A common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period.

Following is information regarding our 2009 ESPP:

Year Ended December 31,	2020
Shares purchased pursuant to 2009 ESPP	113,778
Weighted average per share price of shares purchased	$130.17
Weighted average per share discount from market value for shares purchased	$22.97

As of December 31,	2020
Shares available for purchase pursuant to 2009 ESPP	1,412,727

Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

2013 Stock Incentive Plan
Our 2013 Stock Incentive Plan, as amended, (the “2013 Plan”) allows for the grant of a total of 3.8 million shares in the form of stock appreciation rights, qualified stock options, nonqualified stock options, restricted share awards and restricted stock unit awards (RSUs) to our officers, key employees, directors and consultants. The 2013 Plan is administered by the Compensation Committee of the Board of Directors and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2020, 1,018,222 shares of Class A common stock were available for future grants. As of December 31, 2020, there were no stock appreciation rights, qualified stock options, nonqualified stock options or restricted share awards outstanding.

Restricted Stock Unit Awards
RSU grants vest over a period of time up to four years from the date of grant. RSU activity was as follows:

	RSUs	Weighted average per share price, grant date fair value
Balance, December 31, 2019	496,682	$90.00
Granted	148,415	130.89
Vested	(90,128)	108.45
Forfeited	(35,357)	107.91
Balance, December 31, 2020	519,612	100.78

We granted 43,915 time-vesting RSUs to members of our Board of Directors and employees in 2020. Each grant entitles the holder to receive shares of our Class A common stock upon vesting. A portion of the RSUs vest over four years, beginning on the second anniversary of the grant date, for employees and vests quarterly for our Board of Directors, over their service period.

Certain key employees were granted 104,500 performance and time-vesting RSUs in 2020. Of these, 98,120 shares were earned based on attaining various target levels of operational performance. Based on the levels of

NOTES TO FINANCIAL STATEMENTS	F-25

performance achieved in 2020, a weighted average attainment level of 93.9% for these RSUs was met. These RSUs will vest over four years from the grant date.

Stock-Based Compensation
As of December 31, 2020, unrecognized stock-based compensation related to outstanding, but unvested RSUs was $13.7 million, which will be recognized over the remaining weighted average vesting period of 2.8 years.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2020	2019	2018
Per share intrinsic value of non-vested stock granted	$130.89	$75.73	$86.84
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	22.97	17.83	13.10
Fair value of non-vested stock that vested during the period (in millions)	108.5	92.0	92.0
Stock-based compensation recognized in Consolidated Statements of Operations, as a component of selling, general and administrative expense (in millions)	23.2	16.2	13.4
Tax benefit recognized in Consolidated Statements of Operations (in millions)	3.7	2.7	3.5
Cash received from options exercised and shares purchased under all share-based arrangements (in millions)	14.8	11.3	10.6
Tax deduction realized related to stock options exercised (in millions)	13.6	9.8	9.0

Note 11. Leases

Lease Accounting
We lease certain dealerships, office space, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We have elected not to bifurcate lease and non-lease components related to leases of real property.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 25 or more years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

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

NOTES TO FINANCIAL STATEMENTS	F-26

The table below presents the lease-related liabilities and finance lease ROU assets recorded on the Consolidated Balance Sheets:

(Dollars in millions)	December 31, 2020	December 31, 2019
Operating lease liabilities:
Current portion included in accrued liabilities	$30.8	$25.2
Noncurrent operating lease liabilities	246.7	238.5
Total operating lease liabilities	277.5	263.7
Finance lease liabilities:
Current portion included in current maturities of long-term debt	6.0	1.1
Long-term portion of lease liabilities in long-term debt	240.4	29.4
Total finance lease liabilities	246.4	30.5
Total lease liabilities	$523.9	$294.2
Finance lease right-of-use assets:
Total finance lease right-of-use assets [1]	$253.9
Weighted-average remaining lease term:
Operating leases	5 years
Finance leases	12 years
Weighted-average discount rate:
Operating leases	4.69%
Finance leases	4.12%
1 Finance lease right-of-use assets included in property and equipment, net of accumulated depreciation.

The components of lease costs, which were included in selling, general and administrative in our Consolidated Statements of Operations, were as follows:

Year Ended December 31,
(Dollars in millions)	2020
Operating lease cost [1]	$41.6
Variable lease cost [2]	3.1
Amortization of finance lease right-of-use assets	4.5
Interest on finance lease liabilities	3.4
Sublease income	(4.9)
Total lease costs	$47.7
1 Includes short-term and month-to-month lease costs, which are immaterial.
2 Variable lease cost generally includes reimbursement for actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased real estate.

Rent expense, net of sublease income, for all operating leases was $41.3 million and $43.3 million for the years ended December 31, 2019 and 2018, respectively. These amounts are included as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

As of December 31, 2020, the maturities of our operating and finance lease liabilities were as follows:

(Dollars in millions)	Operating Lease Liabilities	Finance Lease Liabilities
Year Ending December 31,
2021	$42.7	$11.9
2022	40.6	25.7
2023	34.7	92.3
2024	29.4	13.3
2025	26.9	99.5
Thereafter	199.7	32.8
Total minimum lease payments	374.0	275.5
Less:
Present value adjustment	(96.5)	(29.1)
Total lease liabilities	$277.5	$246.4

NOTES TO FINANCIAL STATEMENTS	F-27

Note 12. Derivative Financial Instruments

We account for derivative financial instruments by recording the fair value as either an asset or liability in our Consolidated Balance Sheets and recognize the resulting gains or losses as adjustments to accumulated other comprehensive income (loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss (AOCI) in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

To hedge the business exposure to rising interest rates on a portion of our variable rate debt, we entered into a 5-year, zero-cost interest rate collar, with an aggregate notional amount of $300 million, effective June 1, 2019. This instrument hedges interest rate risk related to a portion of our $1.6 billion of non-trade floor plan notes payable.

The table below presents the liabilities related to the zero-cost interest rate collar:

(Dollars in millions)	Accrued Liabilities	Other Long-Term Liabilities	Total
Balance as of December 31, 2018	$—	$—	$—
Amounts reclassified from AOCI to floorplan interest expense	—	—	—
Loss recorded from interest rate collar	(0.1)	(0.9)	(1.0)
Balance as of December 31, 2019	(0.1)	(0.9)	(1.0)
Amounts reclassified from AOCI to floorplan interest expense	1.8	—	1.8
Loss recorded from interest rate collar	(4.3)	(5.1)	(9.4)
Balance as of December 31, 2020	$(2.6)	$(6.0)	$(8.6)

As of December 31, 2020, the amount of net losses we expect to reclassify from AOCI into interest expense in earnings within the next twelve months is $2.8 million. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

We also entered into two other, immaterial and offsetting, derivative arrangements that do not qualify for hedge accounting. These are both related to a securitization facility, effective October 2, 2020. We both purchased and sold offsetting interest rate caps, both which are 5-years long with notional amounts of $60 million. As of December 31, 2020, the balance on both agreements was an offsetting, $0.5 million. The amounts for these are located in other non-current assets and accrued liabilities, respectively.

See Note 13 for information on the fair value of the derivative contract. We did not have any activity related to the effect of derivative instruments in 2018.

Note 13. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•Level 1 - quoted prices in active markets for identical securities;
•Level 2 - other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, credit risk; and
•Level 3 - significant unobservable inputs, including our own assumptions in determining fair value.

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have investments primarily consisting of our investment in Shift Technologies, Inc. (Shift), a San Francisco-based digital retail company. Shift has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. We

NOTES TO FINANCIAL STATEMENTS	F-28

calculated the fair value of this investment using quoted prices for the identical asset (Level 1) and recorded the fair value as part of other non-current assets. An additional component of our investment in Shift consists of shares in escrow subject to release upon certain market conditions being met. The fair value of this component of our investment in Shift is measured using observable Level 2 market expectations at each measurement date and is recorded as part of other non-current assets. For the year ended December 31, 2020, we recognized a $43.4 million unrealized investment gain related to Shift, which was recorded as a component of Other Income, net.

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of December 31, 2020, our real estate mortgages and other debt, which includes finance lease liabilities, had maturity dates between January 1, 2020 and August 31, 2038.

We have derivative instruments consisting of an interest rate collar and an offsetting set of interest rate caps. The fair value of derivative assets and liabilities are measured using observable Level 2 market expectations at each measurement date and is recorded as other current assets, current liabilities and other long-term liabilities in the Consolidated Balance Sheets. See Note 12 for more details regarding our derivative contracts.

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

There were no changes to our valuation techniques during the year ended December 31, 2020.

Below are our investments that are measured at fair value (in millions):

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$97.9	$9.4	$—

Below are our derivative assets and liabilities that are measured at fair value (in millions):

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$0.5	$—
Derivative liability	$—	$9.0	$—

NOTES TO FINANCIAL STATEMENTS	F-29

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in millions):

December 31,	2020	2019

Carrying value
5.250% Senior notes due 2025	$300.0	$300.0
4.625% Senior notes due 2027	400.0	400.0
4.375% Senior notes due 2031	550.0	—
Real estate mortgages and other debt	714.8	466.6
	$1,964.8	$1,166.6

Fair value
5.250% Senior notes due 2025	$311.6	$315.0
4.625% Senior notes due 2027	425.0	412.0
4.375% Senior notes due 2031	589.9	—
Real estate mortgages and other debt	713.2	468.7
	$2,039.7	$1,195.7

During the second quarter of 2020, there were indications of a triggering event at certain reporting units. We tested the goodwill and franchise value for these locations. As a result, we identified certain reporting units where it was more likely than not the fair values were less than the carrying amounts, and recorded non-cash impairment charges of $4.4 million and $3.5 million, which was equal to the difference between the fair value and the carrying value for franchise value and goodwill, respectively. The impairment charges for both goodwill and franchise value reduced the carrying value to zero at these locations. One of these locations was subsequently sold in the fourth quarter of 2020.

Note 14. Income Taxes

Income Tax Provision
The income tax provision was as follows:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Current:
Federal	$108.9	$40.0	$30.3
State	50.3	24.0	11.5
	159.2	64.0	41.8
Deferred:
Federal	17.6	34.7	20.4
State	1.4	5.2	9.6
	19.0	39.9	30.0
Total	$178.2	$103.9	$71.8

At December 31, 2020 and 2019, we had income taxes payable of $33.0 million and $10.1 million, respectively included as a component of accrued liabilities in our Consolidated Balance Sheets.

NOTES TO FINANCIAL STATEMENTS	F-30

The reconciliation between amounts computed using the federal income tax rate of 21% and our income tax provision is shown in the following tabulation:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Federal tax provision at statutory rate	$136.2	$78.8	$70.9
State taxes, net of federal income tax benefit	40.4	23.6	16.1
Non-deductible items	2.8	2.6	1.5
Permanent differences related to stock compensation	(0.5)	0.2	(0.1)
Net change in valuation allowance	0.5	(0.5)	0.5
General business credits	(1.3)	(0.9)	(1.1)
Deferred remeasurement for change in statutory tax rate	—	—	(15.8)
Other	0.1	0.1	(0.2)
Income tax provision	$178.2	$103.9	$71.8

Deferred Taxes
Individually significant components of the deferred tax assets and (liabilities) are presented below:

	December 31,
(Dollars in millions)	2020	2019
Deferred tax assets:
Deferred revenue and cancellation reserves	$64.2	$48.4
Allowances and accruals, including state tax carryforward amounts	55.6	42.1
Lease liability	73.4	69.7
Credits and other	3.4	0.3
Valuation allowance	(1.1)	(0.6)
Total deferred tax assets	195.5	159.9

Deferred tax liabilities:
Inventories	(44.9)	(40.0)
Goodwill	(76.5)	(60.7)
Property and equipment, principally due to differences in depreciation	(139.0)	(113.6)
Right-of-use assets	(69.8)	(66.6)
Prepaid expenses and other	(11.6)	(10.1)
Total deferred tax liabilities	(341.8)	(291.0)
Total	$(146.3)	$(131.1)

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

As of December 31, 2020, we had a $1.1 million valuation allowance recorded associated with our deferred tax assets. The entire allowance is associated with state net operating losses generated in current and previous years. The valuation allowance increased $0.5 million in the current year as a result of losses incurred, the benefits of which are not expected to be realized.

As of December 31, 2020, we had state net operating loss (NOL) carryforward amounts totaling approximately $2.7 million, tax effected, with expiration dates through 2040. We believe that it is more likely than not that the benefit from certain state NOL carryforward amounts will not be realized. In recognition of this risk, we have recorded a valuation allowance of $1.1 million on the deferred tax assets relating to these state NOL carryforwards as discussed above.

NOTES TO FINANCIAL STATEMENTS	F-31

Unrecognized Tax Benefits
We had no unrecognized tax benefits recorded as of December 31, 2019 and 2018. The following is a reconciliation of our unrecognized tax benefits for 2020:

(Dollars in millions)
Balance, December 31, 2019	$—
Increase related to tax positions taken - current year	0.2
Balance, December 31, 2020	$0.2

Open tax years at December 31, 2020 included the following:

Federal	2017 - 2020
24 states	2016 - 2020

Note 15. Acquisitions

In 2020, we completed the following acquisitions:
•In February 2020, Sacramento Lexus and Roseville Lexus in California.
•In June 2020, Hank’s Body Shop in Billings, Montana.
•In June 2020, Chrysler Dodge Jeep Ram of Bend and Nissan of Bend in Oregon.
•In July 2020, Subaru of Thousand Oaks in California.
•In July 2020, BMW of San Francisco in California.
•In August 2020, John Eagle Auto Group,a ten store platform in Texas.
•In September 2020, Knoxville Chrysler Dodge Jeep Ram in Tennessee.
•In October 2020, Latham Ford in New York.
•In November 2020, nine stores from Keyes Auto Group: eight in California and one in Arizona.
•In November 2020, Ramsey Subaru and Mazda in Iowa.
•In November 2020, Sterling Motorcars in Virginia.

Revenue and operating income contributed by the 2020 acquisitions subsequent to the date of acquisition were as follows:

Year Ended December 31,
(Dollars in millions)	2020
Revenue	$866.1
Operating income	28.9

In 2019, we completed the following acquisitions:
•In May 2019, Hamilton Honda in Hamilton Township, New Jersey.
•In May 2019, Ford Lincoln of Morgantown in Morgantown, West Virginia.
•In July 2019, Jaguar Landrover Mission Viejo in Mission Viejo, California.
•In August 2019, Hazleton Honda in Hazle Township, PA.
•In October 2019, Chrysler Dodge Jeep Ram Fiat of Morgantown and Subaru of Morgantown in Morgantown, West Virginia.
•In November 2019, Wesley Chapel Toyota, Wesley Chapel Honda, and Tampa Honda in Florida.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

NOTES TO FINANCIAL STATEMENTS	F-32

The following tables summarize the consideration paid for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date:

	Year Ended December 31,
(Dollars in millions)	2020	2019
Cash paid, net of cash acquired	$1,503.1	$366.6
Contingent consideration	4.6	—
Debt and finance lease obligations	218.9	26.4
Total consideration paid	$1,726.6	$393.0

	Year Ended December 31,
(Dollars in millions)	2020	2019
Trade receivables, net	$0.2	$—
Inventories	358.9	105.2
Property and equipment	529.9	124.0
Other assets	858.4	193.1
Floor plan notes payable	(13.1)	—
Other liabilities	(8.5)	(29.3)
	1,725.8	393.0
Goodwill	0.8	—
Total net assets acquired and liabilities assumed	$1,726.6	$393.0

The purchase price allocations for the 2020 acquisitions are preliminary as we have not obtained all of the detailed information to finalize the opening balance sheet related to real estate purchased, leases assumed and the allocation of franchise value to each reporting unit. Management has recorded the purchase price allocations based on the information that is currently available.

We expect substantially all of the goodwill related to acquisitions completed in 2020 to be deductible for federal income tax purposes.

The purchase price allocations for the 2019 acquisitions were finalized in 2020, including amounts posted to contingent consideration, real estate, franchise value, and goodwill, reducing the amounts posted to “Other assets” shown in the table above.

We account for franchise value as an indefinite-lived intangible asset. We recognized $3.1 million and $2.5 million, respectively, in acquisition related expenses as a component of selling, general and administrative expenses in the Consolidated Statements of Operations in 2020 and 2019, respectively.

The following unaudited pro forma summary presents consolidated information as if the acquisitions had occurred on January 1 of the previous year:

	Year Ended December 31,
(Dollars in millions, except for per share amounts)	2020	2019
Revenue	$15,500.9	$16,043.4
Net income	502.6	321.1
Basic net income per share	21.10	13.83
Diluted net income per share	20.87	13.73

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

NOTES TO FINANCIAL STATEMENTS	F-33

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (EPS) and diluted EPS (in millions, except per share amounts):

	Year Ended December 31,
	2020		2019		2018
(Dollars in millions, except for per share amounts)	Class A	Class B	Class A	Class B	Class A	Class B
Net income from continuing operations applicable to common stockholders	$460.9	$9.4	$264.5	$7.0	$254.8	$10.9
Reallocation of distributed net income due to conversion of class B to class A common shares outstanding	0.6	—	0.7	—	1.1	—
Conversion of class B common shares into class A common shares	8.9	—	6.3	—	9.8	—
Net income applicable to common stockholders - diluted	$470.3	$9.4	$271.5	$7.0	$265.7	$10.9

Weighted average common shares outstanding – basic	23.3	0.5	22.6	0.6	23.4	1.0
Conversion of class B common shares into class A common shares	0.5	—	0.6	—	1.0	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.3	—	0.2	—	0.1	—
Weighted average common shares outstanding – diluted	24.1	0.5	23.4	0.6	24.5	1.0

Net income per common share - basic	$19.74	$19.74	$11.70	$11.70	$10.91	$10.91
Net income per common share - diluted	$19.53	$19.53	$11.60	$11.60	$10.86	$10.86
The effects of antidilutive securities on Class A and Class B common stock were evaluated for the years ended 2020, 2019, and 2018 and were determined to be immaterial.

NOTES TO FINANCIAL STATEMENTS	F-34

Note 17. Segments

Certain financial information on a segment basis is as follows:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Revenues:
Domestic	$4,503.0	$4,382.4	$4,215.0
Import	5,448.8	5,267.8	5,038.1
Luxury	3,152.0	2,991.9	2,560.3
	13,103.8	12,642.1	11,813.4
Corporate and other	20.5	30.6	8.0
	$13,124.3	$12,672.7	$11,821.4

Segment income*:
Domestic	$230.0	$123.4	$97.6
Import	249.8	153.9	116.2
Luxury	98.5	57.1	43.9
Total segment income for reportable segments	$578.3	$334.4	$257.7
*Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net.

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Total segment income for reportable segments	$578.3	$334.4	$257.7
Corporate and other	176.7	170.2	202.3
Depreciation and amortization	(92.3)	(82.4)	(75.4)
Other interest expense	(73.1)	(60.6)	(56.0)
Other income, net	58.9	13.8	8.9
Income before income taxes	$648.5	$375.4	$337.5

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Floor plan interest expense:
Domestic	$30.9	$53.6	$52.4
Import	31.6	44.1	41.6
Luxury	22.2	30.2	25.6
	84.7	127.9	119.6
Corporate and other	(50.3)	(55.1)	(57.3)
	$34.4	$72.8	$62.3

	December 31,
(Dollars in millions)	2020	2019
Total assets:
Domestic	$1,262.4	$1,467.6
Import	1,654.7	1,306.5
Luxury	1,132.4	945.2
Corporate and other	3,852.6	2,364.6
	$7,902.1	$6,083.9

Note 18. Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes”. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS	F-35

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are not early adopting and are in the process of evaluating the effects of this pronouncement on our consolidated financial statements. We do not expect any changes from this pronouncement to be material to our consolidated financial statements.

Note 19. Related Party Transactions

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

The balance associated with this agreement was $13.9 million and $14.8 million as of December 31, 2020 and 2019, respectively, and was included as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Note 20. Changes in Accounting Policies

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which replaces the existing incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Topic 326 made changes to the accounting for available-for-sale debt securities. We adopted Topic 326 using a modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. We recorded a decrease to retained earnings, net of tax, of $4.8 million as of January 1, 2020 for the cumulative effect of adopting Topic 326. The transition adjustment is related to updating our allowance for loan loss methodology related to our auto loan receivables. Our methodology incorporates a combination of historical loan loss experience, current conditions and forecasts, as well as the value of any underlying assets securing the receivables.

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

NOTES TO FINANCIAL STATEMENTS	F-36

The impact of adopting Topic 326 on the accompanying Consolidated Balance Sheets as of January 1, 2020 was as follows (in millions):

Impact on Consolidated Balance Sheets	December 31, 2019	Adjustments	January 1, 2020
CECL Adoption:
Accounts receivable, net of allowance for doubtful accounts of $7.3	$505.0	$(0.5)	$504.5
Other non-current assets	388.5	(6.0)	382.5
Total assets	6,083.9	(6.5)	6,077.4
Deferred income taxes	131.1	(1.7)	129.4
Total liabilities	4,616.2	(1.7)	4,614.5
Retained earnings	1,401.8	(4.8)	1,397.0
Total liabilities and stockholders’ equity	6,083.9	(6.5)	6,077.4

NOTES TO FINANCIAL STATEMENTS	F-37