Form 10-Q
period 2021-03-31
LITHIA MOTORS INC
filed 2021-04-29
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-14733

Lithia Motors, Inc.
(Exact name of registrant as specified in its charter)

Oregon			93-0572810
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
150 N. Bartlett Street	Medford,	Oregon	97501
(Address of principal executive offices)			(Zip Code)
(541) 776-6401
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock without par value	LAD	The New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2021, there were 26,650,854 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$170.3	$160.2
Accounts receivable, net of allowance for doubtful accounts of $8.4 and $5.9	740.7	614.0
Inventories, net	2,329.7	2,492.9
Other current assets	48.2	70.5
Total current assets	3,288.9	3,337.6

Property and equipment, net of accumulated depreciation of $355.6 and $338.0	2,221.0	2,197.5
Operating lease right-of-use assets	258.7	264.0
Goodwill	617.5	593.0
Franchise value	368.0	350.2
Other non-current assets	1,497.5	1,159.8
Total assets	$8,251.6	$7,902.1

Liabilities and stockholders’ equity
Current liabilities:
Floor plan notes payable	$341.5	$234.2
Floor plan notes payable: non-trade	1,480.7	1,563.0
Current maturities of long-term debt	60.3	66.0
Trade payables	199.4	158.2
Accrued liabilities	529.0	458.3
Total current liabilities	2,610.9	2,479.7

Long-term debt, less current maturities	2,124.0	2,064.7
Deferred revenue	162.2	155.7
Deferred income taxes	157.4	146.3
Non-current operating lease liabilities	241.6	246.7
Other long-term liabilities	147.9	147.5
Total liabilities	5,444.0	5,240.6

Stockholders’ equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100.0 shares; issued and outstanding 26.6 and 26.3	789.9	788.2
Class B common stock - no par value; authorized 25.0 shares; issued and outstanding none and 0.2	—	—
Additional paid-in capital	36.0	41.4
Accumulated other comprehensive loss	(4.5)	(6.3)
Retained earnings	1,986.2	1,838.2
Total stockholders’ equity	2,807.6	2,661.5
Total liabilities and stockholders’ equity	$8,251.6	$7,902.1
 See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	1

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,
(In millions, except per share amounts; Unaudited)	2021	2020
Revenues:
New vehicle retail	$2,193.2	$1,373.5
Used vehicle retail	1,352.2	874.4
Used vehicle wholesale	135.2	66.7
Finance and insurance	198.4	121.9
Service, body and parts	404.0	329.9
Fleet and other	60.0	37.4
Total revenues	4,343.0	2,803.8
Cost of sales:
New vehicle retail	2,036.5	1,295.3
Used vehicle retail	1,216.0	784.4
Used vehicle wholesale	130.6	66.1
Service, body and parts	185.8	161.8
Fleet and other	58.6	35.3
Total cost of sales	3,627.5	2,342.9
Gross profit	715.5	460.9
Selling, general and administrative	450.4	346.0
Depreciation and amortization	26.8	22.0
Operating income	238.3	92.9
Floor plan interest expense	(6.8)	(14.0)
Other interest expense, net	(23.5)	(17.0)
Other income, net	3.4	2.3
Income before income taxes	211.4	64.2
Income tax provision	(55.2)	(18.0)
Net income	$156.2	$46.2

Basic net income per share	$5.86	$1.99
Shares used in basic per share calculations	26.6	23.3

Diluted net income per share	$5.81	$1.97
Shares used in diluted per share calculations	26.9	23.5

Cash dividends paid per Class A and Class B share	$0.31	$0.30
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31,
(In millions; Unaudited)	2021	2020
Net income	$156.2	$46.2
Other comprehensive income (loss), net of tax:
Gain (loss) on cash flow hedges, net of tax (expense) benefit of ($0.6) and $1.8, respectively	1.8	(5.1)
Comprehensive income	$158.0	$41.1
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Three Months Ended March 31,
(In millions; Unaudited)	2021	2020
Total stockholders’ equity, beginning balances	$2,661.5	$1,467.7

Class A common stock:
Beginning balances	788.2	20.5
Compensation for stock and stock option issuances and excess tax benefits from option exercises	13.4	8.9
Issuance of stock in connection with employee stock plans	4.2	2.6
Class B common stock converted to class A common stock	—	—
Repurchase of class A common stock	(15.9)	(32.0)
Ending balances	789.9	—

Class B common stock:
Beginning balances	—	0.1
Class B common stock converted to class A common stock	—	—
Ending balances	—	0.1

Additional paid-in capital:
Beginning balances	41.4	46.0
Compensation for stock and stock option issuances and excess tax benefits from option exercises	(5.4)	(3.8)
Repurchase of class A common stock	—	(16.2)
Ending balances	36.0	26.0

Accumulated other comprehensive loss:
Beginning balances	(6.3)	(0.7)
Gain (loss) on cash flow hedges, net of tax (expense) benefit of ($0.6) and $1.8	1.8	(5.1)
Ending balances	(4.5)	(5.8)

Retained earnings:
Beginning balances	1,838.2	1,401.8
Adjustment to adopt ASC 326	—	(4.8)
Net income	156.2	46.2
Dividends paid	(8.2)	(7.0)
Ending balances	1,986.2	1,436.2

Total stockholders’ equity, ending balances	$2,807.6	$1,456.5
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
(In millions; Unaudited)	2021	2020
Cash flows from operating activities:
Net income	$156.2	$46.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.8	22.0
Stock-based compensation	8.0	5.1
Loss on disposal of other assets	0.3	0.1
Gain (loss) on disposal of franchise	0.7	(0.1)
Unrealized investment loss	0.3	—
Deferred income taxes	10.4	8.2
Amortization of operating lease right-of-use assets	8.2	6.9
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	(126.7)	202.1
Inventories	244.6	(69.8)
Other assets	(62.1)	(8.6)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	107.3	(32.7)
Trade payables	47.8	(14.6)
Accrued liabilities	76.7	(47.1)
Other long-term liabilities and deferred revenue	(2.1)	4.0
Net cash provided by operating activities	496.4	121.7
Cash flows from investing activities:
Capital expenditures	(50.0)	(41.6)
Proceeds from sales of assets	—	0.2
Cash paid for other investments	(9.6)	(9.3)
Cash paid for acquisitions, net of cash acquired	(383.5)	(72.3)
Proceeds from sales of stores	0.3	4.7
Net cash used in investing activities	(442.8)	(118.3)
Cash flows from financing activities:
Repayments on floor plan notes payable, net: non-trade	(74.8)	(43.5)
Borrowings on lines of credit	79.3	430.0
Repayments on lines of credit	(18.3)	(375.0)
Principal payments on long-term debt and finance lease liabilities, scheduled	(8.3)	(6.5)
Proceeds from issuance of long-term debt	—	17.2
Payment of debt issuance costs	(0.1)	(0.4)
Proceeds from issuance of common stock	4.2	2.6
Repurchase of common stock	(15.9)	(48.2)
Dividends paid	(8.2)	(7.0)
Payment of contingent consideration related to acquisitions	(1.4)	—
Net cash used in financing activities	(43.5)	(30.8)
Increase (decrease) in cash and cash equivalents	10.1	(27.4)
Cash and cash equivalents at beginning of period	160.2	84.0
Cash and cash equivalents at end of period	$170.3	$56.6
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$30.0	$31.5
Cash paid during the period for income taxes, net	2.5	1.3
Floor plan debt paid in connection with store disposals	1.4	—
Supplemental schedule of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$3.4	$1.8
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of March 31, 2021, and for the three months ended March 31, 2021 and 2020. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2020 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2020, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented.

Note 2. Contract Liabilities and Assets

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $202.3 million and $194.1 million as of March 31, 2021, and December 31, 2020, respectively; and we recognized $9.4 million of revenue in the three months ended March 31, 2021, related to our contract liability balance at December 31, 2020. Our contract liability balance is included in accrued liabilities and deferred revenue.

Contract Assets
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract. Our contract asset balances associated with future estimated variable consideration were $8.2 million and $8.2 million as of March 31, 2021 and December 31, 2020, respectively; and are included in trade receivables and other non-current assets.

Note 3. Accounts Receivable and Contract Assets

Accounts receivable consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Contracts in transit	$375.3	$286.8
Trade receivables	71.0	67.0
Vehicle receivables	88.0	61.8
Manufacturer receivables	119.4	118.1
Auto loan receivables	256.0	175.6
Other receivables	11.6	11.6
	921.3	720.9
Less: Allowance for doubtful accounts	(8.4)	(5.9)
Less: Long-term portion of accounts receivable, net	(172.2)	(101.0)
Total accounts receivable, net	$740.7	$614.0

NOTES TO FINANCIAL STATEMENTS	6

Accounts receivable classifications include the following:

•Contracts in transit are receivables from various lenders for the financing of vehicles that we have arranged on behalf of the customer and are typically received approximately ten days after selling a vehicle.
•Trade receivables are comprised of amounts due from customers for open charge accounts, lenders for the commissions earned on financing and others for commissions earned on service contracts and insurance products.
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

The balance of auto loan receivables is made up of loans secured by the related vehicle. More than 99% of the portfolio is aged less than 60 days past due with less than 1% on non-accrual status. As of March 31, 2021, the allowance for credit losses related to auto loan receivables was $12.4 million and included in allowance for doubtful accounts and other non-current assets. In accordance with Topic 326, the allowance for loan losses is estimated based on our historical write-off experience, current conditions and forecasts as well as the value of any underlying assets securing these loans and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status. The annual activity for charges and subsequent recoveries is immaterial. The remainder of our receivables are due primarily from manufacturer partners and various third-party lenders. The historical losses related to these balances are immaterial.

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 4. Inventories

The components of inventories, net, consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
New vehicles	$1,432.4	$1,556.6
Used vehicles	790.1	835.9
Parts and accessories	107.2	100.4
Total inventories	$2,329.7	$2,492.9

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows:

(in millions)	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2019 ¹	$171.8	$197.3	$85.5	$454.6
Additions through acquisitions [2]	33.3	94.3	17.3	144.9
Reductions through divestitures	(0.1)	(0.7)	(2.2)	(3.0)
Reductions from impairments	(0.5)	(3.0)	—	(3.5)
Balance as of December 31, 2020 ¹	204.5	287.9	100.6	593.0
Additions through acquisitions [3]	5.5	10.7	8.3	24.5
Balance as of March 31, 2021	$210.0	$298.6	$108.9	$617.5
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

NOTES TO FINANCIAL STATEMENTS	7

2 Our purchase price allocation for the 2019 acquisitions were finalized in 2020. As a result, we added $144.9 million of goodwill.
3 Our purchase price allocation for a portion of the 2020 acquisitions was finalized in 2021. As a result, we added $24.5 million of goodwill. Our purchase price allocation for the remaining 2020 and 2021 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12.

The changes in the carrying amounts of franchise value are as follows:

(in millions)	Franchise Value
Balance as of December 31, 2019	$306.7
Additions through acquisitions [1]	51.9
Reductions through divestitures	(4.0)
Reductions from impairments	(4.4)
Balance as of December 31, 2020	350.2
Additions through acquisitions [2]	17.8
Reductions through divestitures	(0.1)
Balance as of March 31, 2021	$368.0
1 Our purchase price allocation for the 2019 acquisitions were finalized in 2020. As a result, we added $51.9 million of franchise value.
2 Our purchase price allocation for a portion of the 2020 acquisitions was finalized in 2021. As a result, we added $17.8 million of franchise value. Our purchase price allocation for the remaining 2020 and 2021 acquisitions are preliminary and franchise value is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12.

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

	Repurchases Occurring in 2021		Cumulative Repurchases as of March 31, 2021
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	—	$—	3,719,048	$84.02

As of March 31, 2021, we had $187.5 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2021, we repurchased 54,218 shares at an average price of $292.86 per share, for a total of $15.9 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

ATM Equity Offering
On July 24, 2020, we entered into an ATM Equity Offering Sales Agreement, which allows us to offer and sell, from time to time, shares of our Class A common stock, no par value, having an aggregate gross sales price of up to $400 million. The shares will be issued pursuant to a registration statement on Form S-3 (File No. 333-239969), which became effective upon its filing on July 21, 2020. Under this agreement, we may enter into forward share purchase transactions. As of March 31, 2021, no amounts have been issued in relation to the ATM Equity Offering Sales Agreement.

NOTES TO FINANCIAL STATEMENTS	8

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

We have investments primarily consisting of our investment in Shift Technologies, Inc. (Shift), a San Francisco-based digital retail company. Shift has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. We calculated the fair value of this investment using quoted prices for the identical asset (Level 1) and recorded the fair value as part of other non-current assets. An additional component of our investment in Shift consists of shares in escrow subject to release upon certain market conditions being met. The fair value of this component of our investment in Shift is measured using observable Level 2 market expectations at each measurement date and is recorded as part of other non-current assets. For the three months ended March 31, 2021, we recognized a $0.3 million unrealized investment loss related to Shift, which was recorded as a component of Other income, net. No amounts were recognized for the three months ended March 31, 2020.

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of March 31, 2021, our real estate mortgages and other debt, which includes capital leases, had maturity dates between May 1, 2021, and July 1, 2038.

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

There were no changes to our valuation techniques during the three-month period ended March 31, 2021.

Below are our investments that are measured at fair value (in millions):

Fair Value at March 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$98.5	$8.5	$—

NOTES TO FINANCIAL STATEMENTS	9

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$97.9	$9.4	$—

Below are our derivative assets and liabilities that are measured at fair value (in millions):

Fair Value at March 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$1.2	$—
Derivative liability	—	7.3	—

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$0.5	$—
Derivative liability	—	9.0	—

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows:

(in millions)	March 31, 2021	December 31, 2020
Carrying value
5.250% Senior notes due 2025	$300.0	$300.0
4.625% Senior notes due 2027	400.0	400.0
4.375% Senior notes due 2031	550.0	550.0
Real estate mortgages and other debt	708.3	714.8
	$1,958.3	$1,964.8
Fair value
5.250% Senior notes due 2025	$311.3	$311.6
4.625% Senior notes due 2027	415.5	425.0
4.375% Senior notes due 2031	567.2	589.9
Real estate mortgages and other debt	703.6	713.2
	$1,997.6	$2,039.7

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

NOTES TO FINANCIAL STATEMENTS	10

and Class B common shares as if the earnings for the year had been distributed. Because the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

The following is a reconciliation of net income and weighted average shares used for our basic earnings per share (EPS) and diluted EPS:

Three Months Ended March 31,	2021		2020
(in millions, except per share amounts)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$155.8	$0.4	$45.0	$1.2
Reallocation of net income due to conversion of class B to class A common shares outstanding	—	—	0.2	—
Conversion of class B common shares into class A common shares	0.4	—	1.0	—
Net income applicable to common stockholders - diluted	$156.2	$0.4	$46.2	$1.2

Weighted average common shares outstanding – basic	26.6	0.1	22.7	0.6
Conversion of class B common shares into class A common shares	0.1	—	0.6	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.2	—	0.2	—
Weighted average common shares outstanding – diluted	26.9	0.1	23.5	0.6

Net income per common share - basic	$5.86	$5.86	$1.99	$1.99
Net income per common share - diluted	$5.81	$5.81	$1.97	$1.97

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the three-month periods ended March 31, 2021, and 2020 and was determined to be immaterial.

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

Corporate and other revenue and income includes the results of operations of our stand-alone body shops offset by unallocated corporate overhead expenses, such as corporate personnel costs, and certain unallocated reserve and elimination adjustments. Additionally, certain internal corporate expense allocations increase income for Corporate and other while decreasing segment income for the reportable segments. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters who perform certain dealership functions.

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

NOTES TO FINANCIAL STATEMENTS	11

Certain financial information on a segment basis is as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Revenues:
Domestic
New vehicle retail	$614.6	$470.6
Used vehicle retail	462.2	327.7
Used vehicle wholesale	36.2	26.1
Finance and insurance	58.6	45.1
Service, body and parts	120.8	117.2
Fleet and other	17.6	13.7
	1,310.0	1,000.4
Import
New vehicle retail	968.1	600.3
Used vehicle retail	562.1	354.8
Used vehicle wholesale	58.3	26.1
Finance and insurance	105.5	58.1
Service, body and parts	156.7	124.8
Fleet and other	14.1	11.8
	1,864.8	1,175.9
Luxury
New vehicle retail	614.1	301.0
Used vehicle retail	331.2	191.1
Used vehicle wholesale	39.8	14.2
Finance and insurance	36.9	16.9
Service, body and parts	121.7	83.4
Fleet and other	27.8	11.5
	1,171.5	618.1
	4,346.3	2,794.4
Corporate and other	(3.3)	9.4
	$4,343.0	$2,803.8
Segment income[1]:
Domestic	$73.9	$27.8
Import	101.5	24.7
Luxury	44.1	1.6
Total segment income for reportable segments	$219.5	$54.1
1Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net.

NOTES TO FINANCIAL STATEMENTS	12

Reconciliation of total segment income for reportable segments to our consolidated income before income taxes:

	Three Months Ended March 31,
(in millions)	2021	2020
Total segment income for reportable segments	$219.5	$54.1
Corporate and other	38.8	46.8
Depreciation and amortization	(26.8)	(22.0)
Other interest expense	(23.5)	(17.0)
Other income, net	3.4	2.3
Income before income taxes	$211.4	$64.2
Total assets by reportable segments is as follows:

(in millions)	March 31, 2021	December 31, 2020
Total assets:
Domestic	$1,238.0	$1,262.4
Import	1,680.2	1,654.7
Luxury	1,091.7	1,132.4
Corporate and other	4,241.8	3,852.6
	$8,251.6	$7,902.1

Note 10. Leases

We lease certain dealerships, office space, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We have elected not to bifurcate lease and non-lease components related to leases of real property.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 24 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of our lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our finance lease liabilities are included in long-term debt, with the current portion included in current maturities of long-term debt. The related assets are included in property, plant and equipment, net of accumulated amortization. The valuations related to leases entered into as part of certain 2020 acquisitions are still preliminary. These amounts are included in other non-current assets until we finalize our purchase accounting

We rent or sublease certain real estate to third parties.

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

In 2019, to hedge the business exposure to rising interest rates on a portion of our variable rate debt, we entered into a 5-year, zero-cost interest rate collar, with an aggregate notional amount of $300 million, effective June 1,

NOTES TO FINANCIAL STATEMENTS	13

2019. This instrument hedges interest rate risk related to a portion of our $1.5 billion of non-trade floor plan notes payable.

The table below presents the liabilities related to the zero-cost interest rate collar:

(Dollars in millions)	Accrued Liabilities	Other Long-Term Liabilities	Total
Balance as of December 31, 2019	$(0.1)	$(0.9)	$(1.0)
Loss recorded from interest rate collar	(1.8)	(5.1)	(6.9)
Balance as of March 31, 2020	(1.9)	(6.0)	(7.9)
Amounts reclassified from AOCI to floorplan interest expense	0.4	—	0.4
Loss recorded from interest rate collar	(1.0)	(1.3)	(2.3)
Balance as of June 30, 2020	(2.5)	(7.3)	(9.8)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	0.7
Loss recorded from interest rate collar	(0.7)	0.6	(0.1)
Balance as of September 30, 2020	(2.5)	(6.7)	(9.2)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	0.7
Loss recorded from interest rate collar	(0.8)	0.7	(0.1)
Balance as of December 31, 2020	(2.6)	(6.0)	(8.6)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	0.7
Gain recorded from interest rate collar	(0.6)	2.5	1.9
Balance as of March 31, 2021	$(2.5)	$(3.5)	$(6.0)

As of March 31, 2021, the amount of net losses we expect to reclassify from AOCI into interest expense in earnings within the next twelve months is $2.7 million. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

In 2020, we entered into two other, immaterial and offsetting, derivative arrangements that do not qualify for hedge accounting. These are both related to a securitization facility, effective October 2, 2020. We both purchased and sold offsetting interest rate caps, both of which have a 5-year term with notional amounts of $60 million. As of March 31, 2021, the balance on both agreements was an offsetting $1.2 million. The amounts for these arrangements are located in other current assets and accrued liabilities, respectively.

See Note 7 for information on the fair value of the derivative contracts.

Note 12. Acquisitions

In the first three months of 2021, we completed the following acquisitions:

•In February 2021, Chrysler Jeep Dodge Ram of Sanford and Orlando Land Rover in Florida.
•In March 2021, Fink Auto Group in Florida.
•In March 2021, Avondale Nissan in Arizona.

Revenue and operating income contributed by the 2021 acquisitions subsequent to the date of acquisition were as follows (in millions):

Three Months Ended March 31,	2021
Revenue	$71.3
Operating income	3.8

In the first three months of 2020, we completed the following acquisition:

•In February 2020, Sacramento Lexus and Roseville Lexus in California.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

NOTES TO FINANCIAL STATEMENTS	14

The following tables summarize the consideration paid for the 2021 acquisitions and the preliminary purchase price allocations for identified assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Consideration
Cash paid, net of cash acquired	$383.5

(in millions)	Assets Acquired and Liabilities Assumed
Inventories, net	$88.0
Property and equipment, net	3.0
Other non-current assets	292.8
Other long-term liabilities	(0.3)
$383.5

The purchase price allocations for the acquisitions from the second quarter of 2020 through the first quarter of 2021 are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets.

We expect substantially all of the goodwill related to acquisitions completed in 2021 to be deductible for federal income tax purposes.

In the three-month period ended March 31, 2021, we recorded $1.3 million in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $0.5 million of acquisition-related expenses in 2020.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three-month periods ended March 31, 2021 and 2020, had occurred on January 1, 2020:

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Revenue	$4,463.0	$2,948.2
Net income	160.4	49.6
Basic net income per share	6.02	2.13
Diluted net income per share	5.97	2.12

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

Note 13. Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted the new guidance in the first quarter of 2021. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted the new guidance in the first quarter of 2021. The adoption of the guidance did not have a material impact on our consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS	15

Note 14. Subsequent Events

Real Estate-Backed Revolving Credit Facility
On April 12, 2021, we entered into a credit agreement (Credit Agreement) with Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey), as lender. The Credit Agreement matures in April 2023.

The Credit Agreement provides for a revolving line of credit facility of up to $300.0 million (Real Estate-Backed Credit Facility) and is secured by real estate owned by us.

The Real Estate-Backed Credit Facility will bear interest at a rate per annum equal to (1) the greater of (i) 3.00% or (ii) the prime rate designated by Ally Bank, minus (2) 25 basis points.

The Real Estate-Backed Credit Facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties. Financial covenants, including the requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, are the same as the requirements under our existing syndicated credit facility with U.S. Bank National Association. The covenants restrict us from disposing of assets and granting additional security interests.

NOTES TO FINANCIAL STATEMENTS	16

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

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in the Risk Factors section of our 2020 Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC).

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

Overview
Lithia Motors & Driveway is a growth company powered by people and innovation with a long-term plan to profitably consolidate the largest retail sector in our country. As a leading provider of personal transportation solutions, reaching 100% of the United States, we are among the fastest growing companies in the Fortune 500 (#6 on 10-year EPS Growth and #4 on 10-Year TSR in 2020). As of March 31, 2021, we operated 216 locations representing 33 brands in 22 states. We strive to achieve operational excellence by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to increase market share and profitability.

We offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, finance and insurance products and automotive repair and maintenance. We strive for diversification

MANAGEMENT’S DISCUSSION AND ANALYSIS	17

in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability. Our diversification along with our operating structure provides a resilient and nimble business model.

Our omni-channel strategy will continue to pragmatically disrupt the industry by leveraging our experienced teams, vast selection of owned inventories, technology and nationwide network. We seek to provide customers a seamless experience across online and physical offerings, broad selection and access to specialized expertise and knowledge. Our physical logistics network enables us to provide convenient touch points for customers and provide services throughout the entire ownership life cycle. This unique growth model generates significant cash flows, which fund innovation and the expansion of our nationwide network, creating personal transportation solutions wherever, whenever and however consumers desire.

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

Growth through acquisition and network optimization
Our disciplined approach focuses on acquiring new vehicle franchises, which operate in markets ranging from mid-sized regional markets to metropolitan markets. Acquisition of these businesses increases our proximity to the consumer throughout the United States. While we target an annual after tax return of more than 15% for our acquisitions, we have averaged over a 25% return by the third year of ownership due to a disciplined approach focusing on accretive, cash flow positive targets at reasonable valuations. Culturally, we have a greater than 95% acquisition employee retention rate, demonstrating the valuable career opportunities we provide to our employees. In addition to being financially accretive, our acquisitions aim to drive network growth that improves our ability to serve customers through wider selection, greater density and access to customers and ability to leverage national branding and advertising. We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. We believe our disciplined approach provides us with attractive acquisition opportunities and expanded coast-to-coast coverage.

MANAGEMENT’S DISCUSSION AND ANALYSIS	18

Thoughtful capital allocation
Our capital deployment strategy of our free cash flows generated continues to target a 65% investment in acquisitions, 25% investment in capital expenditures, modernization and diversification and 10% in shareholder return in the form of dividends and share repurchases. As we identify acquisition opportunities that further enhance our business, we may consider other potential sources including financing of real estate and proceeds from debt or equity offerings. This disciplined approach, combined with our ability to successfully integrate newly-acquired locations, drives growth and profitability.

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020	Change
Revenues
New vehicle retail	$2,193.2	$1,373.5	59.7%
Used vehicle retail	1,352.2	874.4	54.6
Finance and insurance	198.4	121.9	62.8
Service, body and parts	404.0	329.9	22.5
Total Revenues	4,343.0	2,803.8	54.9

Gross profit
New vehicle retail	$156.7	$78.2	100.4%
Used vehicle retail	136.2	90.0	51.3
Finance and insurance	198.4	121.9	62.8
Service, body and parts	218.2	168.1	29.8
Total Gross Profit	715.5	460.9	55.2

Gross profit margins
New vehicle retail	7.1%	5.7%	140	bps
Used vehicle retail	10.1	10.3	(20)
Finance and insurance	100.0	100.0	—
Service, body and parts	54.0	51.0	300
Total Gross Profit Margin	16.5	16.4	10

Retail units sold
New vehicles	53,864	35,907	50.0%
Used vehicles	59,027	42,631	38.5

Average selling price per retail unit
New vehicles	$40,718	$38,252	6.4%
Used vehicles	22,907	20,510	11.7

Average gross profit per retail unit
New vehicles	$2,910	$2,178	33.6%
Used vehicles	2,307	2,110	9.3
Finance and insurance	1,757	1,552	13.2
Total vehicle[1]	4,392	3,701	18.7
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

MANAGEMENT’S DISCUSSION AND ANALYSIS	19

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in February 2020 would be included in same store operating data beginning in March 2021, after its first full complete comparable month of operation. The first quarter operating results for the same store comparisons would include results for that store in only the month of March for both comparable periods.

	Three Months Ended March 31,
($ in millions)	2021	2020	Change
Revenues
New vehicle retail	$1,735.2	$1,341.2	29.4%
Used vehicle retail	1,128.0	854.6	32.0
Finance and insurance	155.0	119.5	29.7
Service, body and parts	317.3	320.5	(1.0)
Total Revenues	3,492.3	2,737.4	27.6

Gross profit
New vehicle retail	$127.5	$76.8	66.0%
Used vehicle retail	120.7	88.8	35.9
Finance and insurance	155.0	119.5	29.7
Service, body and parts	169.5	163.3	3.8
Total Gross Profit	577.3	451.4	27.9

Gross profit margins
New vehicle retail	7.4%	5.7%	170	bps
Used vehicle retail	10.7	10.4	30
Finance and insurance	100.0	100.0	—
Service, body and parts	53.4	51.0	240
Total Gross Profit Margin	16.5	16.5	—

Retail units sold
New vehicles	42,816	35,098	22.0%
Used vehicles	49,764	41,676	19.4

Average selling price per retail unit
New vehicles	$40,527	$38,214	6.1%
Used vehicles	22,666	20,505	10.5

Average gross profit per retail unit
New vehicles	$2,979	$2,188	36.2%
Used vehicles	2,426	2,131	13.8
Finance and insurance	1,674	1,557	7.5
Total vehicle[1]	4,388	3,724	17.8
1 Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail

During the three months ended March 31, 2021, we had net income of $156.2 million, or $5.81 per share on a diluted basis, compared to net income of $46.2 million, or $1.97 per share on a diluted basis, during the same period of 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS	20

New Vehicles
We believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and parts and service work. Same store new vehicle revenue increased 29.4% for the three-month period ended March 31, 2021 compared to the same period in 2020. This was due to an increase in unit volume of 22.0% and an increase in average selling prices of 6.1%, in the three-month period ended March 31, 2021 compared to the same period of 2020. Our leaders in each market continue to adapt to changing conditions, respond to customer needs and manage inventory availability and selection.

At the end of the first quarter of 2020, sales were significantly impacted by shelter in place policies and restrictions enacted by various states, counties and local governments in response to the COVID-19 pandemic. In particular, we experienced declines, on average, of approximately 50% in new and used vehicle sales beginning mid-March 2020. For the three-month period ended March 31, 2020, same store new vehicle revenue decreased 10.3% compared to the same period in 2019.

Same store new vehicle gross profit per unit increased 36.2%, increasing new vehicle gross profit margins 170 bps in the three-month period ended March 31, 2021 compared to the same period of 2020.

Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, increased $897 to $4,778 for the three-month period ended March 31, 2021 compared to the same period of 2020.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (CPO) vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During the three months ended March 31, 2021, our stores sold an average of 83 used vehicles per store per month, compared to 78 used vehicles per store per month for the same period of 2020.

Used vehicle revenue for the three-month period ended March 31, 2021 increased 54.6% compared to the same period of 2020. On a same store basis, used vehicle sales for the three-month period ended March 31, 2021 increased 32.0% as compared to the same period of 2020, driven by an increase in our core vehicle category of 37.7%. Our core vehicle category had growth in unit sales of 26.3%, with improvements in average selling price per vehicle of 9.0%. Our CPO and value auto vehicle categories also had increases in unit sales of 13.9% and 7.5%, respectively, for the three-month period ended March 31, 2021, as compared to the same period of 2020. We continue to focus on procuring vehicles across the full spectrum of the addressable used vehicle market to provide customers with a wider selection, driving increased used vehicle unit volumes.

Similar to new vehicles, volumes for the last 15 days of the first quarter of 2020 were impacted by the shelter in place policies and restrictions enacted at that time, resulting in an increase in same store used vehicle revenue of 3.4% for the three-months ended March 31, 2020, compared to the same period in 2019.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s) and increase sales from finance and insurance and parts and service.

Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, increased $421 to $3,994 for the three-month period ended March 31, 2021, as compared to the same period of 2020.

Finance and Insurance
We believe that arranging timely vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection.

MANAGEMENT’S DISCUSSION AND ANALYSIS	21

The 62.8% increase in finance and insurance revenue for the three-month period ended March 31, 2021, compared to the same period of 2020, overcame the 0.4% decrease experienced in the same period of 2020 compared to 2019. Same store finance and insurance revenues increased 29.7% for the three-month period ended March 31, 2021 compared to the same period of 2020. On a same store basis, our finance and insurance revenue per retail unit increased $117 to $1,674 in the three-month period ended March 31, 2021 compared to the same period of 2020, primarily due to an increase in service contract revenue per unit.

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

Our service, body, and parts revenue increased 22.5% in the three-month period ended March 31, 2021, compared to the same period of 2020. The increase was driven by increases in customer pay revenues, offset by decreases in warrant, parts wholesale, and body shop revenues. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. In the three-month period ended March 31, 2021, the largest contribution to our service, body and parts revenue was same store customer pay revenue of $182.8 million.

Same store service, body and parts gross profit increased 3.8% in the three-month period ended March 31, 2021 compared to the same period of 2020. The increase was primarily due to increased volume of customer pay transactions and increased gross margin in all areas. Overall same store service, body, and parts gross margins increased 240 bps in the three-month period ended March 31, 2021 compared to the same period of 2020, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margin increased 230 bps in the three-month period ended March 31, 2021 compared to the same period of 2020.
Segments
Certain financial information by segment is as follows:

	Three Months Ended March 31,		Increase (Decrease)	% Increase
(in millions)	2021	2020
Revenues:
Domestic	$1,310.0	$1,000.4	$309.6	30.9%
Import	1,864.8	1,175.9	688.9	58.6
Luxury	1,171.5	618.1	553.4	89.5
	4,346.3	2,794.4	1,551.9	55.5
Corporate and other	(3.3)	9.4	(12.7)	NM
	$4,343.0	$2,803.8	$1,539.2	54.9%
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	22

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2021	2020
Segment income[1]:
Domestic	$73.9	$27.8	$46.1	165.8%
Import	101.5	24.7	76.8	310.9
Luxury	44.1	1.6	42.5	2,656.3
	219.5	54.1	165.4	305.7
Corporate and other	38.8	46.8	(8.0)	(17.1)
	$258.3	$100.9	$157.4	156.0
1Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net. See Note 9 of the Condensed Notes to the Consolidated Financial Statements for additional information.

	Three Months Ended March 31,		Increase	% Increase
	2021	2020
Retail new vehicle unit sales:
Domestic	13,065	10,626	2,439	23.0%
Import	30,454	19,842	10,612	53.5
Luxury	10,495	5,491	5,004	91.1
	54,014	35,959	18,055	50.2
Allocated to management	(150)	(52)	98	NM
	53,864	35,907	17,957	50.0%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended March 31,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$614.6	$470.6	$144.0	30.6%
Used vehicle retail	462.2	327.7	134.5	41.0
Used vehicle wholesale	36.2	26.1	10.1	38.7
Finance and insurance	58.6	45.1	13.5	29.9
Service, body and parts	120.8	117.2	3.6	3.1
Fleet and other	17.6	13.7	3.9	NM
	$1,310.0	$1,000.4	$309.6	30.9%
Segment income	$73.9	$27.8	$46.1	165.8%
Retail new vehicle unit sales	13,065	10,626	2,439	23.0%
NM - not meaningful

Our Domestic segment revenue increased 30.9% in the three-month period ended March 31, 2021 compared to the same period of 2020, driven by increases across all business lines.

Our Domestic segment income increased 165.8% in the three-month period ended March 31, 2021 compared to the same period of 2020, due to gross profit growth of 34.9% and a decrease in floor plan interest expense of 46.4% Total Domestic SG&A as a percentage of gross profit decreased from 75.7% to 63.4% for the three-month period ended March 31, 2021, compared to the same period of 2020. The decrease for the three-month period ended March 31, 2021 was primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Domestic stores decreased due to lower interest rates and lower inventory levels for the three-month period ended March 31, 2021, compared to the same period of 2020.

Import
A summary of financial information for our Import segment follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

	Three Months Ended March 31,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$968.1	$600.3	$367.8	61.3%
Used vehicle retail	562.1	354.8	207.3	58.4
Used vehicle wholesale	58.3	26.1	32.2	123.4
Finance and insurance	105.5	58.1	47.4	81.6
Service, body and parts	156.7	124.8	31.9	25.6
Fleet and other	14.1	11.8	2.3	NM
	$1,864.8	$1,175.9	$688.9	58.6%
Segment income	$101.5	$24.7	$76.8	310.9%
Retail new vehicle unit sales	30,454	19,842	10,612	53.5%
 NM - not meaningful

Our Import segment revenue increased 58.6% in the three-month period ended March 31, 2021 compared to the same period of 2020, driven by increases in all business lines.

Our Import segment income increased 310.9% in the three-month period ended March 31, 2021 compared to the same period of 2020, due to gross profit growth of 62.0% and a decrease in floor plan interest expense of 14.1%. Total Import SG&A as a percentage of gross profit decreased from 82.7% to 66.2% for the three-month period ended March 31, 2021 compared to the same period of 2020. The decrease for the three-month period ended March 31, 2021 was primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Import stores decreased due to lower interest rates and lower inventory levels for the three-month period ended March 31, 2021 compared to the same period of 2020.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended March 31,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$614.1	$301.0	$313.1	104.0%
Used vehicle retail	331.2	191.1	140.1	73.3
Used vehicle wholesale	39.8	14.2	25.6	180.3
Finance and insurance	36.9	16.9	20.0	118.3
Service, body and parts	121.7	83.4	38.3	45.9
Fleet and other	27.8	11.5	16.3	NM
	$1,171.5	$618.1	$553.4	89.5%
Segment income	$44.1	$1.6	$42.5	2,656.3%
Retail new vehicle unit sales	10,495	5,491	5,004	91.1%
NM - not meaningful

Our Luxury segment revenue increased 89.5% in the three-month period ended March 31, 2021 compared to the same period of 2020, driven by increases in all business lines.
Our Luxury segment income increased 2,656.3% for the three-month period ended March 31, 2021 compared to the same period of 2020, due to gross profit growth of 84.2% and a decrease in floor plan interest expense of 16.7%. Total Luxury SG&A as a percentage of gross profit decreased from 90.5% to 70.7% for the three-month period ended March 31, 2021 compared to the same period of 2020. The decrease for the three-month period ended March 31, 2021 was primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Luxury stores decreased due to lower interest rates and lower inventory levels for the three-month period ended March 31, 2021, compared to the same period of 2020.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops, offset by certain unallocated reserves and elimination adjustments related to vehicle sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

	Three Months Ended March 31,		Decrease	% Decrease
(in millions)	2021	2020
Revenue, net	$(3.3)	$9.4	$(12.7)	NM
Segment income	$38.8	$46.8	$(8.0)	(17.1)%
NM - not meaningful

The decrease in Corporate and other revenue in the three-month period ended March 31, 2021 compared to the same period of 2020 was primarily related to changes to certain reserves that were not specifically identified with our Domestic, Import or Luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales.

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

Corporate and other income decreased $8.0 million for the three-month period ended March 31, 2021 compared to the same period of 2020, primarily due to decreases in internal floor plan financing charges received from dealerships and increases in internal finance reserve paid to dealerships.

Selling, General and Administrative Expense (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended March 31,		Increase	% Increase
(in millions)	2021	2020
Personnel	$314.0	$228.5	$85.5	37.4%
Advertising	29.5	27.6	1.9	6.9
Rent	11.3	10.2	1.1	10.8
Facility costs[1]	24.2	20.1	4.1	20.4
Loss on sale of assets	1.0	0.1	0.9	NM
Other	70.4	59.5	10.9	18.3
Total SG&A	$450.4	$346.0	$104.4	30.2%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended March 31,		Increase (Decrease)
As a % of gross profit	2021	2020
Personnel	43.9%	49.6%	(570)	bps
Advertising	4.1	6.0	(190)
Rent	1.6	2.2	(60)
Facility costs	3.4	4.4	(100)
Loss on sale of assets	0.1	—	10
Other	9.8	12.9	(310)
Total SG&A	62.9%	75.1%	(1,220)	bps

SG&A as a percentage of gross profit was 62.9% for the three-month period ended March 31, 2021 compared to 75.1% for the same period of 2020. SG&A expense increased 30.2% in the three-month period ended March 31, 2021 compared to the same period of 2020. Overall, SG&A expense increased primarily due to increased personnel costs with the remainder of costs seeing minimal increases in the three-month period ended March 31, 2021 compared to the same period of 2020. Our performance-based culture is geared towards an incentive-based

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

compensation structure for the majority of personnel. This approach allows us to maintain a responsive cost structure in relation to fluctuations in vehicle sales and service volumes and general economic conditions.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 64.0% for the three-month period ended March 31, 2021 compared to 73.9% for the same period of 2020. The decrease for the three-month period ended March 31, 2021 was primarily related to increased gross profit without proportionate increases in SG&A costs.

SG&A expense adjusted for non-core charges was as follows:

	Three Months Ended March 31,		Increase	% Increase
(in millions)	2021	2020
Personnel	$314.0	$228.5	$85.5	37.4%
Advertising	29.5	27.6	1.9	6.9%
Rent	11.3	10.2	1.1	10.8%
Facility costs[1]	24.2	20.1	4.1	20.4%
Adjusted loss on sale of assets	0.3	0.2	0.1	NM
Adjusted other	68.3	58.2	10.1	17.4%
Adjusted total SG&A	$447.6	$344.8	$102.8	29.8%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended March 31,		Decrease
As a % of gross profit	2021	2020
Personnel	43.9%	49.6%	(570)	bps
Advertising	4.1	6.0	(190)
Rent	1.6	2.2	(60)
Facility costs	3.4	4.4	(100)
Adjusted loss on sale of assets	—	—	—
Adjusted other	9.6	12.6	(300)
Adjusted total SG&A	62.6%	74.8%	(1,220)	bps

Adjusted SG&A for the three-month period ended March 31, 2021 excludes $0.8 million in storm insurance reserve charges, $1.3 million in acquisition-related expenses, and a $0.7 million net loss on store disposals.

Adjusted SG&A for the three-month period ended March 31, 2020 excludes $0.8 million in storm insurance reserve charges, $0.5 million in acquisition-related expenses, and a $0.1 million net gain on store disposals.

See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

	Three Months Ended March 31,		Increase	% Increase
(in millions)	2021	2020
Depreciation and amortization	$26.8	$22.0	$4.8	21.8%

Acquisition activity contributed to the increase in depreciation and amortization in 2021 compared to 2020. We acquired approximately $177 million of depreciable property as part of our 2020 acquisitions. For the three-months ended March 31, 2021, we invested $50.0 million in capital expenditures. These investments increased the amount of depreciation expense in the three-month period ended March 31, 2021. See the discussion under “Liquidity and Capital Resources” for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended March 31,
	2021	2020
Operating margin	5.5%	3.3%
Operating margin adjusted for non-core charges [1]	5.6%	3.4%
1 See “Non-GAAP Reconciliations” for more details.

Operating margin increased 220 bps in the three-month period ended March 31, 2021 compared to the same period in 2020. The increase in operating margin for the three-month period ended March 31, 2021 was primarily due to increased gross profit of 55.2%, with an offsetting increase to SG&A of only 30.2% compared to the same period in 2020.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended March 31,
(in millions)	2021	2020	% Change
Floor plan interest expense (new vehicles)	$6.8	$14.0	(51.4)%

Floor plan interest expense decreased $7.2 million in the three-month period ended March 31, 2021 compared to the same period of 2020. The 51.4% decrease in floor plan interest expense for the three-month period ended March 31, 2021, compared to the same period in 2020, includes a decrease of 25.8% related to decreased same store inventory levels; a 4.6% increase related to acquisition volume; and a 30.2% decrease related to decreased LIBOR rates as compared to the same period of 2020.

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

The following table details the carrying costs for new vehicles and includes new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended March 31,			%
(in millions)	2021	2020	Change	Change
Floor plan interest expense (new vehicles)	$6.8	$14.0	$(7.2)	(51.4)%
Floor plan assistance (included as an offset to cost of sales)	(24.8)	(14.9)	(9.9)	66.4
Net new vehicle carrying costs	$(18.0)	$(0.9)	$(17.1)	NM
NM - Not meaningful

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, and our revolving line of credit.

	Three Months Ended March 31,		Increase	% Increase
(in millions)	2021	2020
Mortgage interest	$6.8	$6.6	$0.2	3.0%
Other interest	17.1	10.8	6.3	58.3
Capitalized interest	(0.4)	(0.4)	—	NM
Total other interest expense	$23.5	$17.0	$6.5	38.2%
NM - not meaningful

Other interest expense for the three-month period ended March 31, 2021 increased $6.5 million, primarily related to the additional interest expense associated with the senior notes issued in 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended March 31,
	2021	2020
Effective income tax rate	26.1%	28.0%
Effective income tax rate excluding other non-core items	26.1%	28.0%

Our effective income tax rate for the three month period ended March 31, 2021 was positively affected by excess tax benefits on stock awards vesting in the current period and a reduction in our current state effective tax rate due to changing state mix. Additionally, our effective income tax rate was favorably affected by an increase in forecasted pre-tax income. We estimate our annual effective income tax rate, excluding non-core charges, to be 27.5%.

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

	Three Months Ended March 31, 2021
(in millions, except per share amounts)	As reported	Net disposal loss on sale of stores	Investment loss	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$450.4	$(0.7)	$—	$(0.8)	$(1.3)	$447.6
Operating income	238.3	0.7	—	0.8	1.3	241.1
Other income, net	3.4	—	0.3	—	—	3.7

Income before income taxes	$211.4	$0.7	$0.3	$0.8	$1.3	$214.5
Income tax provision	(55.2)	(0.2)	(0.1)	(0.2)	(0.4)	(56.1)
Net income	$156.2	$0.5	$0.2	$0.6	$0.9	$158.4

Diluted net income per share	$5.81	$0.02	$0.01	$0.02	$0.03	$5.89
Diluted share count	26.9

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

	Three Months Ended March 31, 2020
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$346.0	$0.1	$(0.8)	$(0.5)	$344.8
Operating income (loss)	92.9	(0.1)	0.8	0.5	94.1

Income (loss) before income taxes	$64.2	$(0.1)	$0.8	$0.5	$65.4
Income tax provision	(18.0)	—	(0.2)	(0.1)	(18.3)
Net income (loss)	$46.2	$(0.1)	$0.6	$0.4	$47.1

Diluted net income per share	$1.97	$—	$0.02	$0.02	$2.01
Diluted share count	23.5

Liquidity and Capital Resources
We manage our liquidity and capital resources in the context of our overall business strategy, continually forecasting and managing our cash, working capital balances and capital structure in a way that we believe will meet the short-term and long-term obligations of our business while maintaining liquidity and financial flexibility. Our capital deployment strategy for our free cash flows targets an allocation of 65% investment in acquisitions, 25% investment in capital expenditures and 10% in shareholder return in the form of dividends and share repurchases.

Cash flows from operations and borrowings under our credit facilities are our main sources for liquidity. In addition to the above sources of liquidity, potential sources to fund our business strategy include issuing equity through our $400 million ATM Equity Offering Agreement, financing of real estate and proceeds from debt or equity offerings. We evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Available Sources
Below is a summary of our immediately available funds:

(in millions)	March 31, 2021	December 31, 2020	Change	%
Cash and cash equivalents	$170.3	$160.2	$10.1	6.3%
Available credit on credit facilities	1,200.3	1,237.1	(36.8)	(3.0)
Total current available funds	$1,370.6	$1,397.3	$(26.7)	(1.9)%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2021	2020	in Cash Flow
Net cash provided by operating activities	$496.4	$121.7	$374.7
Net cash used in investing activities	(442.8)	(118.3)	(324.5)
Net cash used in financing activities	(43.5)	(30.8)	(12.7)

Operating Activities
Cash provided by operating activities for the three-month period ended March 31, 2021 increased $374.7 million compared to the same period of 2020, primarily related to increased net income, a decrease in inventories and an increase in borrowings on our floor plan notes payable, partially offset by an increase in accounts receivable compared to the same period of 2020.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

Adjusted net cash provided by operating activities is presented below:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2021	2020	in Cash Flow
Net cash provided by operating activities – as reported	$496.4	$121.7	$374.7
Less: Net repayments on floor plan notes payable, non-trade	(74.8)	(43.5)	(31.3)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(69.3)	(14.1)	(55.2)
Net cash provided by operating activities – adjusted	$352.3	$64.1	$288.2

Investing Activities
Net cash used in investing activities totaled $442.8 million and $118.3 million, respectively, for the three-month periods ended March 31, 2021 and 2020.

Below are highlights of significant activity related to our cash flows from investing activities:

	Three Months Ended March 31,		Decrease
(in millions)	2021	2020	in Cash Flow
Capital expenditures	$(50.0)	$(41.6)	$(8.4)
Cash paid for acquisitions, net of cash acquired	(383.5)	(72.3)	(311.2)
Cash paid for other investments	(9.6)	(9.3)	(0.3)
Proceeds from sales of stores	0.3	4.7	(4.4)

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Three Months Ended March 31,
(in millions)	2021	2020
Post-acquisition capital improvements	$2.2	$14.1
Facilities for open points	0.1	0.8
Purchase of facilities for existing operations	10.3	5.9
Existing facility improvements	20.3	16.4
Maintenance	17.1	4.4
Total capital expenditures	$50.0	$41.6

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

The increase in capital expenditures for the three-month period ended March 31, 2021, compared to the same period of 2020 related primarily to higher post-acquisition capital improvements due to an increase in acquisitions in the prior year.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Three Months Ended March 31,
	2021	2020
Number of locations acquired	8	2

(in millions)
Cash paid for acquisitions, net of cash acquired	$(383.5)	$(72.3)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	69.3	14.1
Cash paid for acquisitions, net of cash acquired – adjusted	$(314.2)	$(58.2)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash (used in) provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2021	2020	in Cash Flow
Cash used in financing activities, as reported	$(43.5)	$(30.8)	$(12.7)
Adjust: Repayments on floor plan notes payable: non-trade	74.8	43.5	31.3
Cash provided by financing activities – adjusted	$31.3	$12.7	$18.6

Below are highlights of significant activity related to our cash flows from financing activities, excluding net repayments on floor plan notes payable: non-trade, which are discussed above:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2021	2020	in Cash Flow
Net borrowings on lines of credit	$61.0	$55.0	$6.0
Proceeds from issuance of long-term debt	—	17.2	(17.2)
Repurchases of common stock	(15.9)	(48.2)	32.3
Dividends paid	(8.2)	(7.0)	(1.2)

Equity Transactions
On October 22, 2018, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock, increasing our total share repurchase authorization to $500 million. We repurchased a total of 54,218 shares of our Class A common stock at an average price of $292.86 per share in the first three months of 2021. No shares were purchased as part of our repurchase authorization; all shares purchased were related to tax withholding on vesting RSUs. As of March 31, 2021, we had $187.5 million remaining available for repurchases and the authorization does not have an expiration date.

In the first three months of 2021, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2021	$0.31	$8.2

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of March 31, 2021
(in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,480.7	$—	1
Floor plan notes payable	341.5	—
Used and service loaner vehicle inventory financing commitments	—	455.5	2
Revolving lines of credit	100.0	744.8	2, 3
Real estate mortgages	604.7	—
Finance lease obligations	245.0	—
5.250% Senior notes due 2025	300.0	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
Other debt	2.3	—
Unamortized debt issuance costs	(17.7)	—	4
Total debt	$4,006.5	$1,200.3

1 As of March 31, 2021, we had a $2.1 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of February 28, 2021. This amount is reduced by $17.7 million for outstanding letters of credit.
4 Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.10% for new vehicle floor plan financing, one-month LIBOR plus 1.40% for used vehicle floor plan financing, 1.20% for service loaner floor plan financing and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.00% to 2.00% depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 1.22% at March 31, 2021. The annual interest rate associated with our used vehicle floor plan commitment was 1.52% at March 31, 2021. The annual interest rate associated with our service loaner floor plan commitment was 1.32% at March 31, 2021. The annual interest rate associated with our revolving line of credit was 1.12% at March 31, 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of March 31, 2021
Current ratio	Not less than 1.10 to 1	1.39 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	4.84 to 1
Leverage ratio	Not more than 5.75 to 1	2.29 to 1

As of March 31, 2021, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of March 31, 2021, $341.5 million was outstanding on these agreements at interest rates ranging up to 4.75%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Other Lines of Credit
Our other lines of credit include a commitment of up to $20.0 million, secured by certain assets from select Chrysler locations and a commitment of $60.0 million with Ford Motor Credit Company, secured by certain assets from all Ford locations. These other lines of credit mature in 2021 and have interest rates up to 5.55%. As of March 31, 2021, no amounts were outstanding on these other lines of credit.

On July 14, 2020, we entered into a five-year real-estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real-estate backed credit facility provides a total financing commitment of up to $254.7 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00% to 2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. The facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, consistent with those under the our existing syndicated credit facility with U.S. Bank National Association as administrative agent. As of March 31, 2021, no amounts were outstanding on the real-estate backed facility.

On July 31, 2020, we entered into a securitization facility which provides initial commitments for borrowings of up to $150 million and matures in July 2022. As of March 31, 2021, we had $100.0 million drawn on the securitization facility, which is included as part of “Revolving lines of credit” in the “Summary of Outstanding Balances on Credit Facilities and Long-Term Debt” table above.

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

On April 12, 2021, we entered into a credit agreement with Ally Bank which matures in April 2023. The credit agreement provides for a revolving line of credit facility of up to $300.0 million and is secured by real estate owned by us. See Note 14 of the Condensed Notes to the Consolidated Financial Statements for additional information.

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

4.375% Senior Notes Due 2031
On October 9, 2020, we issued $550 million in aggregate principal amount of 4.375% notes due 2031 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the notes from October 9, 2020 and is payable semiannually on January 15 and July 15. We may redeem the notes in whole or in part, on or after October 15, 2025, at the redemption prices set forth in the Indenture. Prior to October 15, 2025, we may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the Indenture. In addition, prior to October 15, 2025, we may redeem up to 40% of the notes from the proceeds of certain equity offerings. Upon certain change of control events (as set forth in the Indenture), the holders of the notes may require us to repurchase all or a portion of the notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 2.2% to 5.3% at March 31, 2021. The mortgages are payable in various installments through August 1, 2038. As of March 31, 2021, we had fixed interest rates on 76.2% of our outstanding mortgage debt.

We have finance lease obligations with some of our leased real estate. Interest rates related to this debt ranged from 1.9% to 8.5% at March 31, 2021. The leases have terms extending through August 2037.

Our other debt includes sellers’ notes. The interest rates associated with our other debt ranged from 4.4% to 5.3% at March 31, 2021. This debt is due in various installments through January 2031.

Recent Accounting Pronouncements
See Note 13 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates
There have been no material changes in the critical accounting policies and use of estimates described in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2020 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 19, 2021.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	35

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K. The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2020 Annual Report on Form 10-K, which was filed with the SEC on February 19, 2021. We have described in our 2020 Annual Report on Form 10-K, under “Risk Factors” in Item 1A, the primary risks related to our business and securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2021:

	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)[1]
January	54,087	$292.67	—	$187,522
February	5	292.67	—	187,522
March	126	373.95	—	187,522
	54,218	$292.86	—	$187,522

1 On October 22, 2018, our Board of Directors approved a $250 million repurchase authorization, increasing our total share repurchase authorization to $500 million. This authorization does not have an expiration date.
2 Of the shares repurchased in the first quarter of 2021, all were related to tax withholding upon the vesting of RSUs.

36

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form 10-Q filed July 26, 2019).
3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K filed April 25, 2019).
10.1	Credit Agreement dated April 12, 2021, among Lithia Motors, Inc., Lithia Real Estate, Inc., and Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey) (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed April 15, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

37

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2021	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

38