Form 10-Q
period 2021-06-30
LITHIA MOTORS INC
filed 2021-07-28
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2021, there were 30,250,672 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$780.9	$160.2
Accounts receivable, net of allowance for doubtful accounts of $11.1 and $5.9	799.7	614.0
Inventories, net	2,238.8	2,492.9
Other current assets	51.4	70.5
Total current assets	3,870.8	3,337.6

Property and equipment, net of accumulated depreciation of $375.7 and $338.0	2,299.3	2,197.5
Operating lease right-of-use assets	255.1	264.0
Goodwill	617.3	593.0
Franchise value	369.7	350.2
Other non-current assets	2,680.3	1,159.8
Total assets	$10,092.5	$7,902.1

Liabilities and stockholders’ equity
Current liabilities:
Floor plan notes payable	$285.1	$234.2
Floor plan notes payable: non-trade	966.9	1,563.0
Current maturities of long-term debt	486.1	66.0
Trade payables	256.0	158.2
Accrued liabilities	601.7	458.3
Total current liabilities	2,595.8	2,479.7

Long-term debt, less current maturities	2,521.9	2,064.7
Deferred revenue	172.1	155.7
Deferred income taxes	178.8	146.3
Non-current operating lease liabilities	237.2	246.7
Other long-term liabilities	158.3	147.5
Total liabilities	5,864.1	5,240.6

Stockholders’ equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock[1] - no par value; authorized 100.0 shares; issued and outstanding 30.2 and 26.3	1,906.9	788.2
Class B common stock - no par value; authorized 25.0 shares; issued and outstanding none and 0.2	—	—
Additional paid-in capital	44.0	41.4
Accumulated other comprehensive loss	(4.3)	(6.3)
Retained earnings	2,281.8	1,838.2
Total stockholders’ equity	4,228.4	2,661.5
Total liabilities and stockholders’ equity	$10,092.5	$7,902.1
1 Prior to June 7, 2021, common stock was classified as Class A common stock. The Class A common stock reclassification as common stock occurred in connection with the elimination of the Company’s classified common stock structure following the conversion of all Class B common stock to Class A common stock.
 See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	1

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts; Unaudited)	2021	2020	2021	2020
Revenues:
New vehicle retail	$3,146.2	$1,367.8	$5,339.5	$2,741.3
Used vehicle retail	1,804.9	922.2	3,157.0	1,796.5
Used vehicle wholesale	217.4	51.3	352.6	118.0
Finance and insurance	269.6	124.9	467.9	246.7
Service, body and parts	521.0	275.5	925.0	605.4
Fleet and other	50.3	16.9	110.4	54.4
Total revenues	6,009.4	2,758.6	10,352.4	5,562.3
Cost of sales:
New vehicle retail	2,832.5	1,275.6	4,869.0	2,570.9
Used vehicle retail	1,572.3	823.9	2,788.3	1,608.3
Used vehicle wholesale	201.0	49.2	331.6	115.3
Service, body and parts	242.9	131.1	428.6	292.8
Fleet and other	50.1	14.4	108.8	49.7
Total cost of sales	4,898.8	2,294.2	8,526.3	4,637.0
Gross profit	1,110.6	464.4	1,826.1	925.3
Asset impairments	—	7.9	—	7.9
Selling, general and administrative	634.0	304.5	1,084.2	650.5
Depreciation and amortization	30.3	22.3	57.2	44.3
Operating income	446.3	129.7	684.7	222.6
Floor plan interest expense	(6.4)	(8.1)	(13.3)	(22.1)
Other interest expense, net	(28.1)	(16.8)	(51.6)	(33.8)
Other income, net	7.6	3.5	11.1	5.8
Income before income taxes	419.4	108.3	630.9	172.5
Income tax provision	(114.5)	(30.6)	(169.8)	(48.6)
Net income	$304.9	$77.7	$461.1	$123.9

Basic net income per share	$10.83	$3.40	$16.83	$5.37
Shares used in basic per share calculations	28.1	22.8	27.4	23.1

Diluted net income per share	$10.75	$3.38	$16.69	$5.32
Shares used in diluted per share calculations	28.4	23.0	27.6	23.3

Cash dividends paid per Class A and Class B share	$0.35	$0.30	$0.66	$0.60
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; Unaudited)	2021	2020	2021	2020
Net income	$304.9	$77.7	$461.1	$123.9
Other comprehensive income (loss), net of tax:
Gain (loss) on cash flow hedges, net of tax (expense) benefit of ($0.1), $0.5, ($0.7), and $2.3, respectively	0.2	(1.4)	2.0	(6.5)
Comprehensive income	$305.1	$76.3	$463.1	$117.4
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; Unaudited)	2021	2020	2021	2020
Total stockholders’ equity, beginning balances	$2,807.6	$1,456.5	$2,661.5	$1,467.7

Common stock[1]:
Beginning balances	789.9	—	788.2	20.5
Compensation for stock and stock option issuances and excess tax benefits from option exercises	1.2	0.9	14.6	9.8
Issuance of stock in connection with employee stock plans	5.5	3.5	9.7	6.1
Class B common stock converted to class A common stock[1]	—	—	—	—
Repurchase of common stock	—	(2.3)	(15.9)	(34.3)
Equity issuances, net of issuance costs	1,110.3	—	1,110.3	—
Ending balances	1,906.9	2.1	1,906.9	2.1

Class B common stock[1]:
Beginning balances	—	0.1	—	0.1
Class B common stock converted to class A common stock[1]	—	—	—	—
Ending balances	—	0.1	—	0.1

Additional paid-in capital:
Beginning balances	36.0	26.0	41.4	46.0
Compensation for stock and stock option issuances and excess tax benefits from option exercises	8.0	4.1	2.6	0.3
Repurchase of common stock	—	—	—	(16.2)
Ending balances	44.0	30.1	44.0	30.1

Accumulated other comprehensive loss:
Beginning balances	(4.5)	(5.8)	(6.3)	(0.7)
Gain (loss) on cash flow hedges, net of tax (expense) benefit of ($0.1), $0.5, ($0.7), and $2.3, respectively	0.2	(1.4)	2.0	(6.5)
Ending balances	(4.3)	(7.2)	(4.3)	(7.2)

Retained earnings:
Beginning balances	1,986.2	1,436.2	1,838.2	1,401.8
Adjustment to adopt ASC 326	—	—	—	(4.8)
Net income	304.9	77.7	461.1	123.9
Dividends paid	(9.3)	(6.8)	(17.5)	(13.8)
Ending balances	2,281.8	1,507.1	2,281.8	1,507.1

Total stockholders’ equity, ending balances	$4,228.4	$1,532.2	$4,228.4	$1,532.2
1 Prior to June 7, 2021, common stock was classified as Class A common stock. The Class A common stock reclassification as common stock occurred in connection with the elimination of the Company’s classified common stock structure following the conversion of all Class B common stock to Class A common stock.

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
(In millions; Unaudited)	2021	2020
Cash flows from operating activities:
Net income	$461.1	$123.9
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	—	7.9
Depreciation and amortization	57.1	44.3
Stock-based compensation	17.2	10.1
Loss (gain) on disposal of other assets	0.1	(0.3)
Loss (gain) on disposal of franchise	5.2	(1.4)
Unrealized investment gain	(0.9)	—
Deferred income taxes	31.8	(4.9)
Amortization of operating lease right-of-use assets	16.5	13.5
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	(185.0)	53.8
Inventories	663.1	624.7
Other assets	(103.0)	(14.8)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	47.0	(130.7)
Trade payables	97.4	0.3
Accrued liabilities	144.3	55.4
Other long-term liabilities and deferred revenue	11.6	8.2
Net cash provided by operating activities	1,263.5	790.0
Cash flows from investing activities:
Capital expenditures	(113.0)	(78.3)
Proceeds from sales of assets	—	1.6
Cash paid for other investments	(9.9)	(9.7)
Cash paid for acquisitions, net of cash acquired	(1,741.9)	(92.3)
Proceeds from sales of stores	43.7	11.6
Net cash used in investing activities	(1,821.1)	(167.1)
Cash flows from financing activities:
Repayments on floor plan notes payable, net: non-trade	(571.6)	(456.8)
Borrowings on lines of credit	1,454.9	925.4
Repayments on lines of credit	(1,519.5)	(1,034.4)
Principal payments on long-term debt and finance lease liabilities, scheduled	(12.6)	(13.3)
Principal payments on long-term debt and finance lease liabilities, other	(65.0)	(4.9)
Proceeds from issuance of long-term debt	817.5	56.5
Payment of debt issuance costs	(10.6)	(0.9)
Proceeds from issuance of common stock	1,120.0	6.1
Repurchase of common stock	(15.9)	(50.5)
Dividends paid	(17.5)	(13.8)
Payment of contingent consideration related to acquisitions	(1.4)	—
Net cash provided by (used in) financing activities	1,178.3	(586.6)
Increase in cash and cash equivalents	620.7	36.3
Cash and cash equivalents at beginning of period	160.2	84.0
Cash and cash equivalents at end of period	$780.9	$120.3
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$57.2	$61.3
Cash paid during the period for income taxes, net	129.3	4.4
Floor plan debt paid in connection with store disposals	8.7	22.0
Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$225.6	$—
Debt assumed in connection with acquisitions	4.0	—
Acquisition of finance leases in connection with acquisitions	—	15.4
Right-of-use assets obtained in exchange for lease liabilities	8.1	4.2
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2020 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2020, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented.

Note 2. Contract Liabilities and Assets

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $214.9 million and $194.1 million as of June 30, 2021, and December 31, 2020, respectively; and we recognized $9.0 million and $18.4 million of revenue in the three and six months ended June 30, 2021, respectively, related to our contract liability balance at December 31, 2020. Our contract liability balance is included in accrued liabilities and deferred revenue.

Contract Assets
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract. Our contract asset balances associated with future estimated variable consideration were $8.2 million and $8.2 million as of June 30, 2021 and December 31, 2020, respectively; and are included in trade receivables and other non-current assets.

Note 3. Accounts Receivable and Contract Assets

Accounts receivable consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Contracts in transit	$369.3	$286.8
Trade receivables	87.3	67.0
Vehicle receivables	84.4	61.8
Manufacturer receivables	132.8	118.1
Auto loan receivables	370.9	175.6
Other receivables	16.6	11.6
	1,061.3	720.9
Less: Allowance for doubtful accounts	(11.1)	(5.9)
Less: Long-term portion of accounts receivable, net	(250.5)	(101.0)
Total accounts receivable, net	$799.7	$614.0

NOTES TO FINANCIAL STATEMENTS	6

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

The balance of auto loan receivables is made up of loans secured by the related vehicle. More than 98% of the portfolio is aged less than 60 days past due with less than 2% on non-accrual status. As of June 30, 2021, the allowance for credit losses related to auto loan receivables was $13.3 million and included in allowance for doubtful accounts and other non-current assets. In accordance with Topic 326, the allowance for loan losses is estimated based on our historical write-off experience, current conditions and forecasts as well as the value of any underlying assets securing these loans and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status. The annual activity for charges and subsequent recoveries is immaterial. The remainder of our receivables are due primarily from manufacturer partners and various third-party lenders. The historical losses related to these balances are immaterial.

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 4. Inventories

The components of inventories, net, consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
New vehicles	$872.5	$1,556.6
Used vehicles	1,238.4	835.9
Parts and accessories	127.9	100.4
Total inventories	$2,238.8	$2,492.9

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows:

(in millions)	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2019 ¹	$171.8	$197.3	$85.5	$454.6
Additions through acquisitions [2]	33.3	94.3	17.3	144.9
Reductions through divestitures	(0.1)	(0.7)	(2.2)	(3.0)
Reductions from impairments	(0.5)	(3.0)	—	(3.5)
Balance as of December 31, 2020 ¹	204.5	287.9	100.6	593.0
Additions through acquisitions [3]	7.4	11.9	8.2	27.5
Reductions through divestitures	—	(3.2)	—	(3.2)
Balance as of June 30, 2021	$211.9	$296.6	$108.8	$617.3
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

NOTES TO FINANCIAL STATEMENTS	7

2 Our purchase price allocation for the 2019 acquisitions were finalized in 2020. As a result, we added $144.9 million of goodwill.
3 Our purchase price allocation for a portion of the 2020 acquisitions was finalized in 2021. As a result, we added $27.5 million of goodwill. Our purchase price allocation for the remaining 2020 and 2021 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12.

The changes in the carrying amounts of franchise value are as follows:

(in millions)	Franchise Value
Balance as of December 31, 2019	$306.7
Additions through acquisitions [1]	51.9
Reductions through divestitures	(4.0)
Reductions from impairments	(4.4)
Balance as of December 31, 2020	350.2
Additions through acquisitions [2]	21.6
Reductions through divestitures	(2.1)
Balance as of June 30, 2021	$369.7
1 Our purchase price allocation for the 2019 acquisitions were finalized in 2020. As a result, we added $51.9 million of franchise value.
2 Our purchase price allocation for a portion of the 2020 acquisitions was finalized in 2021. As a result, we added $21.6 million of franchise value. Our purchase price allocation for the remaining 2020 and 2021 acquisitions are preliminary and franchise value is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12.

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

	Repurchases Occurring in 2021		Cumulative Repurchases as of June 30, 2021
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	—	$—	3,719,048	$84.02

As of June 30, 2021, we had $187.5 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2021, we repurchased 54,251 shares at an average price of $292.91 per share, for a total of $15.9 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

Follow-on Public Offering
On May 24, 2021, we completed the public offering of 3,571,428 shares of our common stock, no par value per share, which included the exercise in full by the underwriters of their option to purchase up to 465,838 additional shares of our common stock, at the public offering price of $322.00 per share. We received $1.11 billion from the offering, net of the underwriting discount and before deducting the offering expenses of $0.6 million.

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

NOTES TO FINANCIAL STATEMENTS	8

purchase transactions. As of June 30, 2021, no amounts have been issued in relation to the ATM Equity Offering Sales Agreement.

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

We have investments primarily consisting of our investment in Shift Technologies, Inc. (Shift), a San Francisco-based digital retail company. Shift has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. We calculated the fair value of this investment using quoted prices for the identical asset (Level 1) and recorded the fair value as part of other non-current assets. An additional component of our investment in Shift consists of shares in escrow subject to release upon certain market conditions being met. The fair value of this component of our investment in Shift is measured using observable Level 2 market expectations at each measurement date and is recorded as part of other non-current assets. For the three and six months ended June 30, 2021, we recognized a $1.2 million and $0.9 million unrealized investment gain related to Shift, which was recorded as a component of Other income, net. No amounts were recognized for the three and six months ended June 30, 2020.

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of June 30, 2021, our real estate mortgages and other debt, which includes capital leases, had maturity dates between October 1, 2021, and July 1, 2038.

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

There were no changes to our valuation techniques during the six-month period ended June 30, 2021.

NOTES TO FINANCIAL STATEMENTS	9

Below are our investments that are measured at fair value (in millions):

Fair Value at June 30, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$101.6	$6.7	$—

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$97.9	$9.4	$—

Below are our derivative assets and liabilities that are measured at fair value (in millions):

Fair Value at June 30, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$4.1	$—
Derivative liability	—	9.9	—

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$0.5	$—
Derivative liability	—	9.0	—

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows:

(in millions)	June 30, 2021	December 31, 2020
Carrying value
5.250% Senior notes due 2025	$300.0	$300.0
4.625% Senior notes due 2027	400.0	400.0
4.375% Senior notes due 2031	550.0	550.0
3.875% Senior notes due 2029	800.0	—
Real estate mortgages and other debt	603.2	714.8
	$2,653.2	$1,964.8
Fair value
5.250% Senior notes due 2025	$309.0	$311.6
4.625% Senior notes due 2027	422.0	425.0
4.375% Senior notes due 2031	586.4	589.9
3.875% Senior notes due 2029	828.0	—
Real estate mortgages and other debt	627.7	713.2
	$2,773.1	$2,039.7

Note 8. Net Income Per Share

We compute net income per share using the two-class method. Under this method, basic net income per share is computed using the weighted average number of common shares outstanding during the period excluding common shares underlying equity awards that are unvested or subject to forfeiture. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the common shares issuable upon the net exercise of stock options and unvested RSUs and is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

Prior to June 7, 2021, our common stock was classified as Class A common stock. The Class A common stock reclassification as common stock occurred pursuant to an amendment and restatement of our Articles of Incorporation in connection with the elimination of the Company’s classified common stock structure following the conversion of all Class B common stock to Class A common stock. Prior to the reclassification, except with respect to voting and transfer rights, the rights of the holders of our Class A and Class B common stock were identical.

NOTES TO FINANCIAL STATEMENTS	10

Under our Articles of Incorporation, the Class A and Class B common stock shared equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation that would adversely alter the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. Because the liquidation and dividend rights were identical, the undistributed earnings are allocated on a proportionate basis.

The following is a reconciliation of net income and weighted average shares used for our basic earnings per share (EPS) and diluted EPS:

Three Months Ended June 30,	2021		2020
(in millions, except per share amounts)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$304.9	$—	$76.3	$1.4
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	—	—	0.1	—
Conversion of Class B common shares into Class A common shares	—	—	1.3	—
Net income applicable to common stockholders - diluted	$304.9	$—	$77.7	$1.4

Weighted average common shares outstanding – basic	28.1	—	22.4	0.4
Conversion of Class B common shares into Class A common shares	—	—	0.4	—
Effect of dilutive stock options on weighted average common shares	0.3	—	0.2	—
Weighted average common shares outstanding – diluted	28.4	—	23.0	0.4

Net income per common share - basic	$10.83	$—	$3.40	$3.40
Net income per common share - diluted	$10.75	$—	$3.38	$3.38

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the three-month periods ended June 30, 2021, and 2020 and was determined to be immaterial.

Six Months Ended June 30,	2021		2020
(in millions, except per share amounts)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$460.5	$0.6	$121.8	$2.1
Reallocation of net income due to conversion of class B to class A common shares outstanding	—	—	0.2	—
Conversion of class B common shares into class A common shares	0.6	—	1.9	—
Net income applicable to common stockholders - diluted	$461.1	$0.6	$123.9	$2.1

Weighted average common shares outstanding – basic	27.4	—	22.7	0.4
Conversion of class B common shares into class A common shares	—	—	0.4	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.2	—	0.2	—
Weighted average common shares outstanding – diluted	27.6	—	23.3	0.4

Net income per common share - basic	$16.83	$16.83	$5.37	$5.37
Net income per common share - diluted	$16.69	$16.69	$5.32	$5.32

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the six-month periods ended June 30, 2021, and 2020 and was determined to be immaterial.

NOTES TO FINANCIAL STATEMENTS	11

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

NOTES TO FINANCIAL STATEMENTS	12

Certain financial information on a segment basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenues:
Domestic
New vehicle retail	$924.6	$499.1	$1,539.2	$969.6
Used vehicle retail	641.7	389.9	1,103.9	717.6
Used vehicle wholesale	63.8	19.8	100.0	45.8
Finance and insurance	78.6	50.9	137.2	96.1
Service, body and parts	159.1	102.2	279.8	219.5
Fleet and other	21.6	9.9	39.2	23.6
	1,889.4	1,071.8	3,199.3	2,072.2
Import
New vehicle retail	1,385.7	572.7	2,353.8	1,173.0
Used vehicle retail	717.8	345.9	1,280.0	700.6
Used vehicle wholesale	90.0	20.3	148.3	46.5
Finance and insurance	140.5	55.9	246.0	113.9
Service, body and parts	204.8	105.3	361.5	230.1
Fleet and other	18.6	5.9	32.6	17.8
	2,557.4	1,106.0	4,422.2	2,281.9
Luxury
New vehicle retail	839.2	297.2	1,453.3	598.2
Used vehicle retail	448.4	189.5	779.6	380.6
Used vehicle wholesale	59.3	11.3	99.0	25.5
Finance and insurance	52.6	17.7	89.5	34.6
Service, body and parts	150.1	65.4	271.8	148.8
Fleet and other	9.6	0.6	37.4	12.0
	1,559.2	581.7	2,730.6	1,199.7
	6,006.0	2,759.5	10,352.1	5,553.8
Corporate and other	3.4	(0.9)	0.3	8.5
	$6,009.4	$2,758.6	$10,352.4	$5,562.3
Segment income[1]:
Domestic	$138.1	$59.4	$212.0	$87.2
Import	216.3	48.8	317.8	73.6
Luxury	97.2	12.3	141.3	13.9
Total segment income for reportable segments	$451.6	$120.5	$671.1	$174.7
1Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net.

NOTES TO FINANCIAL STATEMENTS	13

Reconciliation of total segment income for reportable segments to our consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Total segment income for reportable segments	$451.6	$120.5	$671.1	$174.7
Corporate and other	18.6	23.4	57.4	70.1
Depreciation and amortization	(30.3)	(22.3)	(57.1)	(44.3)
Other interest expense	(28.1)	(16.8)	(51.6)	(33.8)
Other income, net	7.6	3.5	11.1	5.8
Income before income taxes	$419.4	$108.3	$630.9	$172.5
Total assets by reportable segments is as follows:

(in millions)	June 30, 2021	December 31, 2020
Total assets:
Domestic	$1,298.3	$1,262.4
Import	1,579.1	1,654.7
Luxury	1,057.9	1,132.4
Corporate and other	6,157.2	3,852.6
	$10,092.5	$7,902.1

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

In 2019, to hedge the business exposure to rising interest rates on a portion of our variable rate debt, we entered into a five-year, zero-cost interest rate collar, with an aggregate notional amount of $300 million, effective June 1,

NOTES TO FINANCIAL STATEMENTS	14

2019. This instrument hedges interest rate risk related to a portion of our $1.0 billion of non-trade floor plan notes payable.

The table below presents the liabilities related to the zero-cost interest rate collar:

(Dollars in millions)	Accrued Liabilities	Other Long-Term Liabilities	Total
Balance as of December 31, 2019	$(0.1)	$(0.9)	$(1.0)
Loss recorded from interest rate collar	(1.8)	(5.1)	(6.9)
Balance as of March 31, 2020	(1.9)	(6.0)	(7.9)
Amounts reclassified from AOCI to floorplan interest expense	0.4	—	0.4
Loss recorded from interest rate collar	(1.0)	(1.3)	(2.3)
Balance as of June 30, 2020	(2.5)	(7.3)	(9.8)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	0.7
(Loss) gain recorded from interest rate collar	(0.7)	0.6	(0.1)
Balance as of September 30, 2020	(2.5)	(6.7)	(9.2)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	0.7
(Loss) gain recorded from interest rate collar	(0.8)	0.7	(0.1)
Balance as of December 31, 2020	(2.6)	(6.0)	(8.6)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	0.7
(Loss) gain recorded from interest rate collar	(0.6)	2.5	1.9
Balance as of March 31, 2021	(2.5)	(3.5)	(6.0)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	0.7
(Loss) gain recorded from interest rate collar	(0.7)	0.2	(0.5)
Balance as of June 30, 2021	$(2.5)	$(3.3)	$(5.8)

As of June 30, 2021, the amount of net losses we expect to reclassify from AOCI into interest expense in earnings within the next twelve months is $2.7 million. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

In 2020, we entered into two immaterial and offsetting derivative arrangements that do not qualify for hedge accounting. These are both related to a securitization facility, effective October 2, 2020. We purchased and sold offsetting interest rate caps, both of which have a five-year term with notional amounts of $100 million.

In 2021, we entered into two additional immaterial and offsetting derivative arrangements that do not qualify for hedge accounting. These are both related to a securitization facility, effective June 15, 2021. We purchased and sold offsetting interest rate caps, both of which have a five-year term with notional amounts of $100 million.

As of June 30, 2021, the balance on all four agreements was an offsetting $4.1 million and was located in other current assets and accrued liabilities, respectively.

See Note 7 for information on the fair value of the derivative contracts.

Note 12. Acquisitions

In the first six months of 2021, we completed the following acquisitions:

•In February 2021, Chrysler Jeep Dodge Ram of Sanford and Orlando Land Rover in Florida.
•In March 2021, Fink Auto Group in Florida.
•In March 2021, Avondale Nissan in Arizona.
•In April 2021, Suburban Collection Auto Group in Michigan.
•In April 2021, Planet Honda in New Jersey.
•In May 2021, Las Vegas Hyundai Superstore Auto Group in Nevada.
•In May 2021, BMW of Sherman Oaks and Acura of Sherman Oaks in California.
•In June 2021, Southwest Kia Group in Arizona.
•In June 2021, Herrin-Gear Toyota in Mississippi.
•In June 2021, Michael’s Subaru and Michael’s Toyota in Washington.

NOTES TO FINANCIAL STATEMENTS	15

Revenue and operating income contributed by the 2021 acquisitions subsequent to the date of acquisition were as follows (in millions):

Six Months Ended June 30,	2021
Revenue	$976.3
Operating income	45.9

In the first six months of 2020, we completed the following acquisitions:

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

The following tables summarize the consideration paid for the 2021 acquisitions and the preliminary purchase price allocations for identified assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Consideration
Cash paid, net of cash acquired	$1,741.9

(in millions)	Assets Acquired and Liabilities Assumed
Accounts receivable	$0.7
Inventories, net	439.3
Property and equipment, net	86.0
Other non-current assets	1,443.9
Floor plan notes payable	(4.0)
Borrowings on lines-of-credit	(225.6)
Other long-term liabilities	(6.0)
1,734.3
Goodwill	7.6
$1,741.9

The purchase price allocations for the acquisitions from the third quarter of 2020 through the second quarter of 2021 are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets.

We expect substantially all of the goodwill related to acquisitions completed in 2021 to be deductible for federal income tax purposes.

In the three and six-month periods ended June 30, 2021, we recorded $10.4 million and $11.6 million, respectively, in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $0.5 million and $1.0 million of acquisition-related expenses in the same periods of 2020.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and six-month periods ended June 30, 2021 and 2020, had occurred on January 1, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Revenue	$6,246.2	$4,436.0	$11,443.6	$8,859.6
Net income	310.8	104.3	485.5	170.3
Basic net income per share	11.04	4.57	17.72	7.38
Diluted net income per share	10.96	4.53	17.58	7.31

NOTES TO FINANCIAL STATEMENTS	16

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

Note 14. Subsequent Events

On July 1, 2021, in accordance with the indenture dated July 24, 2017, governing our 5.250% senior notes due 2025, we notified holders that we have elected to redeem in full the aggregate principal amount of notes outstanding on August 1, 2021 at a redemption price equal to 102.625% of the principal amount of the notes plus accrued and unpaid interest thereon.

NOTES TO FINANCIAL STATEMENTS	17

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

Overview
Lithia & Driveway (LAD) is a growth company powered by people and innovation with a 5-Year Plan to profitably consolidate the largest retail sector in our country. As a leading provider of personal transportation solutions in the United States, we are among the fastest growing companies in the Fortune 500 (#2 on 10-year EPS Growth, #3 on 10-Year TSR and #12 on 10-year Revenue growth in 2021). As of June 30, 2021, we operated 259 locations representing 38 brands in 26 states. We strive to achieve operational excellence by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to increase market share and profitability.

MANAGEMENT’S DISCUSSION AND ANALYSIS	18

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

In July 2020, we launched a 5-Year Plan to grow to $50 billion in revenues by designing our strategy to focus on the most expansive addressable market of any retailer in the United States. Our long-term strategy and value creation for our customers, employees and shareholders centers around the following elements:

Driving operational excellence, innovation and diversification
We create value and high performance by focusing on convenient and transparent consumer experiences, gaining market share and increasing profitability. By promoting an entrepreneurial model with our in-store experiences, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we develop high-performing teams and foster manufacturer relationships.

In response to evolving consumer preferences, we have reimagined the way consumers buy, sell and service their vehicles over the full ownership lifecycle. Driveway, our national brand launched in June 2020, empowers consumers to simply and transparently shop, sell and service their vehicles from the convenience of their home. The Driveway experience is designed to attract a different and incrementally new consumer compared to our in-store options. Driveway combines our experienced, knowledgeable workforce with our owned inventory and physical network of stores, enabling us to be agile and adapt to consumer preferences with digital shopping experiences, contactless test drives and home delivery or curbside pickup for vehicle purchases.

Growth through network development
The foundation of our omni-channel plan is the growth and expansion of our physical network to provide consumers convenient access to all of our business lines in-store or through Driveway. Acquiring new vehicle franchises, which operate in markets ranging from mid-sized regional markets to metropolitan markets, provides us a cash generating and profitable model to expand our network of locations. In addition to being financially accretive, these businesses improve our ability to serve customers through wider selection, greater density and convenient access to vehicle repair services, our highest margin offerings. During the first full year of the 5-Year Plan, we have already reached approximately 40% of our targeted network development goal.

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

Thoughtful capital allocation
Our capital deployment strategy of our free cash flows generated continues to target a 65% investment in acquisitions, 25% investment in capital expenditures, modernization and diversification and 10% in shareholder return in the form of dividends and share repurchases. As we identify acquisition opportunities that further enhance our business, we may consider other potential sources, including financing of real estate and proceeds from debt or equity offerings. This disciplined approach, combined with our ability to successfully integrate newly-acquired locations, drives growth and profitability.

MANAGEMENT’S DISCUSSION AND ANALYSIS	19

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2021	2020	Change		2021	2020	Change
Revenues
New vehicle retail	$3,146.2	$1,367.8	130.0%		$5,339.5	$2,741.3	94.8%
Used vehicle retail	1,804.9	922.2	95.7		3,157.0	1,796.5	75.7
Finance and insurance	269.6	124.9	115.9		467.9	246.7	89.7
Service, body and parts	521.0	275.5	89.1		925.0	605.4	52.8
Total Revenues	6,009.4	2,758.6	117.8		10,352.4	5,562.3	86.1

Gross profit
New vehicle retail	$313.7	$92.2	240.2%		$470.5	$170.4	176.1%
Used vehicle retail	232.6	98.3	136.6		368.7	188.2	95.9
Finance and insurance	269.6	124.9	115.9		467.9	246.7	89.7
Service, body and parts	278.2	144.4	92.7		496.5	312.5	58.9
Total Gross Profit	1,110.6	464.4	139.1		1,826.1	925.3	97.4

Gross profit margins
New vehicle retail	10.0%	6.7%	330	bps	8.8%	6.2%	260	bps
Used vehicle retail	12.9	10.7	220		11.7	10.5	120
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	53.4	52.4	100		53.7	51.6	210
Total Gross Profit Margin	18.5	16.8	170		17.6	16.6	100

Retail units sold
New vehicles	75,176	34,869	115.6%		129,040	70,776	82.3%
Used vehicles	70,254	43,505	61.5		129,281	86,136	50.1

Average selling price per retail unit
New vehicles	$41,852	$39,226	6.7%		$41,379	$38,732	6.8%
Used vehicles	25,691	21,196	21.2		24,420	20,857	17.1

Average gross profit per retail unit
New vehicles	$4,173	$2,643	57.9%		$3,646	$2,407	51.5%
Used vehicles	3,311	2,259	46.6		2,852	2,185	30.5
Finance and insurance	1,854	1,593	16.4		1,811	1,572	15.2
Total vehicle[1]	5,723	4,050	41.3		5,141	3,875	32.7
1 Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2020 would be included in same store operating data beginning in June 2021, after its first full complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the month of June for both comparable periods. Similar for comparisons of 2021 to 2019, metrics would only include results for the stores with full complete comparable months of operations in both years.

MANAGEMENT’S DISCUSSION AND ANALYSIS	20

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2021	2020	Change		2021	2020	Change
Revenues
New vehicle retail	$2,078.1	$1,338.8	55.2%		$3,801.6	$2,671.9	42.3%
Used vehicle retail	1,342.7	902.1	48.8		2,462.2	1,751.5	40.6
Finance and insurance	183.6	122.4	50.0		337.2	241.2	39.8
Service, body and parts	352.3	269.9	30.5		668.3	589.1	13.4
Total Revenues	4,128.1	2,700.2	52.9		7,596.7	5,421.9	40.1

Gross profit
New vehicle retail	$209.8	$90.2	132.6%		$336.5	$166.4	102.2%
Used vehicle retail	180.4	97.1	85.8		300.2	185.5	61.8
Finance and insurance	183.6	122.4	50.0		337.2	241.2	39.8
Service, body and parts	193.3	141.5	36.6		362.2	304.3	19.0
Total Gross Profit	777.1	455.8	70.5		1,350.8	904.9	49.3

Gross profit margins
New vehicle retail	10.1%	6.7%	340	bps	8.9%	6.2%	270	bps
Used vehicle retail	13.4	10.8	260		12.2	10.6	160
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	54.9	52.4	250		54.2	51.7	250
Total Gross Profit Margin	18.8	16.9	190		17.8	16.7	110

Retail units sold
New vehicles	49,181	34,069	44.4%		91,592	68,870	33.0%
Used vehicles	51,806	42,495	21.9		101,075	83,823	20.6

Average selling price per retail unit
New vehicles	$42,255	$39,296	7.5%		$41,506	$38,797	7.0%
Used vehicles	25,918	21,228	22.1		24,360	20,895	16.6

Average gross profit per retail unit
New vehicles	$4,266	$2,646	61.2%		$3,674	$2,416	52.1%
Used vehicles	3,483	2,285	52.4		2,970	2,212	34.3
Finance and insurance	1,818	1,599	13.7		1,750	1,579	10.8
Total vehicle[1]	5,778	4,072	41.9		5,121	3,903	31.2
1 Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

During the three months ended June 30, 2021, we had net income of $304.9 million, or $10.75 per share on a diluted basis, compared to net income of $77.7 million, or $3.38 per share on a diluted basis, during the same period of 2020. During the six months ended June 30, 2021, we had net income of $461.1 million, or $16.69 per share on a diluted basis, compared to net income of $123.9 million, or $5.32 per share on a diluted basis, during the same period of 2020.

New Vehicles
We believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and parts and service work. Same store new vehicle revenue increased 55.2% and 42.3% for the three and six-month periods ended June 30, 2021 compared to the same periods in 2020, respectively. This was due to an increase in unit volume of 44.4% and 33.0%, and an increase in average selling prices of 7.5% and 7.0%, in the three and six-month periods ended June 30, 2021, respectively, compared to the same periods of 2020. Our leaders in each market continue to adapt to changing conditions, respond to customer needs and manage inventory availability and selection.

MANAGEMENT’S DISCUSSION AND ANALYSIS	21

In the second quarter of 2020, volumes were significantly impacted by shelter in place policies and restrictions enacted by various states, counties and local governments in response to the COVID-19 pandemic. We experienced initial declines on average of approximately 50% compared to the same period of 2019 and as restrictions eased during the quarter, new vehicle sales began to improve. In order to provide a more meaningful comparison of current year growth, same store new vehicle revenues increased 19.8% and 21.3% for the three and six month periods ended June 30, 2021, respectively compared to the same period of 2019.

New vehicle gross profit margins continued to grow in the second quarter of 2021 due to strong customer demand and lower inventory levels. Same store new vehicle gross profit per unit increased 61.2% and 52.1%, increasing new vehicle gross profit margins 340 bps and 270 bps in the three and six-month periods ended June 30, 2021, respectively, compared to the same periods of 2020.

Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, increased $1,770 to $6,150 and $1,388 to $5,521 for the three and six-month periods ended June 30, 2021, respectively, compared to the same periods of 2020.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (CPO) vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During the last twelve months ended June 30, 2021, our stores sold an average of 88 used vehicles per store per month, compared to 77 used vehicles per store per month for the same period ended June 30, 2020.

Used vehicle revenue for the three and six-month periods ended June 30, 2021 increased 95.7% and 75.7%, respectively, compared to the same periods of 2020. On a same store basis, used vehicle sales for the three and six-month periods ended June 30, 2021 increased 48.8% and 40.6%, respectively, as compared to the same periods of 2020, driven by increases in our core vehicle category of 53.3% and 45.6%, respectively. Our core vehicle category had growth in unit sales of 26.2% and 26.0%, with improvements in average selling price per vehicle of 21.4% and 15.6%, respectively, for the three and six-month periods ended June 30, 2021. Our CPO and value auto vehicle categories also had increases in unit sales of 10.3% and 12.1%, respectively, for the three and six-month periods ended June 30, 2021, as compared to the same periods of 2020. We continue to focus on procuring vehicles across the full spectrum of the addressable used vehicle market to provide customers with a wider selection, driving increased used vehicle unit volumes.

Similar to new vehicles, volumes were impacted during the second quarter of 2020 by the shelter in place policies and restrictions. Initial declines were similar to new vehicles; however, we experienced improvements during the second quarter of 2020, which accelerated in June when same store used vehicle unit sales grew over 19% compared to the same period in 2019.

Same store used vehicle revenues increased 49.4% and 46.5% for the three and six month periods ended June 30, 2021, respectively compared to the same period of 2019.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s) and increase sales from finance and insurance and parts and service.

Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, increased 28.3% or $1,154 to $5,237 and 25.9% or $954 to $4,633 for the three and six-month periods ended June 30, 2021, respectively, as compared to the same periods of 2020.

Finance and Insurance
We believe that arranging timely vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection.

MANAGEMENT’S DISCUSSION AND ANALYSIS	22

The 115.9% and 89.7% increase in finance and insurance revenue in the three and six-month periods ended June 30, 2021, respectively, compared to the same periods of 2020, overcame the 3.2% decrease and 0.1% increase experienced in the same periods of 2020 compared to 2019. Same store finance and insurance revenues increased 50.0% and 39.8%, respectively, for the three and six-month periods ended June 30, 2021 compared to the same periods of 2020. On a same store basis, our finance and insurance revenue per retail unit increased $219 to $1,818 and $171 to $1,750 in the three and six-month periods ended June 30, 2021, respectively, compared to the same periods of 2020, primarily due to an increase in service contract revenue per unit.

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

Our service, body, and parts revenue increased 89.1% and 52.8% in the three and six-month periods ended June 30, 2021, compared to the same periods of 2020, driven by acquisitions, as well as increases in customer pay revenues. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. In the three and six-month periods ended June 30, 2021, the largest contribution to our service, body and parts revenue was same store customer pay revenue of $205.9 million and $388.0 million, respectively.

Same store service, body and parts gross profit increased 36.6% and 19.0% in the three and six-month periods ended June 30, 2021, respectively, compared to the same periods of 2020 and increased 11.0% in same periods compared to 2019. The increase was primarily due to increased volume of customer pay transactions and increased gross margin in all areas. Overall same store service, body, and parts gross margins increased 250 bps and 250 bps in the three and six-month periods ended June 30, 2021, respectively, compared to the same periods of 2020, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margin increased 390 bps and 310 bps in the three and six-month periods ended June 30, 2021, respectively, compared to the same periods of 2020.
Segments
Certain financial information by segment is as follows:

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2021	2020
Revenues:
Domestic	$1,889.4	$1,071.8	$817.6	76.3%
Import	2,557.4	1,106.0	1,451.4	131.2
Luxury	1,559.2	581.7	977.5	168.0
	6,006.0	2,759.5	3,246.5	117.6
Corporate and other	3.4	(0.9)	4.3	NM
	$6,009.4	$2,758.6	$3,250.8	117.8%
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

	Six Months Ended June 30,		Increase (Decrease)	% Increase
(in millions)	2021	2020
Revenues:
Domestic	$3,199.3	$2,072.2	$1,127.1	54.4%
Import	4,422.2	2,281.9	2,140.3	93.8
Luxury	2,730.6	1,199.7	1,530.9	127.6
	10,352.1	5,553.8	4,798.3	86.4
Corporate and other	0.3	8.5	(8.2)	NM
	$10,352.4	$5,562.3	$4,790.1	86.1%
NM - not meaningful

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2021	2020
Segment income[1]:
Domestic	$138.1	$59.4	$78.7	132.5%
Import	216.3	48.8	167.5	343.2
Luxury	97.2	12.3	84.9	690.2
	451.6	120.5	331.1	274.8
Corporate and other	18.6	23.4	(4.8)	(20.5)
	$470.2	$143.9	$326.3	226.8

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2021	2020
Segment income[1]:
Domestic	$212.0	$87.2	$124.8	143.1%
Import	317.8	73.6	244.2	331.8
Luxury	141.3	13.9	127.4	916.5
	671.1	174.7	496.4	284.1
Corporate and other	57.4	70.1	(12.7)	(18.1)
	$728.5	$244.8	$483.7	197.6
1Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net. See Note 9 of the Condensed Notes to the Consolidated Financial Statements for additional information.

	Three Months Ended June 30,		Increase	% Increase
	2021	2020
Retail new vehicle unit sales:
Domestic	18,991	10,889	8,102	74.4%
Import	42,204	18,642	23,562	126.4
Luxury	14,127	5,418	8,709	160.7
	75,322	34,949	40,373	115.5
Allocated to management	(146)	(80)	66	NM
	75,176	34,869	40,307	115.6%
NM – Not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

	Six Months Ended June 30,		Increase	% Increase
	2021	2020
Retail new vehicle unit sales:
Domestic	32,056	21,515	10,541	49.0%
Import	72,658	38,484	34,174	88.8
Luxury	24,622	10,909	13,713	125.7
	129,336	70,908	58,428	82.4
Allocated to management	(296)	(132)	164	NM
	129,040	70,776	58,264	82.3%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended June 30,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$924.6	$499.1	$425.5	85.3%
Used vehicle retail	641.7	389.9	251.8	64.6
Used vehicle wholesale	63.8	19.8	44.0	222.2
Finance and insurance	78.6	50.9	27.7	54.4
Service, body and parts	159.1	102.2	56.9	55.7
Fleet and other	21.6	9.9	11.7	NM
	$1,889.4	$1,071.8	$817.6	76.3
Segment income	$138.1	$59.4	$78.7	132.5
Retail new vehicle unit sales	18,991	10,889	8,102	74.4
NM - not meaningful

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$1,539.2	$969.6	$569.6	58.7%
Used vehicle retail	1,103.9	717.6	386.3	53.8
Used vehicle wholesale	100.0	45.8	54.2	118.3
Finance and insurance	137.2	96.1	41.1	42.8
Service, body and parts	279.8	219.5	60.3	27.5
Fleet and other	39.2	23.6	15.6	NM
	$3,199.3	$2,072.2	$1,127.1	54.4%
Segment income	$212.0	$87.2	$124.8	143.1%
Retail new vehicle unit sales	32,056	21,515	10,541	49.0%
NM - not meaningful

Our Domestic segment revenue increased 76.3% and 54.4% in the three and six-month periods ended June 30, 2021, compared to the same periods of 2020, driven by increases across all business lines. The acquisition of 13 stores in 2021 was the primary contributor to these increases.

Our Domestic segment income increased 132.5% and 143.1% in the three and six-month periods ended June 30, 2021 compared to the same periods of 2020, due to gross profit growth of 88.6% and 63.2% and a decrease in floor plan interest expense of 5.9% and 31.9%, respectively. Total Domestic SG&A as a percentage of gross profit decreased from 63.3% to 57.5% and from 69.2% to 59.8% for the three and six-month periods ended June 30, 2021, compared to the same periods of 2020. The decreases for the three and six-month periods ended June 30, 2021 were primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Domestic stores decreased primarily due to lower inventory levels for the three and six-month periods ended June 30, 2021, compared to the same periods of 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

Import
A summary of financial information for our Import segment follows:

	Three Months Ended June 30,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$1,385.7	$572.7	$813.0	142.0%
Used vehicle retail	717.8	345.9	371.9	107.5
Used vehicle wholesale	90.0	20.3	69.7	343.3
Finance and insurance	140.5	55.9	84.6	151.3
Service, body and parts	204.8	105.3	99.5	94.5
Fleet and other	18.6	5.9	12.7	NM
	$2,557.4	$1,106.0	$1,451.4	131.2
Segment income	$216.3	$48.8	$167.5	343.2
Retail new vehicle unit sales	42,204	18,642	23,562	126.4
NM - not meaningful

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$2,353.8	$1,173.0	$1,180.8	100.7%
Used vehicle retail	1,280.0	700.6	579.4	82.7
Used vehicle wholesale	148.3	46.5	101.8	218.9
Finance and insurance	246.0	113.9	132.1	116.0
Service, body and parts	361.5	230.1	131.4	57.1
Fleet and other	32.6	17.8	14.8	NM
	$4,422.2	$2,281.9	$2,140.3	93.8%
Segment income	$317.8	$73.6	$244.2	331.8%
Retail new vehicle unit sales	72,658	38,484	34,174	88.8%
 NM - not meaningful

Our Import segment revenue increased 131.2% and 93.8%in the three and six-month periods ended June 30, 2021 compared to the same periods of 2020, driven by increases in all business lines. The acquisition of 26 stores in 2021 was the primary contributor to these increases.

Our Import segment income increased 343.2% and 331.8% in the three and six-month periods ended June 30, 2021 compared to the same periods of 2020, due to gross profit growth of 159.9% and 110.5%, respectively. Total Import SG&A as a percentage of gross profit decreased from 72.0% to 56.4% and from 77.4% to 60.2% for the three and six-month periods ended June 30, 2021, respectively, compared to the same periods of 2020. The decreases for the three and six-month periods ended June 30, 2021 were primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Import stores increased due to higher interest rates in the three-month period ended June 30, 2021 compared to the same period of 2020, but decreased slightly in the six-month period ended June 30, 2021 compared to the same period of 2020 due to lower inventory levels, partially offset by higher interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended June 30,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$839.2	$297.2	$542.0	182.4%
Used vehicle retail	448.4	189.5	258.9	136.6
Used vehicle wholesale	59.3	11.3	48.0	424.8
Finance and insurance	52.6	17.7	34.9	197.2
Service, body and parts	150.1	65.4	84.7	129.5
Fleet and other	9.6	0.6	9.0	NM
	$1,559.2	$581.7	$977.5	168.0
Segment income	$97.2	$12.3	$84.9	690.2
Retail new vehicle unit sales	14,127	5,418	8,709	160.7
NM - not meaningful

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$1,453.3	$598.2	$855.1	142.9%
Used vehicle retail	779.6	380.6	399.0	104.8
Used vehicle wholesale	99.0	25.5	73.5	288.2
Finance and insurance	89.5	34.6	54.9	158.7
Service, body and parts	271.8	148.8	123.0	82.7
Fleet and other	37.4	12.0	25.4	NM
	$2,730.6	$1,199.7	$1,530.9	127.6%
Segment income	$141.3	$13.9	$127.4	916.5%
Retail new vehicle unit sales	24,622	10,909	13,713	125.7%
NM - not meaningful

Our Luxury segment revenue increased 168.0% and 127.6% in the three and six-month periods ended June 30, 2021 compared to the same periods of 2020, driven by increases in all business lines. The acquisition of 16 stores in 2021 was the primary contributor to these increases.
Our Luxury segment income increased 690.2% and 916.5% for the three and six-month periods ended June 30, 2021 compared to the same periods of 2020, due to gross profit growth of 192.7% and 137.1%, respectively. Total Luxury SG&A as a percentage of gross profit decreased from 80.6% to 60.4% and from 85.7% to 64.5% for the three and six-month periods ended June 30, 2021 compared to the same periods of 2020. The decreases for the three and six-month periods ended June 30, 2021 were primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Luxury stores increased due to higher interest rates in the three-month period ended June 30, 2021 compared to the same period of 2020, but decreased in the six-month period ended June 30, 2021 compared to the same period of 2020 due to lower inventory levels, partially offset by higher interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops, offset by certain unallocated reserves and elimination adjustments related to vehicle sales.

	Three Months Ended June 30,		Increase (Decrease)	% Decrease
(in millions)	2021	2020
Revenue, net	$3.4	$(0.9)	$4.3	NM
Segment income	$18.6	$23.4	$(4.8)	(20.5)%
NM - not meaningful

	Six Months Ended June 30,		Decrease	% Decrease
(in millions)	2021	2020
Revenue, net	$0.3	$8.5	$(8.2)	NM
Segment income	$57.4	$70.1	$(12.7)	(18.1)%
NM - not meaningful

The changes in Corporate and other revenue in the three and six-month periods ended June 30, 2021 compared to the same periods of 2020 were primarily related to changes to certain reserves that were not specifically identified with our Domestic, Import or Luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales.

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

Corporate and other income decreased $4.8 million and $12.7 million for the three and six-month periods ended June 30, 2021 compared to the same periods of 2020, primarily due to decreases in internal floor plan financing charges received from dealerships and increases in internal finance reserve paid to dealerships.

Asset Impairments
Asset impairments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Franchise value	$—	$4.4	$—	$4.4
Goodwill	—	3.5	—	3.5
	$—	$7.9	$—	$7.9

No asset impairments have been recognized in 2021.

During the second quarter of 2020, we recorded asset impairments of $7.9 million related to the franchise value and goodwill associated with certain dealership locations. See Note 5 and Note 7 of the Condensed Notes to the Consolidated Financial Statements for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

Selling, General and Administrative Expense (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2021	2020
Personnel	$452.6	$203.7	$248.9	122.2%
Advertising	38.4	17.6	20.8	118.2
Rent	12.3	9.8	2.5	25.5
Facility costs[1]	27.4	17.8	9.6	53.9
Loss (gain) on sale of assets	4.4	(1.8)	6.2	NM
Other	98.9	57.4	41.5	72.3
Total SG&A	$634.0	$304.5	$329.5	108.2%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2021	2020
Personnel	40.8%	43.9%	(310)	bps
Advertising	3.5	3.8	(30)
Rent	1.1	2.1	(100)
Facility costs	2.5	3.8	(130)
Loss (gain) on sale of assets	0.4	(0.4)	80
Other	8.8	12.4	(360)
Total SG&A	57.1%	65.6%	(850)	bps

	Six Months Ended June 30,		Increase	% Increase
(in millions)	2021	2020
Personnel	$766.7	$432.2	$334.5	77.4%
Advertising	67.9	45.3	22.6	49.9
Rent	23.6	19.9	3.7	18.6
Facility costs[1]	51.7	37.9	13.8	36.4
Loss (gain) on sale of assets	5.4	(1.7)	7.1	NM
Other	168.9	116.9	52.0	44.5
Total SG&A	$1,084.2	$650.5	$433.7	66.7%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2021	2020
Personnel	42.0%	46.7%	(470)	bps
Advertising	3.7	4.9	(120)
Rent	1.3	2.2	(90)
Facility costs	2.8	4.1	(130)
Loss (gain) on sale of assets	0.3	(0.2)	50
Other	9.3	12.6	(330)
Total SG&A	59.4%	70.3%	(1,090)	bps

SG&A as a percentage of gross profit was 57.1% and 59.4% for the three and six-month periods ended June 30, 2021 compared to 65.6% and 70.3% for the same periods of 2020. SG&A expense increased 108.2% and 66.7% in the three and six-month periods ended June 30, 2021 compared to the same periods of 2020. Overall, SG&A expense increased primarily due to increased personnel costs as a result of our network expansion in 2021 with the remainder of costs seeing minimal increases in the three and six-month periods ended June 30, 2021 compared to

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

the same periods of 2020. Our performance-based culture is geared towards an incentive-based compensation structure for the majority of personnel. This approach allows us to maintain a responsive cost structure in relation to fluctuations in vehicle sales and service volumes and general economic conditions.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 57.0% and 59.9% for the three and six-month periods ended June 30, 2021 compared to 64.2% and 69.0% for the same periods of 2020. The decreases for the three and six-month periods ended June 30, 2021 were primarily related to increased gross profit without proportionate increases in SG&A costs.

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2021	2020
Personnel	$452.6	$203.7	$248.9	122.2%
Advertising	38.4	17.6	20.8	118.2
Rent	12.3	9.8	2.5	25.5
Facility costs[1]	27.4	17.8	9.6	53.9
Adjusted gain on sale of assets	(0.1)	(0.4)	0.3	NM
Adjusted other	87.7	51.8	35.9	69.3
Adjusted total SG&A	$618.3	$300.3	$318.0	105.9%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2021	2020
Personnel	40.8%	43.9%	(310)	bps
Advertising	3.5	3.8	(30)
Rent	1.1	2.1	(100)
Facility costs	2.5	3.8	(130)
Adjusted gain on sale of assets	—	(0.1)	10
Adjusted other	7.8	11.2	(340)
Adjusted total SG&A	55.7%	64.7%	(900)	bps

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

SG&A expense adjusted for non-core charges was as follows:

	Six Months Ended June 30,		Increase	% Increase
(in millions)	2021	2020
Personnel	$766.7	$432.2	$334.5	77.4%
Advertising	67.9	45.3	22.6	49.9%
Rent	23.6	19.9	3.7	18.6%
Facility costs[1]	51.7	37.9	13.8	36.4%
Adjusted loss (gain) on sale of assets	0.2	(0.2)	0.4	NM
Adjusted other	155.7	110.0	45.7	41.5%
Adjusted total SG&A	$1,065.8	$645.1	$420.7	65.2%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Six Months Ended June 30,		Decrease
As a % of gross profit	2021	2020
Personnel	42.0%	46.7%	(470)	bps
Advertising	3.7	4.9	(120)
Rent	1.3	2.2	(90)
Facility costs	2.8	4.1	(130)
Adjusted loss on sale of assets	—	—	—
Adjusted other	8.6	11.8	(320)
Adjusted total SG&A	58.4%	69.7%	(1,130)	bps

Adjusted SG&A for the three-month period ended June 30, 2021 excludes $0.8 million in storm insurance reserve charges, $10.4 million in acquisition-related expenses, and a $4.5 million net loss on store disposals. For the six-months ended June 30, 2021, Adjusted SG&A excludes $1.6 million in storm insurance reserve charges, $11.6 million in acquisition-related expenses, and a $5.2 million net loss on store disposals.

Adjusted SG&A for the three-month period ended June 30, 2020 excludes $5.0 million in storm insurance reserve charges, $0.5 million in acquisition-related expenses, and a $1.3 million net gain on store disposals. For the six-months ended June 30, 2020, Adjusted SG&A excludes $5.8 million in storm insurance reserve charges, $1.0 million in acquisition-related expenses, and a $1.4 million net gain on store disposals.

See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2021	2020
Depreciation and amortization	$30.3	$22.3	$8.0	35.9%

	Six Months Ended June 30,		Increase	% Increase
(in millions)	2021	2020
Depreciation and amortization	$57.2	$44.3	$12.9	29.1%

Acquisition activity contributed to the increase in depreciation and amortization in 2021 compared to 2020. We acquired approximately $640 million of depreciable property as part of our acquisition activity over the last twelve months ending June 30, 2021. For the six-months ended June 30, 2021, we invested $113.0 million in capital expenditures. These investments increased the amount of depreciation expense in the three and six-month periods ended June 30, 2021. See the discussion under “Liquidity and Capital Resources” for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating margin	7.4%	4.7%	6.6%	4.0%
Operating margin adjusted for non-core charges [1]	7.7%	5.1%	6.8%	4.2%
1 See “Non-GAAP Reconciliations” for more details.

Operating margins increased 270 bps and 260 bps in the three and six-month periods ended June 30, 2021 compared to the same periods in 2020. The increases in operating margins for the three and six-month periods ended June 30, 2021 were primarily due to increased gross profit of 139.1% and 97.4%, respectively, with offsetting increases to SG&A of 108.2% and 66.7% compared to the same periods in 2020.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Floor plan interest expense (new vehicles)	$6.4	$8.1	(21.0)%	$13.3	$22.1	(39.8)%

Floor plan interest expense decreased $1.7 million and $8.8 million in the three and six-month periods ended June 30, 2021, respectively, compared to the same periods of 2020. The 21.0% decrease in floor plan interest expense for the three-month period ended June 30, 2021, compared to the same period of 2020, includes a 41.6% decrease related to same store inventory levels, a 6.1% increase related to increased interest rates, and a 14.5% increase related to acquisition volume. The 39.8% decrease in floor plan interest expense for the six-month period ended June 30, 2021, compared to the same period in 2020, includes a 41.6% decrease related to same store inventory levels, a 6.5% decrease related to decreased interest rates, and an 8.3% increase related to acquisition volume.

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

The following table details the carrying costs for new vehicles and includes new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended June 30,			%
(in millions)	2021	2020	Change	Change
Floor plan interest expense (new vehicles)	$6.4	$8.1	$(1.7)	(21.0)%
Floor plan assistance (included as an offset to cost of sales)	(34.8)	(14.8)	(20.0)	135.1
Net new vehicle carrying costs	$(28.4)	$(6.7)	$(21.7)	NM
NM - not meaningful

	Six Months Ended June 30,			%
(in millions)	2021	2020	Change	Change
Floor plan interest expense (new vehicles)	$13.3	$22.1	$(8.8)	(39.8)%
Floor plan assistance (included as an offset to cost of sales)	(59.7)	(29.7)	(30.0)	101.0
Net new vehicle carrying costs	$(46.4)	$(7.6)	$(38.8)	NM
NM - Not meaningful

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, and our revolving line of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2021	2020
Mortgage interest	$6.5	$6.1	$0.4	6.6
Other interest	22.1	11.1	11.0	99.1
Capitalized interest	(0.5)	(0.4)	0.1	NM
Total other interest expense	$28.1	$16.8	$11.3	67.3%
NM - not meaningful

	Six Months Ended June 30,		Increase	% Increase
(in millions)	2021	2020
Mortgage interest	$13.3	$12.7	$0.6	4.7%
Other interest	39.2	21.9	17.3	79.0
Capitalized interest	(0.9)	(0.8)	0.1	NM
Total other interest expense	$51.6	$33.8	$17.8	52.7%
NM - not meaningful

Other interest expense for the three and six-month periods ended June 30, 2021 increased $11.3 million and $17.8 million, primarily related to the additional interest expense associated with the senior notes issued in 2020.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective income tax rate	27.3%	28.3%	26.9%	28.2%
Effective income tax rate excluding other non-core items	27.3%	29.0%	26.9%	28.6%

Our effective income tax rate for the six-month period ended June 30, 2021 was positively affected by excess tax benefits on stock awards vesting in the current period and a reduction in our current state effective tax rate due to changing state mix. Additionally, our effective income tax rate was favorably affected by an increase in forecasted pre-tax income. We estimate our annual effective income tax rate, excluding non-core charges, to be 27.5%.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

	Three Months Ended June 30, 2021
(in millions, except per share amounts)	As reported	Net disposal loss on sale of stores	Investment gain	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$634.0	$(4.5)	$—	$(0.8)	$(10.4)	$618.3
Operating income	446.3	4.5	—	0.8	10.4	462.0
Other income (expense)	7.6	—	(1.2)	—	—	6.4

Income before income taxes	$419.4	$4.5	$(1.2)	$0.8	10.4	$433.9
Income tax (provision) benefit	(114.5)	(1.2)	0.3	(0.2)	(2.8)	(118.4)
Net income (loss)	$304.9	$3.3	$(0.9)	$0.6	$7.6	$315.5

Diluted net income (loss) per share	$10.75	$0.12	$(0.03)	$0.02	$0.26	$11.12
Diluted share count	28.4

	Three Months Ended June 30, 2020
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Asset impairment	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Asset impairment	$7.9	$—	$(7.9)	$—	$—	$—	$—
Selling, general and administrative	304.5	1.3	—	(5.0)	(0.5)	—	300.3
Operating income (loss)	129.7	(1.3)	7.9	5.0	0.5	—	141.8
Other income, net	3.5	—	—	—	—	—	3.5

Income (loss) before income taxes	$108.3	$(1.3)	$7.9	$5.0	$0.5	$—	$120.4
Income tax (provision) benefit	(30.6)	0.4	(2.3)	(1.4)	(0.2)	(0.8)	(34.9)
Net income (loss)	$77.7	$(0.9)	$5.6	$3.6	$0.3	$(0.8)	$85.5

Diluted net income (loss) per share	$3.38	$(0.04)	$0.24	$0.16	$0.01	$(0.03)	$3.72
Diluted share count	23.0

	Six Months Ended June 30, 2021
(in millions, except per share amounts)	As reported	Net disposal loss on sale of stores	Investment gain	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$1,084.2	$(5.2)	$—	$(1.6)	$(11.6)	$1,065.8
Operating income	684.7	5.2	—	1.6	11.6	703.1
Other income (expense), net	11.1	—	(1.0)	—	—	10.1

Income (loss) before income taxes	$630.9	$5.2	$(1.0)	$1.6	$11.6	$648.3
Income tax (provision) benefit	(169.8)	(1.4)	0.3	(0.4)	(3.1)	(174.4)
Net income (loss)	$461.1	$3.8	$(0.7)	$1.2	$8.5	$473.9

Diluted net income (loss) per share	$16.69	$0.14	$(0.03)	$0.04	$0.31	$17.15
Diluted share count	27.6

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

	Six Months Ended June 30, 2020
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Asset impairment	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Asset impairment	$7.9	$—	$(7.9)	$—	$—	$—	$—
Selling, general and administrative	650.5	1.4	—	(5.8)	(1.0)	—	645.1
Operating income (loss)	222.6	(1.4)	7.9	5.8	1.0	—	235.9
Other income, net	5.8	—	—	—	—	—	5.8

Income (loss) before income taxes	$172.5	$(1.4)	$7.9	$5.8	$1.0	$—	$185.8
Income tax (provision) benefit	(48.6)	0.4	(2.3)	(1.6)	(0.3)	(0.8)	(53.2)
Net income (loss)	$123.9	$(1.0)	$5.6	$4.2	$0.7	$(0.8)	$132.6

Diluted net income (loss) per share	$5.32	$(0.04)	$0.24	$0.18	$0.03	$(0.03)	$5.70
Diluted share count	23.3

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

Available Sources
Below is a summary of our immediately available funds:

(in millions)	June 30, 2021	December 31, 2020	Change	%
Cash and cash equivalents	$780.9	$160.2	$620.7	387.5%
Available credit on credit facilities	1,853.0	1,237.1	615.9	49.8
Total current available funds	$2,633.9	$1,397.3	$1,236.6	88.5%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2021	2020	in Cash Flow
Net cash provided by operating activities	$1,263.5	$790.0	$473.5
Net cash used in investing activities	(1,821.1)	(167.1)	(1,654.0)
Net cash provided by (used in) financing activities	1,178.3	(586.6)	1,764.9

Operating Activities
Cash provided by operating activities for the six-month period ended June 30, 2021 increased $473.5 million compared to the same period of 2020, primarily related to increased net income, a decrease in inventories and an increase in borrowings on our floor plan notes payable, partially offset by an increase in accounts receivable compared to the same period of 2020.

Borrowings from and repayments to our syndicated credit facility related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the

MANAGEMENT’S DISCUSSION AND ANALYSIS	35

associated financing, we also consider our adjusted net cash provided by operating activities to include borrowings or repayments associated with our new vehicle floor plan commitment.

Adjusted net cash provided by operating activities is presented below:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2021	2020	in Cash Flow
Net cash provided by operating activities – as reported	$1,263.5	$790.0	$473.5
Less: Net repayments on floor plan notes payable, non-trade	(571.6)	(456.8)	(114.8)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(271.5)	(22.3)	(249.2)
Net cash provided by operating activities – adjusted	$420.4	$310.9	$109.5

Investing Activities
Net cash used in investing activities totaled $1,821.1 million and $167.1 million, respectively, for the six-month periods ended June 30, 2021 and 2020.

Below are highlights of significant activity related to our cash flows from investing activities:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2021	2020	in Cash Flow
Capital expenditures	$(113.0)	$(78.3)	$(34.7)
Cash paid for acquisitions, net of cash acquired	(1,741.9)	(92.3)	(1,649.6)
Cash paid for other investments	(9.9)	(9.7)	(0.2)
Proceeds from sales of stores	43.7	11.6	32.1

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Six Months Ended June 30,
(in millions)	2021	2020
Post-acquisition capital improvements	$5.6	$22.7
Facilities for open points	12.3	0.5
Purchase of facilities for existing operations	22.2	11.5
Existing facility improvements	37.9	19.2
Maintenance	35.0	24.4
Total capital expenditures	$113.0	$78.3

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

The increase in capital expenditures for the six-month period ended June 30, 2021, compared to the same period of 2020 related primarily to higher existing facility capital improvements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	36

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Six Months Ended June 30,
	2021	2020
Number of locations acquired	55	4

(in millions)
Cash paid for acquisitions, net of cash acquired	$(1,741.9)	$(92.3)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	271.5	22.3
Cash paid for acquisitions, net of cash acquired – adjusted	$(1,470.4)	$(70.0)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash provided by (used in) financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Six Months Ended June 30,		Increase
(in millions)	2021	2020	in Cash Flow
Cash provided by (used in) financing activities, as reported	$1,178.3	$(586.6)	$1,764.9
Adjust: Repayments on floor plan notes payable: non-trade	571.6	456.8	114.8
Cash provided by (used in) financing activities – adjusted	$1,749.9	$(129.8)	$1,879.7

Below are highlights of significant activity related to our cash flows from financing activities, excluding net repayments on floor plan notes payable: non-trade, which are discussed above:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2021	2020	in Cash Flow
Net borrowings on lines of credit	$(64.6)	$(109.0)	$44.4
Principal payments on long-term debt and capital leases, unscheduled	(65.0)	(4.9)	(60.1)
Proceeds from issuance of long-term debt	817.5	56.5	761.0
Repurchases of common stock	(15.9)	(50.5)	34.6
Dividends paid	(17.5)	(13.8)	(3.7)
Proceeds from issuance of common stock	1,120.0	6.1	1,113.9

Equity Transactions
On October 22, 2018, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock, increasing our total share repurchase authorization to $500 million. We repurchased a total of 54,251 shares of our Class A common stock at an average price of $292.91 per share in the first six months of 2021, none of which were purchased as part of our repurchase authorization; all shares purchased were related to tax withholding on vesting RSUs. As of June 30, 2021, we had $187.5 million remaining available for repurchases and the authorization does not have an expiration date.

On May 24, 2021, we completed the public offering of 3,571,428 shares of our common stock, no par value per share, which included the exercise in full by the underwriters of their option to purchase up to 465,838 additional shares of our common stock, at the public offering price of $322.00 per share. We received $1.11 billion from the offering, net of the underwriting discount and before deducting the offering expenses of $0.6 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS	37

In the first six months of 2021, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2021	$0.31	$8.2
May 2021	$0.35	$9.3

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of June 30, 2021
(in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$966.9	$—	1
Floor plan notes payable	285.1	—
Used and service loaner vehicle inventory financing commitments	—	653.4	2
Revolving lines of credit	200.0	1,199.6	2, 3
Real estate mortgages	612.8	—
Finance lease obligations	170.2	—
5.250% Senior notes due 2025	300.0	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Other debt	2.2	—
Unamortized debt issuance costs	(27.2)	—	4
Total debt	$4,260.0	$1,853.0
1 As of June 30, 2021, we had a $2.9 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of May 31, 2021. This amount is reduced by $20.4 million for outstanding letters of credit.
4 Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability.

Credit Facility
On April 29, 2021, we amended our existing syndicated credit facility (credit facility), comprised of 20 financial institutions, including eight manufacturer-affiliated finance companies, extending the maturity date to April 2026.

This credit facility provides for a total financing commitment of $3.75 billion, which may be further expanded, subject to lender approval and the satisfaction of other conditions, up to a total of $4.25 billion. The initial allocation of the financing commitment is for up to $336 million in used vehicle inventory floorplan financing, up to $434 million in revolving financing for general corporate purposes, including acquisitions and working capital, up to $2.88 billion in new vehicle inventory floorplan financing, and up to $100 million in service loaner vehicle floorplan financing. We have the option to reallocate the commitments under this credit facility, provided that each of the used vehicle floor plan commitment and the aggregate revolving loan commitment may not be more than the 20% of the amount of the aggregate commitment, and the aggregate service loaner vehicle floorplan commitment may not be more than the 3% of the amount of the aggregate commitment. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	38

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.10% for new vehicle floor plan financing, one-month LIBOR plus 1.40% for used vehicle floor plan financing, 1.20% for service loaner floor plan financing and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.00% to 2.00% depending on our leverage ratio. The annual interest rates associated with our floor plan commitments are as follows:

Commitment	Annual Interest Rate at June 30, 2021
New vehicle floor plan	1.20%
Used vehicle floor plan	1.50%
Service loaner floor plan	1.30%
Revolving line of credit	1.10%

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of June 30, 2021
Current ratio	Not less than 1.10 to 1	1.68 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	6.82 to 1
Leverage ratio	Not more than 5.75 to 1	1.95 to 1

As of June 30, 2021, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of June 30, 2021, $285.1 million was outstanding on these agreements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Other Lines of Credit
Our other lines of credit include a commitment of up to $20.0 million, secured by certain assets from select Chrysler locations and a commitment of $60.0 million with Ford Motor Credit Company, secured by certain assets from all Ford locations. These other lines of credit mature in 2021 and have interest rates up to 5.65%. As of June 30, 2021, no amounts were outstanding on these other lines of credit.

On July 14, 2020, we entered into a five-year real-estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real-estate backed credit facility provides a total financing commitment of up to $245.1 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00% to 2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. The facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include

MANAGEMENT’S DISCUSSION AND ANALYSIS	39

requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, consistent with those under existing syndicated credit facility with U.S. Bank National Association as administrative agent. As of June 30, 2021, no amounts were outstanding on the real-estate backed facility.

On July 31, 2020, we entered into a securitization facility which provides initial commitments for borrowings of up to $300 million and matures in July 2022. As of June 30, 2021, we had $200.0 million drawn on the securitization facility, which is included as part of “Revolving lines of credit” in the “Summary of Outstanding Balances on Credit Facilities and Long-Term Debt” table above.

On April 12, 2021, we entered into a credit agreement with Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey), as lender. The credit agreement matures in April 2023 and provides for a revolving line of credit facility (Ally credit facility) of up to $300.0 million and is secured by real estate owned by us. The Ally credit facility will bear interest at a rate per annum equal to the greater of 3.00% or the prime rate designated by Ally Bank, minus 25 basis points. The Ally credit facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties. Financial covenants, including the requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, are the same as the requirements under our existing syndicated credit facility with U.S. Bank National Association. The covenants restrict us from disposing of assets and granting additional security interests. As of June 30, 2021, no amounts were outstanding on the Ally credit facility.

Senior Notes
We have issued senior notes to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the notes and is payable semiannually. We may redeem the notes in whole or in part, on or after the redemption dates, at the redemption prices set forth in the Indentures. Prior to the redemption dates set forth in the Indentures, we may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus make-whole premiums set forth in the Indentures. Upon certain change of control events (as set forth in the Indentures), the holders of the notes may require us to repurchase all or a portion of the notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.

3.875% Senior Notes due 2029
On May 27, 2021, we issued $800 million in aggregate principal amount of 3.875% notes due 2029 to eligible purchases in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the notes from May 27, 2021 and is payable semiannually on June 1 and December 1. We may redeem the notes in whole or in part, on or after June 1, 2024, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but, excluding, the redemption date. Prior to June 1, 2024, we may redeem up to 40% of the aggregate principal amount of the Senior Notes with funds in an aggregate amount up to the net cash proceeds of certain equity offerings at a redemption price equal to 103.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to June 1, 2024, the Company may redeem some or all of the notes at a price equal to 100% of the principal amount, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Below is a summary of issued senior notes:

Description	Maturity Date	Interest Payment Dates	Principal Amount
5.250% Senior notes due 2025[1]	August 1, 2025	February 1, August 1	$300 million
4.625% Senior notes due 2027	December 15, 2027	June 15, December 15	$400 million
4.375% Senior notes due 2031	January 15, 2031	January 15, July 15	$550 million
3.875% Senior notes due 2029	June 1, 2029	June 1, December 1	$800 million
1On July 1, 2021, we notified holders that we have elected to redeem in full the aggregate principal amount of notes outstanding on August 1, 2021 at a redemption price equal to 102.625% of the principal amount of the notes plus accrued and unpaid interest thereon.

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.8% to 5.3% at June 30, 2021. The mortgages are payable in various installments through July 1, 2038. As of June 30, 2021, we had fixed interest rates on 70.4% of our outstanding mortgage debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS	40

We have finance lease obligations with some of our leased real estate. Interest rates related to this debt ranged from 1.9% to 8.5% at June 30, 2021. The leases have terms extending through August 2037.

Our other debt includes sellers’ notes. The interest rates associated with our other debt ranged from 3.9% to 5.3% at June 30, 2021. This debt is due in various installments through January 2031.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	41

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2021:

	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)[1]
April	—	$—	—	$187,522
May	33	384.38	—	187,522
June	—	—	—	187,522
	33	$384.38	—	$187,522

1 On October 22, 2018, our Board of Directors approved a $250 million repurchase authorization, increasing our total share repurchase authorization to $500 million. This authorization does not have an expiration date.
2 Of the shares repurchased in the second quarter of 2021, all were related to tax withholding upon the vesting of RSUs.

42

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation of Lithia Motors, Inc.
3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K filed April 25, 2019).
4.1	Indenture, dated as of May 27, 2021, among Lithia Motors, Inc., the Guarantors and the Trustee (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed May 27, 2021).
4.2	Form of 3.875% senior notes due 2029 (included as part of exhibit 4.1 to the Company’s Form 8-K filed May 27, 2021).
10.1	Credit Agreement dated April 12, 2021, among Lithia Motors, Inc., Lithia Real Estate, Inc., and Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey) (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed April 15, 2021).
10.2	Fourth Amended and Restated Loan Agreement, dated April 29, 2021, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 4, 2021).
10.3	Amended and Restated Loan Agreement, dated December 31, 2020, among SCFC Business Services LLC, Driveway Finance Corporation, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed June 9, 2021).
10.4	Amendment No. 1 to Amended and Restated Loan Agreement, dated June 4, 2021, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed June 9, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

43

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2021	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

44