Form 10-Q
period 2021-09-30
LITHIA MOTORS INC
filed 2021-10-27
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2021, there were 30,279,561 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$137.8	$160.2
Accounts receivable, net of allowance for doubtful accounts of $14.3 and $5.9	812.6	614.0
Inventories, net	2,012.6	2,492.9
Other current assets	112.5	70.5
Total current assets	3,075.5	3,337.6

Property and equipment, net of accumulated depreciation of $399.9 and $338.0	2,352.9	2,197.5
Operating lease right-of-use assets	367.3	264.0
Goodwill	740.3	593.0
Franchise value	608.4	350.2
Other non-current assets	3,060.2	1,159.8
Total assets	$10,204.6	$7,902.1

Liabilities and equity
Current liabilities:
Floor plan notes payable	$329.4	$234.2
Floor plan notes payable: non-trade	688.9	1,563.0
Current maturities of long-term debt	206.9	66.0
Trade payables	248.1	158.2
Accrued liabilities	708.5	458.3
Total current liabilities	2,181.8	2,479.7

Long-term debt, less current maturities	2,586.1	2,064.7
Deferred revenue	181.7	155.7
Deferred income taxes	172.9	146.3
Non-current operating lease liabilities	338.6	246.7
Other long-term liabilities	165.6	147.5
Total liabilities	5,626.7	5,240.6

Redeemable non-controlling interest	33.3	—

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock[1] - no par value; authorized 100.0 shares; issued and outstanding 30.3 and 26.3	1,916.4	788.2
Class B common stock[1] - no par value; no shares authorized; issued and outstanding none and 0.2	—	—
Additional paid-in capital	50.8	41.4
Accumulated other comprehensive loss	(3.6)	(6.3)
Retained earnings	2,579.1	1,838.2
Total stockholders’ equity - Lithia Motors, Inc.	4,542.7	2,661.5
Non-controlling interest	1.9	—
Total equity	4,544.6	2,661.5
Total liabilities, redeemable non-controlling interest and equity	$10,204.6	$7,902.1
1 Prior to June 7, 2021, common stock was classified as Class A common stock. The Class A common stock reclassification as common stock occurred in connection with the elimination of our classified common stock structure following the conversion of all Class B common stock to Class A common stock.
 See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	1

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts; Unaudited)	2021	2020	2021	2020
Revenues:
New vehicle retail	$2,898.2	$1,883.3	$8,237.7	$4,624.6
Used vehicle retail	2,079.5	1,093.2	5,236.6	2,889.7
Used vehicle wholesale	260.9	98.8	613.5	216.8
Finance and insurance	297.0	160.5	765.0	407.2
Service, body and parts	578.3	359.5	1,503.4	964.9
Fleet and other	55.9	24.9	166.0	79.3
Total revenues	6,169.8	3,620.2	16,522.2	9,182.5
Cost of sales:
New vehicle retail	2,548.9	1,743.2	7,418.0	4,314.2
Used vehicle retail	1,846.9	948.4	4,635.2	2,556.8
Used vehicle wholesale	255.2	91.2	586.8	206.5
Service, body and parts	275.8	163.6	704.3	456.5
Fleet and other	53.9	22.2	162.7	71.6
Total cost of sales	4,980.7	2,968.6	13,507.0	7,605.6
Gross profit	1,189.1	651.6	3,015.2	1,576.9
Asset impairments	1.9	—	1.9	7.9
Selling, general and administrative	673.3	389.1	1,757.6	1,039.6
Depreciation and amortization	34.4	22.9	91.5	67.3
Operating income	479.5	239.6	1,164.2	462.1
Floor plan interest expense	(3.6)	(6.1)	(17.0)	(28.3)
Other interest expense, net	(28.0)	(16.6)	(79.6)	(50.4)
Other income (expense), net	(25.7)	2.2	(14.6)	8.2
Income before income taxes	422.2	219.1	1,053.0	391.6
Income tax provision	(113.2)	(60.3)	(282.9)	(108.9)
Net income	309.0	158.8	770.1	282.7
Net income attributable to non-controlling interest	(0.8)	—	(0.8)	—
Net income attributable to redeemable non-controlling interest	(0.3)	—	(0.3)	—
Net income attributable to Lithia Motors, Inc.	$307.9	$158.8	$769.0	$282.7

Basic earnings per share attributable to Lithia Motors, Inc.	$10.18	$6.95	$27.12	$12.30
Shares used in basic per share calculations	30.3	22.9	28.4	23.0

Diluted earnings per share attributable to Lithia Motors, Inc.	$10.11	$6.86	$26.91	$12.18
Shares used in diluted per share calculations	30.5	23.1	28.6	23.2

Cash dividends paid per share	$0.35	$0.31	$1.01	$0.91

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; Unaudited)	2021	2020	2021	2020
Net income	$309.0	$158.8	$770.1	$282.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	0.2	—	0.2	—
Gain (loss) on cash flow hedges, net of tax (expense) benefit of ($0.2), ($0.1), ($0.9), and $2.2, respectively	0.5	0.4	2.5	(6.1)
Total other comprehensive income (loss), net of tax	0.7	0.4	2.7	(6.1)
Comprehensive income	309.7	159.2	772.8	276.6

Comprehensive income attributable to non-controlling interest	(0.8)	—	(0.8)	—
Comprehensive income attributable to redeemable non-controlling interest	(0.3)	—	(0.3)	—
Comprehensive income attributable to Lithia Motors, Inc.	$308.6	$159.2	$771.7	$276.6
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; Unaudited)	2021	2020	2021	2020
Total equity, beginning balances	$4,228.4	$1,532.2	$2,661.5	$1,467.7

Common stock[1], beginning balances	1,906.9	2.1	788.2	20.5
Compensation for stock and stock option issuances and excess tax benefits from option exercises	1.6	0.8	16.2	10.6
Issuance of stock in connection with employee stock plans	8.0	3.1	17.6	9.2
Class B common stock converted to class A common stock[1]	—	—	—	—
Repurchase of common stock	—	(0.1)	(15.9)	(34.4)
Equity issuances, net of issuance costs	(0.1)	—	1,110.3	—
Common stock[1], ending balances	1,916.4	5.9	1,916.4	5.9

Class B common stock[1], beginning balances	—	0.1	—	0.1
Class B common stock converted to class A common stock[1]	—	—	—	—
Class B common stock[1], ending balances	—	0.1	—	0.1

Additional paid-in capital, beginning balances	44.0	30.1	41.4	46.0
Compensation for stock and stock option issuances and excess tax benefits from option exercises	6.8	6.3	9.4	6.6
Repurchase of common stock	—	—	—	(16.2)
Additional paid-in capital, ending balances	50.8	36.4	50.8	36.4

Accumulated other comprehensive loss, beginning balances	(4.3)	(7.2)	(6.3)	(0.7)
Foreign currency translation adjustment	0.2	—	0.2	—
Gain (loss) on cash flow hedges, net of tax (expense) benefit of ($0.2), ($0.1), ($0.9), and $2.2, respectively	0.5	0.4	2.5	(6.1)
Accumulated other comprehensive loss, ending balances	(3.6)	(6.8)	(3.6)	(6.8)

Retained earnings, beginning balances	2,281.8	1,507.1	1,838.2	1,401.8
Adjustment to adopt ASC 326	—	—	—	(4.8)
Net income attributable to Lithia Motors, Inc.	307.9	158.8	769.0	282.7
Dividends paid	(10.6)	(7.1)	(28.2)	(20.9)
Retained earnings, ending balances	2,579.1	1,658.8	2,579.1	1,658.8

Non-controlling interest, beginning balances	—	—	—	—
Acquired non-controlling interest	1.1	—	1.1	—
Net income attributable to non-controlling interest	0.8	—	0.8	—
Non-controlling interest, ending balances	1.9	—	1.9	—

Total equity, ending balances	$4,544.6	$1,694.4	$4,544.6	$1,694.4

Redeemable non-controlling interest, beginning balances	$—	$—	$—	$—
Acquired redeemable non-controlling interest	33.0	—	33.0	—
Net income attributable to redeemable non-controlling interest	0.3	—	0.3	—
Redeemable non-controlling interest, ending balances	$33.3	$—	$33.3	$—
1 Prior to June 7, 2021, common stock was classified as Class A common stock. The Class A common stock reclassification as common stock occurred in connection with the elimination of our classified common stock structure following the conversion of all Class B common stock to Class A common stock.
*Certain amounts may not compute due to rounding

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
(In millions; Unaudited)	2021	2020
Cash flows from operating activities:
Net income	$770.1	$282.7
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	1.9	7.9
Depreciation and amortization	91.5	67.3
Stock-based compensation	25.6	17.2
Loss on redemption of senior notes	10.3	—
Gain on disposal of other assets	(2.5)	(0.5)
Loss (gain) on disposal of franchise	5.2	(1.4)
Unrealized investment loss	22.3	—
Deferred income taxes	25.6	6.8
Amortization of operating lease right-of-use assets	27.0	20.8
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	(85.0)	(11.3)
Inventories	1,003.2	457.0
Other assets	(351.1)	(36.4)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	91.3	(128.0)
Trade payables	97.2	25.0
Accrued liabilities	236.9	66.8
Other long-term liabilities and deferred revenue	19.7	26.7
Net cash provided by operating activities	1,989.2	800.6
Cash flows from investing activities:
Capital expenditures	(194.1)	(125.6)
Proceeds from sales of assets	4.6	5.1
Cash paid for other investments	(9.8)	(9.9)
Cash paid for acquisitions, net of cash acquired	(2,409.5)	(609.5)
Proceeds from sales of stores	45.7	11.6
Net cash used in investing activities	(2,563.1)	(728.3)
Cash flows from financing activities:
Repayments on floor plan notes payable, net: non-trade	(840.9)	(317.8)
Borrowings on lines of credit	1,642.5	1,740.5
Repayments on lines of credit	(1,631.6)	(1,485.0)
Principal payments on long-term debt and finance lease liabilities, scheduled	(24.7)	(20.7)
Principal payments on long-term debt and finance lease liabilities, other	(483.6)	(6.3)
Proceeds from issuance of long-term debt	817.5	56.5
Payment of debt issuance costs	(10.9)	(4.1)
Proceeds from issuance of common stock	1,127.9	9.2
Repurchase of common stock	(15.9)	(50.6)
Dividends paid	(28.2)	(20.9)
Payment of contingent consideration related to acquisitions	(1.4)	—
Net cash provided by (used in) financing activities	550.7	(99.2)
Effect of exchange rate changes on cash and cash equivalents	0.9	—
Decrease in cash and cash equivalents	(22.3)	(26.9)
Cash and cash equivalents at beginning of period	160.1	84.0
Cash and cash equivalents at end of period	$137.8	$57.1
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$89.5	$82.7
Cash paid during the period for income taxes, net	237.3	74.1
Floor plan debt paid in connection with store disposals	8.7	22.0
Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$355.4	$—
Contingent consideration in connection with acquisitions	0.9	9.7
Debt assumed in connection with acquisitions	4.0	—
Right-of-use assets obtained in exchange for lease liabilities	131.2	44.1
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2020 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2020, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented.

Note 2. Contract Liabilities and Assets

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $226.9 million and $194.1 million as of September 30, 2021, and December 31, 2020, respectively; and we recognized $8.3 million and $26.8 million of revenue in the three and nine months ended September 30, 2021, respectively, related to our contract liability balance at December 31, 2020. Our contract liability balance is included in accrued liabilities and deferred revenue.

Contract Assets
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract. Our contract asset balances associated with future estimated variable consideration were $9.0 million and $8.2 million as of September 30, 2021 and December 31, 2020, respectively; and are included in trade receivables and other non-current assets.

NOTES TO FINANCIAL STATEMENTS	6

Note 3. Accounts Receivable and Contract Assets

Accounts receivable consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Contracts in transit	$300.7	$286.8
Trade receivables	111.1	67.0
Vehicle receivables	93.8	61.8
Manufacturer receivables	113.8	118.1
Auto loan receivables	535.1	175.6
Sales-type lease receivables	102.6	—
Other receivables	18.8	11.6
	1,275.9	720.9
Less: Allowance for doubtful accounts	(14.3)	(5.9)
Less: Long-term portion of accounts receivable, net	(449.0)	(101.0)
Total accounts receivable, net	$812.6	$614.0

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
•Sales-type lease receivables include amounts due from customers related to retail leases of vehicles and certain finance and insurance products.

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

The balances of auto loan receivables are made up of loans secured by the related vehicles. More than 98% of the portfolio is aged less than 60 days past due with less than 2% on non-accrual status. As of September 30, 2021, the allowance for credit losses related to auto loan and lease receivables was $17.2 million and included in allowance for doubtful accounts and other non-current assets. In accordance with Topic 326, the allowance for loan and lease losses is estimated based on our historical write-off experience, current conditions and forecasts as well as the value of any underlying assets securing these loans and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status. The annual activity for charges and subsequent recoveries is immaterial. The remainder of our receivables are due primarily from manufacturer partners and various third-party lenders. The historical losses related to these balances are immaterial.

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

NOTES TO FINANCIAL STATEMENTS	7

Note 4. Inventories

The components of inventories, net, consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
New vehicles	$696.8	$1,556.6
Used vehicles	1,172.6	835.9
Parts and accessories	143.2	100.4
Total inventories	$2,012.6	$2,492.9

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows:

(in millions)	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2019 ¹	$171.8	$197.3	$85.5	$454.6
Additions through acquisitions [2]	33.3	94.3	17.3	144.9
Reductions through divestitures	(0.1)	(0.7)	(2.2)	(3.0)
Reductions from impairments	(0.5)	(3.0)	—	(3.5)
Balance as of December 31, 2020 ¹	204.5	287.9	100.6	593.0
Additions through acquisitions [3]	52.0	64.3	34.2	150.5
Reductions through divestitures	—	(3.2)	—	(3.2)
Balance as of September 30, 2021	$256.5	$349.0	$134.8	$740.3
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation for the 2019 acquisitions were finalized in 2020. As a result, we added $144.9 million of goodwill.
3 Our purchase price allocation for a portion of the 2020 acquisitions was finalized in 2021. As a result, we added $150.5 million of goodwill. Our purchase price allocation for the remaining 2020 and 2021 acquisitions are preliminary and goodwill is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13.

The changes in the carrying amounts of franchise value are as follows:

(in millions)	Franchise Value
Balance as of December 31, 2019	$306.7
Additions through acquisitions [1]	51.9
Reductions through divestitures	(4.0)
Reductions from impairments	(4.4)
Balance as of December 31, 2020	350.2
Additions through acquisitions [2]	262.4
Reductions through divestitures	(2.3)
Reductions from impairments	(1.9)
Balance as of September 30, 2021	$608.4
1 Our purchase price allocation for the 2019 acquisitions were finalized in 2020. As a result, we added $51.9 million of franchise value.
2 Our purchase price allocation for a portion of the 2020 acquisitions was finalized in 2021. As a result, we added $262.4 million of franchise value. Our purchase price allocation for the remaining 2020 and 2021 acquisitions are preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13.

Note 6. Credit Facilities and Long-term Debt

On August 30, 2021, we entered into a credit agreement with The Bank of Nova Scotia. The credit agreement makes available three primary lines of credit including a working capital revolving credit facility of up to $50 million CAD, up to $300 million CAD floor plan financing for new and used vehicles; and $350 million CAD to provide wholesale lease financing. The credit facilities accrue interest at rates equal to the Lender’s prime lending rate or the Canadian Dollar Offered Rate plus, in each case, a spread, with the spreads ranging from 0.25% per annum to

NOTES TO FINANCIAL STATEMENTS	8

1.50% per annum. The credit agreement includes various financial and other covenants typical of such agreements. All indebtedness under this agreement is due on demand.

On August 1, 2021, we redeemed in full the aggregate $300 million principal amount of our 5.250% senior notes due 2025 at a redemption price equal to 102.625% of the principal amount of the notes plus accrued and unpaid interest thereon.

Note 7. Equity and Redeemable Non-controlling Interest

Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units (RSUs). On October 22, 2018, our Board of Directors approved an additional $250 million repurchase authorization of our common stock, increasing our total share repurchase authorization to $500 million. Share repurchases under this authorization were as follows:

	Repurchases Occurring in 2021		Cumulative Repurchases as of September 30, 2021
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	—	$—	3,719,048	$84.02

As of September 30, 2021, we had $187.5 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2021, we repurchased 54,284 shares at an average price of $292.97 per share, for a total of $15.9 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

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

ATM Equity Offering
On July 24, 2020, we entered into an ATM Equity Offering Sales Agreement, which allows us to offer and sell, from time to time, shares of our common stock, no par value, having an aggregate gross sales price of up to $400 million. The shares will be issued pursuant to a registration statement on Form S-3 (File No. 333-239969), which became effective upon its filing on July 21, 2020. Under this agreement, we may enter into forward share purchase transactions. As of September 30, 2021, no amounts have been issued in relation to the ATM Equity Offering Sales Agreement.

Redeemable Non-controlling Interest
On August 30, 2021, the Company expanded into Canada through a partnership with Toronto-based Pfaff Automotive Partners. As part of the acquisition, the Company was granted the right to purchase (Call Option), and granted Pfaff Automotive a right to sell (Put Option), the remaining interest after a three-year period, with a purchase price based on Pfaff’s pro rata share of assets at the date of exercise of the Call or Put Option, as applicable. As a result of this redemption feature, the Company recorded redeemable non-controlling interest, at its preliminary estimate of acquisition-date fair value, that is classified as mezzanine equity in the accompanying consolidated balance sheets at September 30, 2021. The non-controlling interest is adjusted each reporting period for income (loss) attributable to the non-controlling interest and adjustments in fair value.

NOTES TO FINANCIAL STATEMENTS	9

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

We have investments primarily consisting of our investment in Shift Technologies, Inc. (Shift), a San Francisco-based digital retail company. Shift has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. We calculated the fair value of this investment using quoted prices for the identical security (Level 1) and recorded the fair value as part of other non-current assets. An additional component of our investment in Shift consists of shares in escrow subject to release upon certain market conditions being met. The fair value of this component of our investment in Shift is measured using observable Level 2 market expectations at each measurement date and is recorded as part of other non-current assets. For the three and nine months ended September 30, 2021, we recognized a $23.2 million and $22.3 million unrealized investment loss related to Shift, which was recorded as a component of Other income, net. No amounts were recognized for the three and nine months ended September 30, 2020.

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of September 30, 2021, our real estate mortgages and other debt, which includes capital leases, had maturity dates between October 1, 2021, and July 1, 2038.

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

There were no changes to our valuation techniques during the nine-month period ended September 30, 2021.

NOTES TO FINANCIAL STATEMENTS	10

Below are our investments that are measured at fair value (in millions):

Fair Value at September 30, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$82.2	$2.9	$—

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$97.9	$9.4	$—

Below are our derivative assets and liabilities that are measured at fair value (in millions):

Fair Value at September 30, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$4.2	$—
Derivative liability	—	9.4	—

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$0.5	$—
Derivative liability	—	9.0	—

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows:

(in millions)	September 30, 2021	December 31, 2020
Carrying value
5.250% Senior notes due 2025	$—	$300.0
4.625% Senior notes due 2027	400.0	400.0
4.375% Senior notes due 2031	550.0	550.0
3.875% Senior notes due 2029	800.0	—
Real estate mortgages and other debt	483.0	714.8
	$2,233.0	$1,964.8
Fair value
5.250% Senior notes due 2025	$—	$311.6
4.625% Senior notes due 2027	421.5	425.0
4.375% Senior notes due 2031	588.5	589.9
3.875% Senior notes due 2029	832.0	—
Real estate mortgages and other debt	506.6	713.2
	$2,348.6	$2,039.7

Note 9. Net Income Per Share

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

NOTES TO FINANCIAL STATEMENTS	11

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

The following is a reconciliation of net income and weighted average shares used for our basic earnings per share (EPS) and diluted EPS:

Three Months Ended September 30,	2021		2020
(in millions, except per share amounts)	Class A	Class B	Class A	Class B
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - basic	$307.9	$—	$156.0	$2.8
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	—	—	0.2	—
Conversion of Class B common shares into Class A common shares	—	—	2.6	—
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - diluted	$307.9	$—	$158.8	$2.8

Weighted average common shares outstanding – basic	30.3	—	22.5	0.4
Conversion of Class B common shares into Class A common shares	—	—	0.4	—
Effect of dilutive stock options on weighted average common shares	0.2	—	0.2	—
Weighted average common shares outstanding – diluted	30.5	—	23.1	0.4

Basic earnings per share attributable to Lithia Motors, Inc.	$10.18	$—	$6.95	$6.95
Diluted earnings per share attributable to Lithia Motors, Inc.	$10.11	$—	$6.86	$6.86

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the three-month periods ended September 30, 2021, and 2020 and was determined to be immaterial.

Nine Months Ended September 30,	2021		2020
(in millions, except per share amounts)	Class A	Class B	Class A	Class B
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - basic	$768.4	$0.6	$276.4	$6.3
Reallocation of net income due to conversion of class B to class A common shares outstanding	—	—	0.5	—
Conversion of class B common shares into class A common shares	0.6	—	5.8	—
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - diluted	$769.0	$0.6	$282.7	$6.3

Weighted average common shares outstanding – basic	28.4	—	22.5	0.5
Conversion of class B common shares into class A common shares	—	—	0.5	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.2	—	0.2	—
Weighted average common shares outstanding – diluted	28.6	—	23.2	0.5

Basic earnings per share attributable to Lithia Motors, Inc.	$27.12	$27.12	$12.29	$12.29
Diluted earnings per share attributable to Lithia Motors, Inc.	$26.91	$26.91	$12.18	$12.18

NOTES TO FINANCIAL STATEMENTS	12

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the nine-month periods ended September 30, 2021, and 2020 and was determined to be immaterial.

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

NOTES TO FINANCIAL STATEMENTS	13

Certain financial information on a segment basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenues:
Domestic
New vehicle retail	$766.1	$621.3	$2,305.3	$1,591.0
Used vehicle retail	699.7	378.8	1,803.7	1,096.4
Used vehicle wholesale	74.5	31.9	174.4	77.7
Finance and insurance	80.5	53.2	217.7	149.2
Service, body and parts	170.2	118.0	450.0	337.5
Fleet and other	28.2	11.5	67.4	35.1
	1,819.2	1,214.7	5,018.5	3,286.9
Import
New vehicle retail	1,376.9	823.7	3,730.7	1,996.6
Used vehicle retail	847.9	452.2	2,127.8	1,152.8
Used vehicle wholesale	99.5	42.2	247.8	88.7
Finance and insurance	162.9	81.2	408.9	195.1
Service, body and parts	235.3	141.3	596.9	371.4
Fleet and other	4.9	11.1	37.5	28.9
	2,727.4	1,551.7	7,149.6	3,833.5
Luxury
New vehicle retail	750.9	440.0	2,204.1	1,038.2
Used vehicle retail	530.3	261.6	1,309.9	642.2
Used vehicle wholesale	72.8	24.7	171.9	50.2
Finance and insurance	56.1	25.5	145.7	60.1
Service, body and parts	162.8	96.0	434.7	244.8
Fleet and other	22.2	1.9	59.5	14.0
	1,595.1	849.7	4,325.8	2,049.5
	6,141.7	3,616.1	16,493.9	9,169.9
Corporate and other	28.1	4.1	28.3	12.6
	$6,169.8	$3,620.2	$16,522.2	$9,182.5
Segment income[1]:
Domestic	$123.6	$81.1	$335.6	$168.3
Import	255.4	102.6	573.2	176.2
Luxury	108.5	39.2	249.8	53.1
Total segment income for reportable segments	$487.5	$222.9	$1,158.6	$397.6
1Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net.

NOTES TO FINANCIAL STATEMENTS	14

Reconciliation of total segment income for reportable segments to our consolidated income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Total segment income for reportable segments	$487.5	$222.9	$1,158.6	$397.6
Corporate and other	22.8	33.5	80.1	103.5
Depreciation and amortization	(34.4)	(22.9)	(91.5)	(67.3)
Other interest expense	(28.0)	(16.6)	(79.6)	(50.4)
Other income (expense), net	(25.7)	2.2	(14.6)	8.2
Income before income taxes	$422.2	$219.1	$1,053.0	$391.6
Total assets by reportable segments is as follows:

(in millions)	September 30, 2021	December 31, 2020
Total assets:
Domestic	$1,282.1	$1,262.4
Import	1,634.8	1,654.7
Luxury	1,100.8	1,132.4
Corporate and other	6,186.9	3,852.6
	$10,204.6	$7,902.1

Note 11. Leases

We lease certain dealerships, office space, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We have elected not to bifurcate lease and non-lease components related to leases of real property.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 23 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

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

Note 12. Derivative Financial Instruments

We account for derivative financial instruments by recording the fair value as either an asset or liability in our Consolidated Balance Sheets and recognize the resulting gains or losses as adjustments to accumulated other comprehensive income (loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss (AOCI) in equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

In 2019, to hedge the business exposure to rising interest rates on a portion of our variable rate debt, we entered into a five-year, zero-cost interest rate collar, with an aggregate notional amount of $300 million, effective June 1, 2019. This instrument hedges interest rate risk related to a portion of our $688.2 million of non-trade floor plan notes payable.

NOTES TO FINANCIAL STATEMENTS	15

The table below presents the liabilities related to the zero-cost interest rate collar:

(Dollars in millions)	Accrued Liabilities	Other Long-Term Liabilities	Total
Balance as of December 31, 2019	$(0.1)	$(0.9)	$(1.0)
Loss recorded from interest rate collar	(1.8)	(5.1)	(6.9)
Balance as of March 31, 2020	(1.9)	(6.0)	(7.9)
Amounts reclassified from AOCI to floorplan interest expense	0.4	—	0.4
Loss recorded from interest rate collar	(1.0)	(1.3)	(2.3)
Balance as of June 30, 2020	(2.5)	(7.3)	(9.8)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	0.7
(Loss) gain recorded from interest rate collar	(0.7)	0.6	(0.1)
Balance as of September 30, 2020	(2.5)	(6.7)	(9.2)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	0.7
(Loss) gain recorded from interest rate collar	(0.8)	0.7	(0.1)
Balance as of December 31, 2020	(2.6)	(6.0)	(8.6)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	0.7
(Loss) gain recorded from interest rate collar	(0.6)	2.4	1.8
Balance as of March 31, 2021	(2.5)	(3.6)	(6.1)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	0.7
(Loss) gain recorded from interest rate collar	(0.7)	0.2	(0.5)
Balance as of June 30, 2021	(2.5)	(3.4)	(5.9)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	0.7
(Loss) gain recorded from interest rate collar	(0.7)	0.7	—
Balance as of September 30, 2021	$(2.5)	$(2.7)	$(5.2)

As of September 30, 2021, the amount of net losses we expect to reclassify from AOCI into interest expense in earnings within the next twelve months is $2.7 million. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

In 2020, we entered into two offsetting derivative arrangements that do not qualify for hedge accounting. These are both related to a securitization facility, effective October 2, 2020. We purchased and sold offsetting interest rate caps, both of which have a five-year term with notional amounts of $100 million.

In 2021, we entered into two additional offsetting derivative arrangements that do not qualify for hedge accounting. These are both related to a securitization facility, effective June 15, 2021. We purchased and sold offsetting interest rate caps, both of which have a five-year term with notional amounts of $100 million.

As of September 30, 2021, the balance on all four agreements was an offsetting $4.2 million and was located in other current assets and accrued liabilities, respectively.

See Note 8 for information on the fair value of the derivative contracts.

NOTES TO FINANCIAL STATEMENTS	16

Note 13. Acquisitions

In the first nine months of 2021, we completed the following acquisitions:

•In February 2021, Fields Chrysler Jeep Dodge Ram and Land Rover Orlando in Florida.
•In March 2021, Fink Auto Group in Florida.
•In March 2021, Avondale Nissan in Arizona.
•In April 2021, The Suburban Collection in Michigan.
•In April 2021, Planet Honda in New Jersey.
•In May 2021, Superstore Auto Group in Nevada.
•In May 2021, Center BMW and Center Acura in California.
•In June 2021, Southwest Kia Group in Arizona.
•In June 2021, Herrin-Gear Toyota in Mississippi.
•In June 2021, Michael’s Subaru and Michael’s Toyota in Washington.
•In July 2021, Koby Subaru in Alabama.
•In August 2021, Rock Honda in California.
•In August 2021, Pfaff Automotive Partners in Canada.
•In September 2021, Curry Honda in Georgia.
•In September 2021, Orange Coast Chrysler Dodge Jeep Ram Fiat in California.

Revenue and operating income contributed by the 2021 acquisitions subsequent to the date of acquisition were as follows (in millions):

Nine Months Ended September 30,	2021
Revenue	$2,385.9
Operating income	121.9

In the first nine months of 2020, we completed the following acquisitions:

•In February 2020, Sacramento Lexus and Roseville Lexus in California.
•In June 2020, Hank’s Body Shop in Montana.
•In June 2020, Smolich Chrysler Dodge Jeep Ram and Smolich Nissan in Oregon.
•In July 2020, BMW of San Francisco in California.
•In July 2020, Ladin Subaru in California.
•In August 2020, John Eagle Auto Group in Texas.
•In September 2020, Cogdill Chrysler Jeep Dodge Ram in Tennessee.

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

The following tables summarize the consideration paid for the 2021 acquisitions and the preliminary purchase price allocations for identified assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Consideration
Cash paid, net of cash acquired	$2,376.4
Debt issued	355.4
Preliminary fair value of redeemable non-controlling interest	33.0
Total consideration transferred	$2,764.8

NOTES TO FINANCIAL STATEMENTS	17

(in millions)	Assets Acquired and Liabilities Assumed
Accounts receivable	$1.1
Inventories, net	565.6
Property and equipment, net	112.6
Other non-current assets	2,117.4
Floor plan notes payable	(3.9)
Other long-term liabilities	(28.0)
$2,764.8

The purchase price allocations for the acquisitions from the fourth quarter of 2020 through the third quarter of 2021 are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets.

We expect substantially all of the goodwill related to acquisitions completed in 2021 to be deductible for federal income tax purposes.

In the three and nine-month periods ended September 30, 2021, we recorded $6.3 million and $17.9 million, respectively, in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $0.6 million and $1.6 million of acquisition-related expenses in the same periods of 2020.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and nine-month periods ended September 30, 2021 and 2020, had occurred on January 1, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Revenue	$6,483.3	$5,840.4	$18,699.8	$15,455.9
Net income attributable to Lithia Motors, Inc.	317.8	216.9	825.4	400.5
Basic earnings attributable to Lithia Motors, Inc. per share	10.50	9.49	29.10	17.43
Diluted earnings attributable to Lithia Motors, Inc. per share	10.44	9.37	28.88	17.26

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

NOTES TO FINANCIAL STATEMENTS	18

Note 15. Net Investment in Operating Leases

In the third quarter of 2021, we purchased a leasing entity and the sales-type financing and operating leases it manages.

Net investment in operating leases consists primarily of lease contracts for vehicles with individuals and business entities. Assets subject to operating leases are depreciated using the straight-line method over the term of the lease to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned.

Net investment in operating leases was as follows:

(in millions)	September 30, 2021	December 31, 2020
Vehicles, at cost[1]	$53.1	$—
Accumulated depreciation[1]	(1.1)	—
Net investment in operating leases	$52.0	$—
1Vehicles, at cost and accumulated depreciation are recorded in other current assets, on the balance sheet.

NOTES TO FINANCIAL STATEMENTS	19

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
•Anticipated impacts of the continued COVID-19 pandemic on the national and local economies in which we operate, our business operations and consumer demand;
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

Overview
Lithia & Driveway (LAD) is a growth company powered by people and innovation with a plan to profitably consolidate the largest retail sector in our country and reach $50 billion in revenue by 2025. As a leading provider of personal transportation solutions in the North America, we are among the fastest growing companies in the Fortune 500 (#2 on 10-year EPS Growth, #3 on 10-Year TSR and #12 on 10-year Revenue growth in 2021). As of September 30, 2021, we operated 277 locations representing 39 brands in 25 states and 3 Canadian provinces. We strive to achieve operational excellence by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to increase market share and profitability.

MANAGEMENT’S DISCUSSION AND ANALYSIS	20

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

Our omni-channel strategy is designed to pragmatically disrupt the industry by leveraging our experienced teams, vast selection of owned inventories, technology and nationwide network. We seek to provide customers a frictionless experience across online and physical offerings, broad selection and access to specialized expertise and knowledge. Our physical logistics network enables us to provide convenient touch points for customers and provide services throughout the entire ownership life cycle. This unique growth model generates significant cash flows, which fund innovation and the expansion of our nationwide network, creating personal transportation solutions wherever, whenever and however consumers desire.

Our plan is to grow to $50 billion in revenues by 2025 with a strategy designed to focus on the most expansive addressable market of any retailer in the United States. Our long-term strategy and value creation for our customers, employees and shareholders centers around the following elements:

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

Our in-store experiences also incorporate digital experiences to provide consumers options that meet the accelerating trend in digitization. During the third quarter, over 19% of our units retailed within our stores incorporated a digital experience. Our in-store offerings, combined with Driveway, provide a variety of options to customize the experience each individual consumer.

Growth through network development
The foundation of our omni-channel plan is the growth and expansion of our physical network to provide consumers convenient access to all of our business lines in-store or through Driveway. Acquiring new vehicle franchises, which operate in markets ranging from mid-sized regional markets to metropolitan markets, provides us a cash generating and profitable model to expand our network of locations. In addition to being financially accretive, these businesses improve our ability to serve customers through wider selection, greater density and convenient access to vehicle repair services, our highest margin offerings. We have already reached nearly 50% of our targeted network development goal.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	21

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

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2021	2020	Change		2021	2020	Change
Revenues
New vehicle retail	$2,898.2	$1,883.3	53.9%		$8,237.7	$4,624.6	78.1%
Used vehicle retail	2,079.5	1,093.2	90.2		5,236.6	2,889.7	81.2
Finance and insurance	297.0	160.5	85.0		765.0	407.2	87.9
Service, body and parts	578.3	359.5	60.9		1,503.4	964.9	55.8
Total Revenues	6,169.8	3,620.2	70.4		16,522.2	9,182.5	79.9

Gross profit
New vehicle retail	$349.2	$140.1	149.3%		$819.7	$310.4	164.1%
Used vehicle retail	232.6	144.8	60.6		601.3	332.9	80.6
Finance and insurance	297.0	160.5	85.0		765.0	407.2	87.9
Service, body and parts	302.6	195.9	54.5		799.0	508.4	57.2
Total Gross Profit	1,189.1	651.6	82.5		3,015.2	1,576.9	91.2

Gross profit margins
New vehicle retail	12.1%	7.4%	470	bps	10.0%	6.7%	330	bps
Used vehicle retail	11.2	13.2	(200)		11.5	11.5	—
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	52.3	54.5	(220)		53.2	52.7	50
Total Gross Profit Margin	19.3	18.0	130		18.2	17.2	100

Retail units sold
New vehicles	66,894	47,923	39.6%		195,934	118,699	65.1%
Used vehicles	76,362	49,363	54.7		205,643	135,499	51.8

Average selling price per retail unit
New vehicles	$43,325	$39,298	10.2%		$42,043	$38,960	7.9%
Used vehicles	27,233	22,145	23.0		25,464	21,326	19.4

Average gross profit per retail unit
New vehicles	$5,221	$2,922	78.7%		$4,184	$2,615	60.0%
Used vehicles	3,046	2,932	3.9		2,924	2,457	19.0
Finance and insurance	2,074	1,649	25.8		1,905	1,602	18.9
Total vehicle[1]	6,175	4,655	32.7		5,510	4,173	32.0
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

MANAGEMENT’S DISCUSSION AND ANALYSIS	22

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2020 would be included in same store operating data beginning in September 2021, after its first full complete comparable month of operation. The third quarter operating results for the same store comparisons would include results for that store in only the month of September for both comparable periods. Similar for comparisons of 2021 to 2019, metrics would only include results for the stores with full complete comparable months of operations in both years.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2021	2020	Change		2021	2020	Change
Revenues
New vehicle retail	$1,765.0	$1,822.6	(3.2)%		$5,566.6	$4,494.5	23.9%
Used vehicle retail	1,485.8	1,062.4	39.9		3,948.0	2,813.8	40.3
Finance and insurance	189.2	154.9	22.1		526.4	396.0	32.9
Service, body and parts	374.3	349.0	7.2		1,042.6	938.1	11.1
Total Revenues	3,978.2	3,509.1	13.4		11,574.8	8,931.0	29.6

Gross profit
New vehicle retail	$213.9	$136.5	56.7%		$550.4	$302.9	81.7%
Used vehicle retail	172.0	141.5	21.6		472.1	327.0	44.4
Finance and insurance	189.2	154.9	22.1		526.4	396.0	32.9
Service, body and parts	201.5	189.5	6.3		563.7	493.8	14.2
Total Gross Profit	779.3	632.5	23.2		2,130.1	1,537.4	38.6

Gross profit margins
New vehicle retail	12.1%	7.5%	460	bps	9.9%	6.7%	320	bps
Used vehicle retail	11.6	13.3	(170)		12.0	11.6	40
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	53.8	54.3	(50)		54.1	52.6	150
Total Gross Profit Margin	19.6	18.0	160		18.4	17.2	120

Retail units sold
New vehicles	39,886	46,161	(13.6)%		131,478	115,031	14.3%
Used vehicles	54,300	47,863	13.4		155,375	131,686	18.0

Average selling price per retail unit
New vehicles	$44,251	$39,484	12.1%		$42,339	$39,072	8.4%
Used vehicles	27,362	22,196	23.3		25,409	21,368	18.9

Average gross profit per retail unit
New vehicles	$5,362	$2,956	81.4%		$4,186	$2,633	59.0%
Used vehicles	3,167	2,956	7.1		3,039	2,483	22.4
Finance and insurance	2,009	1,647	22.0		1,835	1,605	14.3
Total vehicle[1]	6,130	4,681	31.0		5,452	4,200	29.8
1 Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

During the three months ended September 30, 2021, we had net income of $309.0 million, or $10.11 per share on a diluted basis, compared to net income of $158.8 million, or $6.86 per share on a diluted basis, during the same period of 2020. During the nine months ended September 30, 2021, we had net income of $770.1 million, or $26.91 per share on a diluted basis, compared to net income of $282.7 million, or $12.18 per share on a diluted basis, during the same period of 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

New Vehicles
We believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and parts and service work. Same store new vehicle revenue decreased 3.2% and increased 23.9% for the three and nine-month periods ended September 30, 2021 compared to the same periods in 2020, respectively. This was due to a decrease in unit volume of 13.6%, offset partially by an increase in average selling prices of 12.1% for the three-month period ended September 30, 2021 compared to the same period in 2020; and an increase in unit volume of 14.3%, combined with an increase in average selling prices of 8.4%, in the nine-month period ended September 30, 2021, compared to the same period of 2020. Our leaders in each market continue to adapt to changing conditions, respond to customer needs and manage inventory availability and selection.

While market demand remains high throughout 2021, there continues to be a shortage of available new vehicles for sale driven largely by certain component shortages in the manufacturers’ supply chains. This imbalance has resulted in higher than normal average selling prices and gross profits per unit. The reduced levels of new vehicle availability are expected to continue into 2022. Throughout 2020 the impact of the COVID-19 pandemic on each of our markets varied. We experienced initial declines in new vehicle unit sales in the first half of the year and then saw continued incremental improvement each month following, with September 2020 same store new vehicle unit sales returning to 2019 levels.

Same store new vehicle gross profit per unit increased 81.4% and 59.0%, increasing new vehicle gross profit margins 460 bps and 320 bps in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020.

Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, increased $2,692 to $7,446 and $1,723 to $6,105 for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (CPO) vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During the last twelve months ended September 30, 2021, our stores sold an average of 92 used vehicles per store per month, compared to 78 used vehicles per store per month for the same period ended September 30, 2020.

Used vehicle demand remains high, due in part to the lower levels of new vehicle inventory available for sale. This demand is resulting in higher than normal average selling prices and gross profits per unit for the three and nine-month periods ended September 30, 2021.

Used vehicle revenue for the three and nine-month periods ended September 30, 2021 increased 90.2% and 81.2%, respectively, compared to the same periods of 2020, due to a combination of strong same store performance and acquisition activity. On a same store basis, used vehicle sales for the three and nine-month periods ended September 30, 2021 increased 39.9% and 40.3%, respectively, as compared to the same periods of 2020, driven by increases in our core vehicle category of 47.1% and 46.2%, respectively. Our core vehicle category had growth in unit sales of 19.5% and 23.6%, with improvements in average selling price per vehicle of 23.1% and 18.2%, respectively, for the three and nine-month periods ended September 30, 2021. Our value auto vehicles also experienced strong demand with an increase in unit sales of 15.9% and 15.1% and increases in average selling prices of 25.0% and 21.9%, respectively, for the three and nine-month periods ended September 30, 2021, compared to the same periods of 2020. Our CPO vehicle unit sales decreased 4.6% and increased 5.9%, respectively, for the three and nine-month periods ended September 30, 2021, as compared to the same periods of 2020. We continue to focus on procuring vehicles across the full spectrum of the addressable used vehicle market to provide customers with a wider selection, driving increased used vehicle unit volumes.

Similar to new vehicles, used vehicle sales volumes were impacted by the COVID-19 pandemic during 2020. Initial declines were similar to new vehicles in the beginning of the year; however, we experienced significant improvements during the second and third quarters of 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s) and increase sales from finance and insurance and parts and service.

Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, increased 14.9%, or $663, to $5,121 and 21.2%, or $841, to $4,803 for the three and nine-month periods ended September 30, 2021, respectively, as compared to the same periods of 2020.

Finance and Insurance
We believe that arranging timely vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection.

Total finance and insurance income increased 85.0% and 87.9% in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020. Same store finance and insurance revenues increased 22.1% and 32.9%, respectively, for the three and nine-month periods ended September 30, 2021 compared to the same periods of 2020, driven by increases in service contract revenue of 18.6% and 27.9%, respectively. On a same store basis, our finance and insurance revenue per retail unit increased $362 to $2,009 and $230 to $1,835 in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020.

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

Our service, body, and parts revenue increased 60.9% and 55.8% in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020, driven by acquisitions, as well as increases in customer pay revenues. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. In the three and nine-month periods ended September 30, 2021, the largest contribution to our service, body and parts revenue was same store customer pay revenue of $223.2 million and $611.3 million, respectively.

Same store service, body and parts gross profit increased 6.3% and 14.2% in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020. The increases were primarily due to increased volumes of customer pay transactions. Overall same store service, body, and parts gross margins decreased 50 bps and increased 150 bps in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margin was flat and increased 180 bps in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

Segments
Certain financial information by segment is as follows:

	Three Months Ended September 30,		Increase	% Increase
(in millions)	2021	2020
Revenues:
Domestic	$1,819.2	$1,214.7	$604.5	49.8%
Import	2,727.4	1,551.7	1,175.7	75.8
Luxury	1,595.1	849.7	745.4	87.7
	6,141.7	3,616.1	2,525.6	69.8
Corporate and other	28.1	4.1	24.0	NM
	$6,169.8	$3,620.2	$2,549.6	70.4%
NM - not meaningful

	Nine Months Ended September 30,		Increase	% Increase
(in millions)	2021	2020
Revenues:
Domestic	$5,018.5	$3,286.9	$1,731.6	52.7%
Import	7,149.6	3,833.5	3,316.1	86.5
Luxury	4,325.8	2,049.5	2,276.3	111.1
	16,493.9	9,169.9	7,324.0	79.9
Corporate and other	28.3	12.6	15.7	NM
	$16,522.2	$9,182.5	$7,339.7	79.9%
NM - not meaningful

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2021	2020
Segment income[1]:
Domestic	$123.6	$81.1	$42.5	52.4%
Import	255.4	102.6	152.8	148.9
Luxury	108.5	39.2	69.3	176.8
	487.5	222.9	264.6	118.7
Corporate and other	22.8	33.5	(10.7)	(31.9)
	$510.3	$256.4	$253.9	99.0

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2021	2020
Segment income[1]:
Domestic	$335.6	$168.3	$167.3	99.4%
Import	573.2	176.2	397.0	225.3
Luxury	249.8	53.1	196.7	370.4
	1,158.6	397.6	761.0	191.4
Corporate and other	80.1	103.5	(23.4)	(22.6)
	$1,238.7	$501.1	$737.6	147.2
1Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net. See Note 10 of the Condensed Notes to the Consolidated Financial Statements for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

	Three Months Ended September 30,		Increase (Decrease)	% Increase
	2021	2020
Retail new vehicle unit sales:
Domestic	15,171	13,319	1,852	13.9%
Import	39,645	26,633	13,012	48.9
Luxury	12,096	8,139	3,957	48.6
	66,912	48,091	18,821	39.1
Allocated to management	(18)	(168)	(150)	NM
	66,894	47,923	18,971	39.6%
NM – Not meaningful

	Nine Months Ended September 30,		Increase	% Increase
	2021	2020
Retail new vehicle unit sales:
Domestic	47,227	34,834	12,393	35.6%
Import	112,303	65,117	47,186	72.5
Luxury	36,718	19,048	17,670	92.8
	196,248	118,999	77,249	64.9
Allocated to management	(314)	(300)	14	NM
	195,934	118,699	77,235	65.1%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended September 30,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$766.1	$621.3	$144.8	23.3%
Used vehicle retail	699.7	378.8	320.9	84.7
Used vehicle wholesale	74.5	31.9	42.6	133.5
Finance and insurance	80.5	53.2	27.3	51.3
Service, body and parts	170.2	118.0	52.2	44.2
Fleet and other	28.2	11.5	16.7	NM
	$1,819.2	$1,214.7	$604.5	49.8
Segment income	$123.6	$81.1	$42.5	52.4
Retail new vehicle unit sales	15,171	13,319	1,852	13.9%
NM - not meaningful

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$2,305.3	$1,591.0	$714.3	44.9%
Used vehicle retail	1,803.7	1,096.4	707.3	64.5
Used vehicle wholesale	174.4	77.7	96.7	124.5
Finance and insurance	217.7	149.2	68.5	45.9
Service, body and parts	450.0	337.5	112.5	33.3
Fleet and other	67.4	35.1	32.3	NM
	$5,018.5	$3,286.9	$1,731.6	52.7
Segment income	$335.6	$168.3	$167.3	99.4
Retail new vehicle unit sales	47,227	34,834	12,393	35.6%
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

Our Domestic segment revenue increased 49.8% and 52.7% in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020, driven by increases across all business lines. The acquisition of 14 stores in 2021 was the primary contributor to these increases.

Our Domestic segment income increased 52.4% and 99.4% in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020, primarily due to gross profit growth of 46.3% and 56.6%, respectively. Total Domestic SG&A as a percentage of gross profit decreased from 60.1% to 59.4% and from 65.7% to 59.7% for the three and nine-month periods ended September 30, 2021, compared to the same periods of 2020. The decreases for the three and nine-month periods ended September 30, 2021 were primarily driven by increased gross profit without proportional increases in all SG&A costs. In addition, floor plan interest expense for Domestic stores was relatively flat and decreased 23.6% for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020, primarily due to lower inventory levels.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended September 30,		Increase (Decrease)	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$1,376.9	$823.7	$553.2	67.2%
Used vehicle retail	847.9	452.2	395.7	87.5
Used vehicle wholesale	99.5	42.2	57.3	135.8
Finance and insurance	162.9	81.2	81.7	100.6
Service, body and parts	235.3	141.3	94.0	66.5
Fleet and other	4.9	11.1	(6.2)	NM
	$2,727.4	$1,551.7	$1,175.7	75.8
Segment income	$255.4	$102.6	$152.8	148.9
Retail new vehicle unit sales	39,645	26,633	13,012	48.9%
NM - not meaningful

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$3,730.7	$1,996.6	$1,734.1	86.9%
Used vehicle retail	2,127.8	1,152.8	975.0	84.6
Used vehicle wholesale	247.8	88.7	159.1	179.4
Finance and insurance	408.9	195.1	213.8	109.6
Service, body and parts	596.9	371.4	225.5	60.7
Fleet and other	37.5	28.9	8.6	NM
	$7,149.6	$3,833.5	$3,316.1	86.5
Segment income	$573.2	$176.2	$397.0	225.3
Retail new vehicle unit sales	112,303	65,117	47,186	72.5%
 NM - not meaningful

Our Import segment revenue increased 75.8% and 86.5% in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020, driven by increases in all business lines. The acquisition of 30 stores in 2021 was the primary contributor to these increases.

Our Import segment income increased 148.9% and 225.3% in the three and nine-month periods ended September 30, 2021 compared to the same periods of 2020, due to gross profit growth of 101.6% and 106.7%, respectively. Total Import SG&A as a percentage of gross profit decreased from 62.8% to 55.6% and from 71.2% to 58.3% for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020. The decreases for the three and nine-month periods ended September 30, 2021 were primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

Import stores increased in both the three and nine-month periods ended September 30, 2021 compared to the same periods of 2020, primarily due to increased inventory levels from acquisitions.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended September 30,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$750.9	$440.0	$310.9	70.7%
Used vehicle retail	530.3	261.6	268.7	102.7
Used vehicle wholesale	72.8	24.7	48.1	194.7
Finance and insurance	56.1	25.5	30.6	120.0
Service, body and parts	162.8	96.0	66.8	69.6
Fleet and other	22.2	1.9	20.3	NM
	$1,595.1	$849.7	$745.4	87.7
Segment income	$108.5	$39.2	$69.3	176.8
Retail new vehicle unit sales	12,096	8,139	3,957	48.6%
NM - not meaningful

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2021	2020
Revenue:
New vehicle retail	$2,204.1	$1,038.2	$1,165.9	112.3%
Used vehicle retail	1,309.9	642.2	667.7	104.0
Used vehicle wholesale	171.9	50.2	121.7	242.4
Finance and insurance	145.7	60.1	85.6	142.4
Service, body and parts	434.7	244.8	189.9	77.6
Fleet and other	59.5	14.0	45.5	NM
	$4,325.8	$2,049.5	$2,276.3	111.1
Segment income	$249.8	$53.1	$196.7	370.4
Retail new vehicle unit sales	36,718	19,048	17,670	92.8%
NM - not meaningful

Our Luxury segment revenue increased 87.7% and 111.1% in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020, driven by increases in all business lines. The acquisition of 27 stores in 2021 was the primary contributor to these increases.
Our Luxury segment income increased 176.8% and 370.4% for the three and nine-month periods ended September 30, 2021 compared to the same periods of 2020, due to gross profit growth of 103.7% and 122.7%, respectively. Total Luxury SG&A as a percentage of gross profit decreased from 68.5% to 59.6% and from 78.2% to 62.6% for the three and nine-month periods ended September 30, 2021 compared to the same periods of 2020. The decreases for the three and nine-month periods ended September 30, 2021 were primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Luxury stores increased 18.4% and was flat for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020, primarily due to increased inventory from acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops, offset by certain unallocated reserves and elimination adjustments related to vehicle sales.

	Three Months Ended September 30,		Increase (Decrease)	% Decrease
(in millions)	2021	2020
Revenue, net	$28.1	$4.1	$24.0	NM
Segment income	$22.8	$33.5	$(10.7)	(31.9)%
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Decrease
(in millions)	2021	2020
Revenue, net	$28.3	$12.6	$15.7	NM
Segment income	$80.1	$103.5	$(23.4)	(22.6)%
NM - not meaningful

The changes in Corporate and other revenue in the three and nine-month periods ended September 30, 2021 compared to the same periods of 2020 were primarily related to changes to certain reserves that were not specifically identified with our Domestic, Import or Luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales.

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

Corporate and other income decreased $10.7 million and $23.4 million for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020, primarily due to decreases in internal floor plan financing charges received from dealerships and increases in internal finance reserve paid to dealerships.

Asset Impairments
Asset impairments consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Franchise value	$1.9	$—	$1.9	$4.4
Goodwill	—	—	—	3.5
	$1.9	$—	$1.9	$7.9

During the third quarter of 2021, we recognized asset impairments of $1.9 million related to the franchise value associated with certain dealership locations. See Note 5 and Note 7 of the Condensed Notes to the Consolidated Financial Statements for additional information.

During the second quarter of 2020, we recorded asset impairments of $7.9 million related to the franchise value and goodwill associated with certain dealership locations. See Note 5 and Note 8 of the Condensed Notes to the Consolidated Financial Statements for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

Selling, General and Administrative Expense (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended September 30,		Increase (Decrease)	% Increase
(in millions)	2021	2020
Personnel	$475.4	$271.1	$204.3	75.4%
Advertising	46.4	24.0	22.4	93.3
Rent	14.3	10.6	3.7	34.9
Facility costs[1]	31.2	19.8	11.4	57.6
Loss (gain) on sale of assets	(2.6)	(0.2)	(2.4)	NM
Other	108.6	63.8	44.8	70.2
Total SG&A	$673.3	$389.1	$284.2	73.0%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2021	2020
Personnel	40.0%	41.6%	(160)	bps
Advertising	3.9	3.7	20
Rent	1.2	1.6	(40)
Facility costs	2.6	3.0	(40)
Loss (gain) on sale of assets	(0.2)	—	(20)
Other	9.1	9.8	(70)
Total SG&A	56.6%	59.7%	(310)	bps

	Nine Months Ended September 30,		Increase	% Increase
(in millions)	2021	2020
Personnel	$1,242.0	$703.3	$538.7	76.6%
Advertising	114.3	69.2	45.1	65.2
Rent	37.9	30.5	7.4	24.3
Facility costs[1]	82.9	57.7	25.2	43.7
Loss (gain) on sale of assets	2.8	(1.8)	4.6	NM
Other	277.7	180.7	97.0	53.7
Total SG&A	$1,757.6	$1,039.6	$718.0	69.1%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2021	2020
Personnel	41.2%	44.6%	(340)	bps
Advertising	3.8	4.4	(60)
Rent	1.3	1.9	(60)
Facility costs	2.7	3.7	(100)
Loss (gain) on sale of assets	0.1	(0.1)	20
Other	9.2	11.4	(220)
Total SG&A	58.3%	65.9%	(760)	bps

SG&A as a percentage of gross profit was 56.6% and 58.3% for the three and nine-month periods ended September 30, 2021 compared to 59.7% and 65.9% for the same periods of 2020. SG&A expense increased 73.0% and 69.1% in the three and nine-month periods ended September 30, 2021 compared to the same periods of 2020. Overall, SG&A expense increased in all areas, primarily as a result of our network expansion in 2021. However, as

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

a percentage of gross profit we experienced improvements in all areas of SG&A due in part to increased gross profits as well as continuing to focus on our cost structure.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 57.7% and 59.1% for the three and nine-month periods ended September 30, 2021 compared to 59.3% and 65.0% for the same periods of 2020. The decreases for the three and nine-month periods ended September 30, 2021 were primarily related to increased gross profit without proportionate increases in SG&A costs.

	Three Months Ended September 30,		Increase (Decrease)	% Increase
(in millions)	2021	2020
Personnel	$475.4	$271.1	$204.3	75.4%
Advertising	46.4	24.0	22.4	93.3
Rent	14.3	10.6	3.7	34.9
Facility costs[1]	31.2	19.8	11.4	57.6
Adjusted gain on sale of assets	(2.6)	(0.2)	(2.4)	NM
Adjusted other	98.9	62.9	36.0	57.2
Adjusted total SG&A	$663.6	$388.2	$275.4	70.9%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2021	2020
Personnel	40.0%	41.6%	(160)	bps
Advertising	3.9	3.7	20
Rent	1.2	1.6	(40)
Facility costs	2.6	3.0	(40)
Adjusted gain on sale of assets	(0.2)	—	(20)
Adjusted other	8.3	9.7	(140)
Adjusted total SG&A	55.8%	59.6%	(380)	bps

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

SG&A expense adjusted for non-core charges was as follows:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase
(in millions)	2021	2020
Personnel	$1,242.0	$703.3	$538.7	76.6%
Advertising	114.3	69.2	45.1	65.2%
Rent	37.9	30.5	7.4	24.3%
Facility costs[1]	82.9	57.7	25.2	43.7%
Adjusted loss (gain) on sale of assets	(2.4)	(0.4)	(2.0)	NM
Adjusted other	254.8	173.0	81.8	47.3%
Adjusted total SG&A	$1,729.5	$1,033.3	$696.2	67.4%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Nine Months Ended September 30,		Decrease
As a % of gross profit	2021	2020
Personnel	41.2%	44.6%	(340)	bps
Advertising	3.8	4.4	(60)
Rent	1.3	1.9	(60)
Facility costs	2.7	3.7	(100)
Adjusted loss on sale of assets	(0.1)	—	(10)
Adjusted other	8.5	10.9	(240)
Adjusted total SG&A	57.4%	65.5%	(810)	bps

Adjusted SG&A for the three-month period ended September 30, 2021 excludes $3.4 million in storm insurance reserve charges, and $6.3 million in acquisition-related expenses. For the nine-months ended September 30, 2021, Adjusted SG&A excludes $5.0 million in storm insurance reserve charges, $17.9 million in acquisition-related expenses, and a $5.2 million net loss on store disposals.

Adjusted SG&A for the three-month period ended September 30, 2020 excludes $0.3 million in storm insurance reserve charges and $0.6 million in acquisition-related expenses. For the nine-months ended September 30, 2020, Adjusted SG&A excludes $6.1 million in storm insurance reserve charges, $1.6 million in acquisition-related expenses, and a $1.4 million net gain on store disposals.

See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

	Three Months Ended September 30,		Increase	% Increase
(in millions)	2021	2020
Depreciation and amortization	$34.4	$22.9	$11.5	50.2%

	Nine Months Ended September 30,		Increase	% Increase
(in millions)	2021	2020
Depreciation and amortization	$91.5	$67.3	$24.2	36.0%

Acquisition activity contributed to the increase in depreciation and amortization in 2021 compared to 2020. We acquired approximately $800 million of depreciable property as part of our acquisition activity over the last twelve months ending September 30, 2021. For the nine-months ended September 30, 2021, we invested $194.1 million in capital expenditures. These investments increased the amount of depreciation expense in the three and nine-month

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

periods ended September 30, 2021. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating margin	7.8%	6.6%	7.0%	5.0%
Operating margin adjusted for non-core charges [1]	8.0%	6.6%	7.2%	5.2%
1 See “Non-GAAP Reconciliations” for more details.

Operating margins increased 120 bps and 200 bps in the three and nine-month periods ended September 30, 2021 compared to the same periods in 2020. The increases in operating margins for the three and nine-month periods ended September 30, 2021 were primarily due to increased gross profit of 82.5% and 91.2%, respectively, with offsetting increases to SG&A of 73.0% and 69.1%, respectively, compared to the same periods in 2020.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Floor plan interest expense (new vehicles)	$3.6	$6.1	(41.0)%	$17.0	$28.3	(39.9)%

Floor plan interest expense decreased $2.5 million and $11.3 million in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020. These decreases are due primarily to lower inventory levels related to scarcity of new and used vehicles, partially offset by increases from acquisition volume and interest rate fluctuations.

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

The following table details the carrying costs for new vehicles and includes new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended September 30,			%
(in millions)	2021	2020	Change	Change
Floor plan interest expense (new vehicles)	$3.6	$6.1	$(2.5)	(41.0)%
Floor plan assistance (included as an offset to cost of sales)	(30.4)	(19.8)	(10.6)	53.5
Net new vehicle carrying costs	$(26.8)	$(13.7)	$(13.1)	NM
NM - not meaningful

	Nine Months Ended September 30,			%
(in millions)	2021	2020	Change	Change
Floor plan interest expense (new vehicles)	$17.0	$28.3	$(11.3)	(39.9)%
Floor plan assistance (included as an offset to cost of sales)	(90.0)	(49.5)	(40.5)	81.8
Net new vehicle carrying costs	$(73.0)	$(21.2)	$(51.8)	NM
NM - Not meaningful

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, and our revolving line of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2021	2020
Mortgage interest	$6.1	$6.3	$(0.2)	(3.2)
Other interest	22.5	10.7	11.8	110.3
Capitalized interest	(0.6)	(0.4)	0.2	NM
Total other interest expense	$28.0	$16.6	$11.4	68.7%
NM - not meaningful

	Nine Months Ended September 30,		Increase	% Increase
(in millions)	2021	2020
Mortgage interest	$19.4	$19.0	$0.4	2.1%
Other interest	61.7	32.6	29.1	89.3
Capitalized interest	(1.5)	(1.2)	0.3	NM
Total other interest expense	$79.6	$50.4	$29.2	57.9%
NM - not meaningful

Other interest expense for the three and nine-month periods ended September 30, 2021 increased $11.4 million and $29.2 million, respectively, primarily related to the additional interest expense associated with the senior notes issued in October 2020 and May 2021.

Other Income, Net

	Three Months Ended September 30,		Decrease	% Decrease
(Dollars in millions)	2021	2020
Other Income (Expense), net	$(25.7)	$2.2	$(27.9)	(1,268.2)%

	Nine Months Ended September 30,		Decrease	% Decrease
(Dollars in millions)	2021	2020
Other Income (Expense), net	$(14.6)	$8.2	$(22.8)	(278.0)%

Other income, net in the three and nine-month periods ended September 30, 2020, was primarily related to a $10.3 million loss on extinguishment of debt associated with the redemption of our 5.250% senior notes due 2025 and a $25.2 million unrealized investment loss associated with the change in fair value of our investment in Shift Technologies, Inc.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Effective income tax rate	26.8%	27.5%	26.9%	27.8%
Effective income tax rate excluding other non-core items	26.7%	27.5%	26.8%	28.0%

Our effective income tax rate for the nine-month period ended September 30, 2021 was positively affected by excess tax benefits on stock awards vesting in the current period and a reduction in our current state effective tax rate due to changing state mix. Additionally, our effective income tax rate was favorably affected by an increase in forecasted pre-tax income. We estimate our annual effective income tax rate, excluding non-core charges, to be 27.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS	35

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

	Three Months Ended September 30, 2021
(in millions, except per share amounts)	As reported	Asset impairment	Investment loss	Insurance reserves	Acquisition expenses	Loss on redemption of senior notes	Adjusted
Asset impairment	$1.9	$(1.9)	$—	$—	$—	$—	$—
Selling, general and administrative	673.3	—	—	(3.4)	(6.3)	—	663.6
Operating income	479.5	1.9	—	3.4	6.3	—	491.1
Other income (expense)	(25.7)	—	23.2	—	—	10.3	7.8

Income before income taxes	$422.2	$1.9	$23.2	$3.4	6.3	10.3	$467.3
Income tax provision	(113.2)	(0.5)	(6.2)	(0.9)	(1.4)	(2.7)	(124.9)
Net income	309.0	1.4	17.0	2.5	4.9	7.6	342.4
Net income attributable to non-controlling interest	(0.8)	—	—	—	—	—	(0.8)
Net income attributable to redeemable non-controlling interest	$(0.3)	—	—	—	—	—	$(0.3)
Net income attributable to Lithia Motors, Inc.	$307.9	$1.4	$17.0	$2.5	$4.9	$7.6	$341.3

Diluted earnings per share attributable to Lithia Motors, Inc.	$10.11	$0.05	$0.56	$0.08	$0.16	$0.25	$11.21
Diluted share count	30.5

	Three Months Ended September 30, 2020
(in millions, except per share amounts)	As reported	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$389.1	$(0.3)	$(0.6)	$388.2
Operating income (loss)	239.6	0.3	0.6	240.5

Income before income taxes	$219.1	$0.3	$0.6	$220.0
Income tax provision	(60.3)	—	(0.1)	(60.4)
Net income attributable to Lithia Motors, Inc.	$158.8	$0.3	$0.5	$159.6

Diluted earnings per share attributable to Lithia Motors, Inc.	$6.86	$0.01	$0.02	$6.89
Diluted share count	23.1

MANAGEMENT’S DISCUSSION AND ANALYSIS	36

	Nine Months Ended September 30, 2021
(in millions, except per share amounts)	As reported	Net disposal loss on sale of stores	Asset impairment	Investment loss	Insurance reserves	Acquisition expenses	Loss on redemption of senior notes	Adjusted
Asset impairment	$1.9	$—	$(1.9)	$—	$—	$—	$—	$—
Selling, general and administrative	1,757.6	(5.2)	—	—	(5.0)	(17.9)	—	1,729.5
Operating income	1,164.2	5.2	1.9	—	5.0	17.9	—	1,194.2
Other income (expense), net	(14.6)	—	—	22.3	—	—	10.3	18.0

Income before income taxes	$1,053.0	$5.2	$1.9	$22.3	$5.0	$17.9	10.3	$1,115.6
Income tax provision	(282.9)	(1.4)	(0.5)	(6.0)	(1.4)	(4.5)	(2.7)	(299.4)
Net income	770.1	3.8	1.4	16.3	3.6	13.4	7.6	816.2
Net income attributable to non-controlling interest	(0.8)	—	—	—	—	—	—	(0.8)
Net income attributable to redeemable non-controlling interest	(0.3)	—	—	—	—	—	—	(0.3)
Net income attributable to Lithia Motors, Inc.	$769.0	$3.8	$1.4	$16.3	$3.6	$13.4	$7.6	$815.1

Diluted earnings per share attributable to Lithia Motors, Inc.	$26.91	$0.13	$0.05	$0.57	$0.13	$0.47	$0.26	$28.52
Diluted share count	28.6

	Nine Months Ended September 30, 2020
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Asset impairment	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Asset impairment	$7.9	$—	$(7.9)	$—	$—	$—	$—
Selling, general and administrative	1,039.6	1.4	—	(6.1)	(1.6)	—	1,033.3
Operating income (loss)	462.1	(1.4)	7.9	6.1	1.6	—	476.3

Income (loss) before income taxes	$391.6	$(1.4)	$7.9	$6.1	$1.6	$—	$405.8
Income tax (provision) benefit	(108.9)	0.4	(2.3)	(1.6)	(0.4)	(0.8)	(113.6)
Net income attributable to Lithia Motors, Inc.	$282.7	$(1.0)	$5.6	$4.5	$1.2	$(0.8)	$292.2

Diluted earnings per share attributable to Lithia Motors, Inc.	$12.18	$(0.04)	$0.24	$0.19	$0.05	$(0.03)	$12.59
Diluted share count	23.2

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	37

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

Available Sources
Below is a summary of our immediately available funds:

(in millions)	September 30, 2021	December 31, 2020	Change	% Change
Cash and cash equivalents	$137.8	$160.2	$(22.4)	(14.0)%
Available credit on credit facilities	1,566.1	1,237.1	329.0	26.6
Total current available funds	$1,703.9	$1,397.3	$306.6	21.9%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2021	2020	in Cash Flow
Net cash provided by operating activities	$1,989.2	$800.6	$1,188.6
Net cash used in investing activities	(2,563.1)	(728.3)	(1,834.8)
Net cash provided by (used in) financing activities	550.7	(99.2)	649.9

Operating Activities
Cash provided by operating activities for the nine-month period ended September 30, 2021 increased $1,188.6 million compared to the same period of 2020, primarily related to increased net income, a decrease in inventories and an increase in borrowings on our floor plan notes payable, partially offset by increases in accounts receivable and other assets compared to the same period of 2020.

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

Adjusted net cash provided by operating activities is presented below:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2021	2020	in Cash Flow
Net cash provided by operating activities – as reported	$1,989.2	$800.6	$1,188.6
Less: Net repayments on floor plan notes payable, non-trade	(840.9)	(317.8)	(523.1)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(317.1)	(133.6)	(183.5)
Net cash provided by operating activities – adjusted	$831.2	$349.2	$482.0

Investing Activities
Net cash used in investing activities totaled $2,563.1 million and $728.3 million, respectively, for the nine-month periods ended September 30, 2021 and 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS	38

Below are highlights of significant activity related to our cash flows from investing activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2021	2020	in Cash Flow
Capital expenditures	$(194.1)	$(125.6)	$(68.5)
Cash paid for acquisitions, net of cash acquired	(2,409.5)	(609.5)	(1,800.0)
Cash paid for other investments	(9.8)	(9.9)	0.1
Proceeds from sales of stores	45.7	11.6	34.1

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Nine Months Ended September 30,
(in millions)	2021	2020
Post-acquisition capital improvements	$14.7	$26.4
Facilities for open points	14.1	—
Purchase of facilities for existing operations	23.6	29.6
Existing facility improvements	79.1	30.5
Maintenance	62.6	39.1
Total capital expenditures	$194.1	$125.6

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

The increase in capital expenditures for the nine-month period ended September 30, 2021, compared to the same period of 2020 related primarily to higher existing facility capital improvements.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Nine Months Ended September 30,
	2021	2020
Number of locations acquired	73	17

(in millions)
Cash paid for acquisitions, net of cash acquired	$(2,409.5)	$(609.5)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	317.1	133.6
Cash paid for acquisitions, net of cash acquired – adjusted	$(2,092.4)	$(475.9)

MANAGEMENT’S DISCUSSION AND ANALYSIS	39

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash provided by (used in) financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Nine Months Ended September 30,		Increase
(in millions)	2021	2020	in Cash Flow
Cash provided by (used in) financing activities, as reported	$550.7	$(99.2)	$649.9
Adjust: Repayments on floor plan notes payable: non-trade	840.9	317.8	523.1
Cash provided by (used in) financing activities – adjusted	$1,391.6	$218.6	$1,173.0

Below are highlights of significant activity related to our cash flows from financing activities, excluding net repayments on floor plan notes payable: non-trade, which are discussed above:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2021	2020	in Cash Flow
Net borrowings on lines of credit	$10.9	$255.5	$(244.6)
Principal payments on long-term debt and capital leases, unscheduled	(483.6)	(6.3)	(477.3)
Proceeds from issuance of long-term debt	817.5	56.5	761.0
Repurchases of common stock	(15.9)	(50.6)	34.7
Dividends paid	(28.2)	(20.9)	(7.3)
Proceeds from issuance of common stock	1,127.9	9.2	1,118.7

Equity Transactions
On October 22, 2018, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock, increasing our total share repurchase authorization to $500 million. We repurchased a total of 54,284 shares of our Class A common stock at an average price of $292.97 per share in the first nine months of 2021, none of which were purchased as part of our repurchase authorization; all shares purchased were related to tax withholding on vesting RSUs. As of September 30, 2021, we had $187.5 million remaining available for repurchases and the authorization does not have an expiration date.

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

In the first nine months of 2021, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2021	$0.31	$8.2
May 2021	$0.35	$9.3
August 2021	$0.35	$10.6

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	40

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of September 30, 2021
(in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$688.9	$24.8	1
Floor plan notes payable	329.4	—
Used and service loaner vehicle inventory financing commitments	—	707.1	2
Revolving lines of credit	404.8	834.2	2, 3
Real estate mortgages	606.0	—
Finance lease obligations	54.1	—
5.250% Senior notes due 2025	—	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Other debt	10.0	—
Unamortized debt issuance costs	(31.9)	—	4
Total debt	$3,811.3	$1,566.1
1 As of September 30, 2021, we had a $2.9 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of August 31, 2021. This amount is reduced by $22.8 million for outstanding letters of credit.
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

Commitment	Annual Interest Rate at September 30, 2021
New vehicle floor plan	1.18%
Used vehicle floor plan	1.48%
Service loaner floor plan	1.28%
Revolving line of credit	1.08%

MANAGEMENT’S DISCUSSION AND ANALYSIS	41

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of September 30, 2021
Current ratio	Not less than 1.10 to 1	1.91 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	6.91 to 1
Leverage ratio	Not more than 5.75 to 1	1.51 to 1

As of September 30, 2021, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of September 30, 2021, $329.4 million was outstanding on these agreements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Other Credit Facilities and Lines of Credit
Our other lines of credit include a commitment of up to $20.0 million, secured by certain assets from select Chrysler locations and a commitment of $60.0 million with Ford Motor Credit Company, secured by certain assets from all Ford locations. These other lines of credit mature in 2021 and have interest rates up to 5.63%. As of September 30, 2021, no amounts were outstanding on these other lines of credit.

On July 14, 2020, we entered into a five-year real-estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real-estate backed credit facility provides a total financing commitment of up to $245.1 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00% to 2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. The facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, consistent with those under existing syndicated credit facility with U.S. Bank National Association as administrative agent. As of September 30, 2021, no amounts were outstanding on the real-estate backed facility.

On July 31, 2020, we entered into a securitization facility which provides initial commitments for borrowings of up to $300 million and matures in July 2022. As of September 30, 2021, we had $275.0 million drawn on the securitization facility, which is included as part of “Revolving lines of credit” in the “Summary of Outstanding Balances on Credit Facilities and Long-Term Debt” table above.

On April 12, 2021, we entered into a credit agreement with Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey), as lender. The credit agreement matures in April 2023 and provides for a revolving line of credit

MANAGEMENT’S DISCUSSION AND ANALYSIS	42

facility (Ally credit facility) of up to $300.0 million and is secured by real estate owned by us. The Ally credit facility will bear interest at a rate per annum equal to the greater of 3.00% or the prime rate designated by Ally Bank, minus 25 basis points. The Ally credit facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties. Financial covenants, including the requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, are the same as the requirements under our existing syndicated credit facility with U.S. Bank National Association. The covenants restrict us from disposing of assets and granting additional security interests. As of September 30, 2021, no amounts were outstanding on the Ally credit facility.

On August 30, 2021, we entered into a credit agreement with The Bank of Nova Scotia. The credit agreement makes available three primary lines of credit including a working capital revolving credit facility of up to $50 million CAD, up to $300 million CAD floor plan financing for new and used vehicles; and $350 million CAD to provide wholesale lease financing. The credit facilities accrue interest at rates equal to the Lender’s prime lending rate or the Canadian Dollar Offered Rate plus, in each case, a spread, with the spreads ranging from 0.25% per annum to 1.50% per annum. The credit agreement includes various financial and other covenants typical of such agreements. All indebtedness under this agreement is due on demand.

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

Below is a summary of outstanding senior notes issued:

Description	Maturity Date	Interest Payment Dates	Principal Amount
4.625% Senior notes due 2027	December 15, 2027	June 15, December 15	$400 million
4.375% Senior notes due 2031	January 15, 2031	January 15, July 15	$550 million
3.875% Senior notes due 2029	June 1, 2029	June 1, December 1	$800 million

On August 1, 2021, we redeemed in full the aggregate $300 million principal amount of our 5.250% senior notes due 2025 at a redemption price equal to 102.625% of the principal amount of the notes plus accrued and unpaid interest thereon.

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.8% to 5.3% at September 30, 2021. The mortgages are payable in various installments through July 1, 2038. As of September 30, 2021, we had fixed interest rates on 70.4% of our outstanding mortgage debt.

We have finance lease obligations with some of our leased real estate. Interest rates related to this debt ranged from 1.9% to 8.5% at September 30, 2021. The leases have terms extending through August 2037.

MANAGEMENT’S DISCUSSION AND ANALYSIS	43

Our other debt includes sellers’ notes. The interest rates associated with our other debt ranged from 3.9% to 5.0% at September 30, 2021. This debt is due in various installments through January 2031.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	44

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

Risks associated with our international operations may negatively affect our business, results of operations and financial condition.

We have operations outside the U.S., in Canada. In the third quarter of 2021, we acquired dealerships located in Canada. While our operations outside of the U.S. currently represent a small portion of our revenue, we anticipate that our international operations will expand. We face regulatory, operational, political and economic risks and uncertainties with respect to our international operations that may be different from those in the United States. These risks may include, but are not limited to, the following:

•fluctuations in foreign currency translations within our financial statements driven by exchange rate volatility;
•inability to obtain or preserve franchise rights in the foreign countries in which we operate;
•compliance with changing laws and regulations;
•compliance with U.S. Foreign Corrupt Practices Act and other anti-corruption laws;
•wage inflation;
•treatment of revenue from international sources and changes to tax rules, including being subject to foreign tax laws;
•difficulties in managing foreign operations and dealing with different customs, practices and local regulations with which we are less familiar;
•large uncertainties, timing delays and expenses associated with tariffs, labor matters, import or export licenses and other trade barriers; and
•changes in a country’s economic or political conditions, including inflation, recession and interest rate fluctuations, including uncertainties and instability in economic and market conditions caused by the COVID-19 pandemic.

45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the third quarter of 2021:

	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)[1]
July	—	$—	—	$187,522
August	33	377.22	—	187,522
September	—	—	—	187,522
	33	$377.22	—	$187,522

1 On October 22, 2018, our Board of Directors approved a $250 million repurchase authorization, increasing our total share repurchase authorization to $500 million. This authorization does not have an expiration date.
2 Of the shares repurchased in the third quarter of 2021, all were related to tax withholding upon the vesting of RSUs.

46

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form 10-Q filed July 28, 2021).
3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K filed April 25, 2019).
10.1	Commitment Letter by The Bank of Nova Scotia (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed September 3, 2021).*
10.2	Form of Restricted Stock Unit Agreement (2021 Performance- and Time-Vesting) (for Senior Executives)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.
* Certain confidential and immaterial terms redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

47

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2021	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

48