Form 10-K
period 2021-12-31
LITHIA MOTORS INC
filed 2022-02-18
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $10,385,788,000 computed by reference to the last sales price ($343.64) as reported by the New York Stock Exchange for the Registrant’s Common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2021). As of February 18, 2022, there were 29,487,889 shares of the registrant’s Common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2022 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2021 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Forward-Looking Statements
Certain statements in this Annual Report, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-K include, among others, statements regarding:

•Future market conditions, including anticipated car and other sales levels and the supply of inventory
•Our business strategy and plans, including our achieving our 2025 Plan (or “50/50” Plan)
•The growth, expansion and success of our network, including our finding accretive acquisitions and acquiring additional stores
•Annualized revenues from acquired stores
•The growth and performance of our Driveway e-commerce home solution and Driveway Finance, their synergies and other impacts on our business and our ability to meet Driveway-related targets
•Our capital allocations and uses and levels of capital expenditures in the future
•Expected operating results, such as improved store performance, continued improvement of selling, general and administrative expenses (“SG&A”) as a percentage of gross profit and any projections
•Our anticipated financial condition and liquidity, including from our cash and the future availability of our credit facility, unfinanced real estate and other financing sources
•Our continuing to purchase shares under our share repurchase program
•Impacts from the continued COVID-19 pandemic on the national and local economies in which we operate, our business operations and consumer demand
•Our compliance with financial and restrictive covenants in our credit facility and other debt agreements
•Our programs and initiatives for employee recruitment, training, and retention
•Our strategies for customer retention, growth, market position, financial results and risk management

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

Overview
Lithia Motors, Inc. is a growth company focused on profitably consolidating the largest retail sector in North America. We are among the fastest growing companies in the Fortune 500 and are currently ranked #231 (#2 on 10-year EPS growth, #3 on 10-year total shareholder return and #12 on 10-year revenue growth in 2021). As of December 31, 2021, we operated 278 locations representing 40 brands in two countries, across 25 U.S. states and three Canadian provinces. The majority of our revenues are generated within the U.S. and the majority of our property and equipment is located within the U.S.

Lithia and Driveway (LAD) offers a wide array of products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, finance and insurance products and automotive repair and maintenance. We strive for diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability. Our diversification, along with our operating structure, provides a resilient and nimble business model.

LAD’s omni-channel strategy pragmatically disrupts the industry by leveraging our experienced teams, vast owned inventories, technology and physical network. We continue to lead the industry’s consolidation and, combined with Driveway’s e-commerce in-home experiences and Driveway Finance Corporation’s growing auto loan portfolio, further accelerates our massive profit and capital engine. Together, these endeavors create a unique and compelling high-growth strategy that provides transportation solutions wherever, whenever and however consumers desire.

Founded in 1946 and incorporated in Oregon in 1968, we completed our initial public offering in 1996.

Business Strategy
We seek to provide customers a seamless, blended online and physical retail experience with broad selection and access to specialized expertise and knowledge. Our physical network enables us to provide convenient touch points for customers and provide services throughout the vehicle life cycle. We seek to increase market share and optimize profitability by focusing on the consumer experience and applying proprietary performance measurement systems fueled by data science. Our Driveway and GreenCars brands provide convenient, simple, and transparent platforms that serve as our e-commerce home solutions and allow us to deliver differentiated, proprietary digital experiences. Complimenting our in-store experiences, Driveway and GreenCars provide consumers more choices while further leveraging our network of people, inventory and locations and capturing additional earnings.

Our long-term strategy to create value for our customers, employees and shareholders includes the following elements:

Driving operational excellence, innovation and diversification
LAD builds magnetic brand loyalty in our 278 stores and with Driveway, our e-commerce home delivery experience, and GreenCars, our electric vehicle learning resource and marketplace. Operational excellence is achieved by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to improve market share, consumer loyalty, and profitability. By promoting an entrepreneurial model with our in-store experiences, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we develop high-performing teams and foster manufacturer relationships.

In response to evolving consumer preferences, we invest in modernization that supports and expands our core business. These digital strategies combine our experienced, knowledgeable workforce with our owned inventory and physical network of stores, enabling us to be agile and adapt to consumer preferences and market specific conditions. Additionally, we systematically explore transformative adjacencies, which are identified to be synergistic and complementary to our existing business such as Driveway Finance Corporation, our captive auto loan portfolio.

Our investments in modernization are well under way and are taking hold with our teams as they provide digital shopping experiences including finance, contactless test drives and home delivery or curbside pickup for vehicle purchases. Our people and these solutions power our national brands, overlaying our physical footprint in a way that we believe attracts a larger population of digital consumers seeking transparent, empowered, flexible and simple buying and servicing experiences.

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

During 2021, we acquired 77 stores, opened one store, and divested nine stores. We invested $2.3 billion, net of floor plan debt, to acquire these stores and we expect these acquisitions to add nearly $7.0 billion in expected annual revenues.

We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. We believe our disciplined approach provides us with attractive acquisition opportunities and expanded coast-to-coast coverage.

Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions, investments in our national e-commerce home solution, Driveway, and our existing business. Our free cash flow deployment strategy targets an allocation of 65% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 10% in shareholder return in the form of dividends and share repurchases. During 2021, we invested in our facilities, utilizing $260.4 million for capital expenditures, and paid $38.8 million in dividends. As of December 31, 2021, we had available liquidity of $1.5 billion, which was comprised of $174.8 million in cash and $1.3 billion availability on our credit facilities and unfloored new vehicle inventory. In addition, our unfinanced real estate could provide additional liquidity of approximately $1.0 billion.

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

With a vast selection represented by the nation’s largest vehicle inventory for sale online, we employ search engine optimization, search engine marketing, online display, re-targeting, social advertising, traditional media and direct marketing to reach consumers. Most consumers begin their shopping, buying or selling activity on our store websites, Driveway, and GreenCars. These 300+ online channels provide customers with simple, transparent ways to manage their vehicle ownership including: search new and used inventories, view current pricing, apply incentives and offers, calculate payments for purchase or lease, apply for financing, buy online, sell their vehicle, schedule service appointments, schedule vehicle pick-up and delivery, and provide us feedback about their experience. During 2021, our unique visitors increased 39% on a same store basis.

Total advertising expense, net of manufacturer credits, was $162.2 million in 2021, $97.4 million in 2020 and $111.9 million in 2019. In 2021, we spent 87% on digital, social, listings and owner communications, while 13% was spent on traditional media. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing and wide selection. We expect the portion of spending in digital channels to continue to increase as traditional media evolves to online consumption models.

Our manufacturer partners influence a significant portion of our advertising expense. Certain advertising and marketing expenditures are offset by manufacturer cooperative programs, which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $35.6 million in 2021, $23.9 million in 2020 and $27.9 million in 2019.

Franchise Agreements
Each of our stores operates under a separate Franchise Agreement with the manufacturer of the new vehicle brand it sells.

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

Our typical Franchise Agreement provides for early termination or non-renewal by the manufacturer upon:
•a change of management or ownership without manufacturer consent;
•insolvency or bankruptcy of the dealer;
•death or incapacity of the dealer/manager;
•conviction of a dealer/manager or owner of certain crimes;
•misrepresentation of certain sales or inventory information to the manufacturer;
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

Competition
The retail automotive business is highly competitive. Currently, there are more than 16,500 new vehicle franchise dealers in the United States, many of which are independent stores managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly- and privately-held and other online automotive retailers such as CarMax, Carvana, Shift and Vroom.

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

We are larger and have more financial resources than most private automotive retailers with which we currently compete in the majority of our regional markets. We compete directly with retailers with similar or greater resources in our existing metro and non-metro markets. We also compete based on dealer reputation in the various markets. If we enter other new markets, we may face competitors that have access to greater financial resources or have strong brands. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, pricing, our customer guarantees and sales model, our sales expertise, service reputation and the location of our stores to sell new vehicles.

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

Our financing activities with customers are subject to numerous federal, state and local laws and regulations. In recent years, there has been an increase in activity related to oversight of consumer lending by the Consumer Financial Protection Bureau (CFPB), which has broad regulatory powers. The CFPB has supervisory authority over large nonbank auto finance companies, including Driveway Finance Corporation. The CFPB can use this authority to conduct supervisory examinations to ensure compliance with various federal consumer protection laws. The CFPB does not have direct authority over automotive dealers; however, its regulation of larger automotive finance companies and other financial institutions could affect our financing activities. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities. These claims may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

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

We incur certain costs to comply with environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. We may become aware of minor contamination at certain of our facilities, and we conduct investigations and remediation at properties as needed. In certain cases, the current or prior property owner may conduct the investigation and/or remediation or we have been indemnified by either the current or prior property owner for such contamination. We do not currently expect to incur significant costs for remediation. However, we cannot provide assurance that material environmental commitments or contingencies will not arise in the future, or that they do not already exist but are unknown to us.

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

As of December 31, 2021, we employed approximately 21,150 persons on a full-time equivalent basis in our North American network of 278 retail locations. Our total workforce was comprised of approximately 18% female employees and approximately 44% of minorities. Our management consisted of approximately 17% females and approximately 35% minorities in leadership positions. In both 2021 and 2020, approximately 95% of our workforce earned above minimum wage.

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
•Culture Council, which began in 2021, is designed to promote diversity, equality and inclusion (DEI) in our workforce by identifying areas to improve, raising awareness, and integrating DEI elements into how we operate, train and develop our teams. The Culture Council is comprised of a diverse group of executive level and non-executive level members, who work together to have our employees reflect the diversity of our customers, reinforce our mission and culture and enhance employee engagement.
•Talent development promotes employee professional development through various programs including tuition reimbursement programs covering up to 75% of an employee’s undergraduate or graduate tuition costs; Master Automotive Service Excellence (ASE) training and certification and Original Equipment Manufacturer (OEM) training for our technicians; and daily on-the-job training resources through our Learning Center.

We also continue to invest in and expand the roles and capabilities of our workforce to drive the development and support of our e-commerce and digital technology capabilities. We believe there is a competitive advantage to integrate and develop individuals with these skill sets and they are an integral part of supporting our five year growth plan and launch of Driveway. As our business evolves, we will remain focused on having human capital capabilities, systems and processes in place to support and align with our strategy.

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

Our business is heavily dependent on consumer demand and preferences. A downturn in overall levels of consumer spending may materially and adversely affect our revenues and gross profit margins. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Additionally, other economic factors, such as rising and sustained periods of high crude oil and fuel prices, may impact consumer demand and preferences. As we operate in two countries, across 25 U.S. states and three Canadian Provinces, changes in and the severity of economic conditions may vary by market. Economic conditions may be anemic for an extended period of time, or deteriorate in the future. This would have a material adverse effect on our retail business, particularly sales of new and used vehicles.

Approximately 15.1 million, 14.6 million, and 17.1 million new vehicles were sold in the United States in 2021, 2020, and 2019, respectively. Certain industry analysts have predicted that new vehicle sales will be approximately 16 million for 2022. If new vehicle production exceeds the rate at which new vehicles are sold, our gross profit per vehicle could be adversely affected by this excess and any resulting changes in manufacturer incentive and marketing programs. See the risk factor “If manufacturers or distributors discontinue or change sales incentives, warranties and other promotional programs, our business, results of operations, financial condition and cash flows may be materially adversely affected” below. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and repair and maintenance services, and automotive finance and insurance products.

The novel coronavirus has had and may continue to have an adverse effect on our business, financial condition, results of operations and cash flows.

The novel coronavirus (COVID-19) pandemic has resulted in governmental authorities implementing measures to reduce the spread of COVID-19, modifications to business practices and other disruptions that have adversely affected workforces, customers, supply chains, consumer sentiment, economies, and financial markets, including in states and regions in which we operate. These disruptions included the substantial slowing of our manufacturers’ production of new cars they supply to us, employees unable to work due to COVID-19 and altered customer engagement. The impact of the COVID-19 pandemic on our business and financial performance will depend on future developments, including the duration, severity and any resurgences of the pandemic, which are uncertain and cannot be predicted. Even after the pandemic has subsided, we may experience adverse effects to our business as a result of its economic impact, including any economic recession or downturn and lasting effects of changes to business practices and consumer behaviors. Future pandemics or outbreaks could disrupt or have a similar effect on our business, financial condition, results of operations and cash flows.

Natural disasters and adverse weather conditions can disrupt our business.

Our dealerships are in states and regions in the U.S. and Canada in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides, wind and/or hail storms) or other extraordinary events have in the past, and may in the future, disrupt our dealership operations and impair the value of our dealership property. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. The exposure on any single claim under our property and casualty insurance, medical insurance and workers’ compensation insurance varies based upon type of coverage. Our maximum exposure on any single claim is $5.5 million, subject to certain aggregate limit thresholds.

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

The automotive industry is predicted to experience rapid change in the years to come, including increases in ride-sharing services, advances in electric vehicle production and driverless technology. Ride-sharing services such as Uber and Lyft provide consumers with mobility options outside of the traditional car ownership and lease alternatives. Certain manufacturers and states have declared commitments to various electric vehicle and zero emissions goals, such as the state of California’s executive order to require all new cars and passenger trucks sold in the state to be zero-emission vehicles by 2035. The overall impact of these options on the automotive industry is uncertain, and may include lower levels of new vehicle sales or sales through channels that do not include us.

Manufacturers continue to invest in increasing production and quality of electric vehicles, including Battery-Electric Vehicles (BEVs), Hybrid Electric Vehicles, and Plug-in Hybrid Electric Vehicles. BEVs generally require less maintenance than traditional cars and trucks. The effects of BEVs on the automotive industry are uncertain and may include reduced parts and service revenues, as well as changes in the level of sales of certain Finance and Insurance (F&I) products such as extended warranty and lifetime lube, oil and filter contracts.

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

We compete in a dynamic industry, and we may invest significant resources to pursue strategies and develop new offerings that do not prove effective.

The automobile retailing industry is experiencing significant changes as the expectations and behaviors of customers are shifting, and the Internet has become a more significant part of the sales process. We are investing significant resources to drive the development of and support of our e-commerce and digital technology capabilities, including the launch of Driveway, our e-commerce home solution, and Driveway Finance Corporation, our in-house consumer financing business. Changes or additions to offerings may not attract or engage our customers, and may reduce confidence in our brands, expose us to increased market or legal risks, subject us to new laws and regulations, or otherwise harm our business.

Customers may prefer other channels for vehicle sales and related finance and insurance services, because they may offer different or superior platforms, or because customers find those platforms easier to use, faster, or more cost effective than our services. We may not successfully anticipate or keep pace with industry changes, and we may invest considerable financial resources, personnel, or other resources to pursue strategies that do not ultimately prove effective such that our results of operations and financial condition may be harmed.

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

We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. Any event that adversely affects a manufacturer’s ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles, leading to lower sales in our stores during those periods than would otherwise occur. For example, the shortage of chip supply and labor disruptions have caused a significant constraint in the supply of new cars. We depend on our manufacturers to deliver high-quality, defect-free vehicles. If a manufacturer experiences quality issues, our sales and financial performance may be adversely impacted. In addition, the discontinuance of a particular brand that is profitable to us could negatively impact our revenues and profitability.
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

Many new manufacturers are entering the automotive industry. New companies have raised capital to produce fully electric vehicles or to license battery technology to existing manufacturers. Tesla and Rivian have demonstrated the ability to successfully introduce electric vehicles to the marketplace. Foreign manufacturers from China and India are producing significant volumes of new vehicles and are entering the U.S. and selecting partners to distribute their products. Because the automotive market in the U.S. is mature and the overall level of new vehicle sales may not increase in the coming years, the success of new competitors will likely be at the expense of other, established brands. This could have a material adverse impact on our success in the future.

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

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. For the year ended December 31, 2021, approximately 21% of our service, body and parts revenue was for work covered by manufacturer warranties or manufacturer-sponsored maintenance services. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our service, body and parts sales volume could be adversely affected.

The ability of our stores to make new vehicle sales depends in large part upon the franchise agreements with manufacturers and, therefore, any disruption or change in our relationships could impact our business.

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

We have granted a security interest in a substantial portion of our assets to certain of our lenders and other secured parties, including those under our $3.8 billion syndicated credit facility. If we default on our obligations under those agreements, the secured parties may be able to foreclose upon their security interests and otherwise be entitled to obtain or control those assets.

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

Our floor plan notes payable, credit facilities and a portion of our real estate debt are subject to variable interest rates. As of December 31, 2021, 41% of our total debt was variable rate. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows. We may use interest rate derivatives to hedge a portion of our variable rate debt, when appropriate, based upon market conditions. See Note 12, Derivative Financial Instruments, related to current hedge activity.

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

We may experience greater credit losses in Driveway Finance Corporation’s portfolio of auto loan and lease receivables than anticipated.

We are susceptible to the risk that customers who finance a vehicle purchase or lease a vehicle through a Driveway Finance Corporation auto loan or lease will be unable to repay the loan based on the original terms and that the fair value of the vehicle used as collateral against the loan may not be sufficient to ensure full repayment. Credit and residual value losses are an inherent risk of our auto loan and lease portfolio and could result in a material adverse effect on our results of operations.

We use a variety of assumptions in our estimate of the Driveway Finance Corporation’s portfolio of auto loan receivables and lease receivables and as a result of these assumptions, we prepare an estimate of an allowance for loan losses. Although management will prepare an estimate it believes is appropriate based on the best available information, this allowance may not be a sufficient reserve for loan and lease losses. For example, sudden economic changes such as an economic downturn or a change in consumer spending may result in additional losses incurred that were not estimated in our original allowance. Losses in excess of our allowance for losses could have a material adverse effect on our business and results of operations.

The growth and success of our Driveway Finance Corporation business is dependent upon obtaining sufficient capital to grow our auto loan portfolio.

Changes in the availability or cost of financing to support our auto loan portfolio under Driveway Finance Corporation could adversely affect our results of operations. Our auto loan portfolio is funded through a combination of free cash flows from operations and securitized funding, including asset-backed securitization. Changes in the condition of the asset backed securitization market may result in increased costs to access funds in the market or require us to explore new financing options to fund new auto loans. In the event that there is no alternative financing available, we may be forced to pause our auto loan financing business for a period of time. The impact of reducing or pausing our auto loan financing business could result in a material adverse effect on our results of operations.

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

Technology and Cybersecurity Risks

Changes to the retail delivery model and increased e-Commerce and omni-channel competition could adversely affect our business, results of operations, financial condition and cash flows.

The automotive industry is beginning to experience change and disruption in the retail delivery model, including growing competition in the used vehicle market from companies with a primarily online e-Commerce business model. Competition in this market includes companies such as Carvana, Vroom and Shift. In addition, larger traditional automotive retailers are transforming their models to support omni-channel retail experiences, providing consumers with vehicle purchasing experiences outside of the traditional brick and mortar automotive dealership model.

We continue to develop our own internal technology solutions to further expand the reach of our nationwide network of service and delivery points. We may face increased competition for market share with these other delivery models and omni-channel retailers over time which could materially and adversely affect our results of operations. There can be no assurance that our initiatives will be successful or that the amount we invest in these initiatives will result in our maintaining market share and continued or improved financial performance.

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

Aspects of our operations are subject to privacy, data use and data security regulations, which impact the way we use and handle data. In addition, regulators are proposing and adopting new laws or regulations that could require us to adopt certain cybersecurity and data handling practices. The changing privacy laws (e.g. California Consumer Privacy Act) create new individual privacy rights and impose increased obligations on companies handling personal data. Additionally, the expansion into Canada is subject to additional privacy and security regulations which also impact the way we handle and secure data across borders.

We collect, process, and retain personally identifiable information regarding customers, associates and vendors in the normal course of our business. Our internal and third-party systems are at risk from hackers or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks are growing in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day-to-day basis. We invest in commercially reasonable security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties or other means.

Regulatory Risks

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their Franchise Agreements. Additionally, federal bankruptcy law can override protections afforded under state dealer laws.

State and provincial dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Certain U.S. state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. If dealer laws are repealed in the states where we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. In Canada, although laws differ by province, provincial law generally provides that both a manufacturer and dealer each has a common law and statutory duty of good faith and fair dealing in performance and enforcement of any Franchise agreement. Disputes are generally handled through the National Automobile Dealer Arbitration Program (NADAP). If a manufacturer wished to terminate a franchise, there is no guaranty that we would win such a dispute. Without the protection of state and provincial dealer laws, it may also be more difficult to renew our Franchise Agreements upon expiration or on terms acceptable to us.

In addition, these laws restrict the ability of automobile manufacturers to directly enter the retail market in the future. Manufacturer lobbying efforts and lawsuits may lead to the repeal or revision of these laws. For example, Tesla has received a favorable ruling in certain states allowing direct to consumer sales and service. In addition, many states have recently passed or are introducing legislation to permit direct to consumer auto sales in certain circumstances, allowing additional electric vehicle manufacturers such as Rivian to enter the market. If manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The agency model may also have a material impact on our revenues, results of operations and financial condition. Some manufacturers are moving to an agency model in other countries, whereby the consumer places an order directly with the manufacturer and names a preferred delivery dealer. The agency model is being used by manufacturers such as Volkswagen in Germany for all EVs and Daimler in the U.K. and other European regions. If the agency model is implemented in the countries and regions in which we operate for the sale of electric vehicles this could negatively affect our revenues, results of operations and financial condition.

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

Structural and Organizational Risks

Our ability to increase revenues and profitability through acquisitions depends on our ability to acquire and successfully integrate new vehicle franchises.

The U.S. and Canadian automobile industry is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. Accordingly, a principal component of our growth strategy is to make dealership acquisitions in our existing markets and in new geographic markets. Restrictions by our manufacturers and limitations on our access to capital resources may directly or indirectly limit our ability to acquire additional dealerships. In addition, increased competition for acquisitions, including from other national, regional and local dealership groups, and other strategic and financial buyers, some of which may have greater financial resources than us, could result in fewer acquisition opportunities for us and higher acquisition prices in the future.

We are required to obtain consent from the applicable manufacturer prior to the acquisition of a franchised store, which typically takes 60 to 90 days. In determining whether to approve an acquisition, a manufacturer considers factors including the number of such manufacturers’ stores currently owned, ownership of stores in contiguous markets, performance of existing stores, frequency of acquisitions, and our financial condition. In the past, manufacturers have not consented to our purchase of franchised stores and we cannot assure you that manufacturers will approve future acquisitions timely, if at all, which could significantly impair the execution of our acquisition strategy.

We make a substantial capital investment when we acquire dealerships. We finance acquisitions activity with cash flows from our operations, borrowings under our credit arrangements, proceeds from our offering of senior notes, proceeds from mortgage financing and the issuance of shares of Common Stock. The size of our acquisition activity in recent years magnifies risks associated with debt service obligations. These risks include potential lower earnings per share, our inability to pay dividends and potential negative impacts to the debt covenants we negotiated under our credit agreement. In addition, issuances of equity securities could result in dilution to existing shareholders.

We face other risks commonly encountered with growth through acquisitions. These risks include, without limitation:
•failing to identify suitable acquisition candidates and negotiate acceptable terms;
•failing to assimilate the operations and personnel of acquired dealerships;
•straining our existing systems, procedures, structures and personnel, including by disrupting our ongoing business and diverting our management resources;
•failing to achieve expected performance levels;
•incurring significantly higher capital expenditures and operating expenses, including incurring additional facility renovation costs or other expenses required by the manufacturer;
•entering new, unfamiliar markets;
•encountering undiscovered liabilities and operational difficulties at acquired dealerships;
•failing to maintain uniform standards, controls and policies;
•impairing relationships with employees, manufacturers and customers; and
•overvaluing entities to be acquired.

Our failure to address these risks or other problems encountered in connection with our acquisitions could cause us to fail to realize the anticipated benefits of these acquisitions, cause us to incur unanticipated liabilities and otherwise harm our business. Any of these risks, if realized, could materially and adversely affect our business, financial condition and results of operations.

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

Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks may be insured under various contracts with third-party insurance carriers. As of December 31, 2021, we had total reserve amounts associated with these programs of $56.4 million.

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

Risks related to investing in our Common stock

Oregon law and our Restated Articles of Incorporation may impede or discourage a takeover, which could impair the market price of our Common stock.

We are an Oregon corporation, and certain provisions of Oregon law and our Restated Articles of Incorporation may have anti-takeover effects. These provisions could delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in his or her best interest. These provisions may also affect attempts that might result in a premium over the market price for the shares held by shareholders and may make removal of the incumbent management and directors more difficult, which, under certain circumstances, could reduce the market price of our Common stock.

Our issuance of preferred stock could adversely affect holders of Common stock.

Our Board of Directors is authorized to issue a series of preferred stock without any action on the part of our holders of Common stock. Our Board of Directors also has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting powers, preferences over our Common stock with respect to dividends or if we voluntarily or involuntarily dissolve or distribute our assets, and other terms. If we issue preferred stock in the future that has preference over our Common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Common stock, the rights of holders of our Common stock or the price of our Common stock could be adversely affected.

Item 2. Properties

Our stores and other facilities consist primarily of vehicle showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, vehicle storage lots, parking lots and offices in two countries, across 25 U.S states and three Canadian provinces in the locations shown in the map under the Overview section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own our corporate headquarters in Medford, Oregon, and numerous other properties used in our operations. Certain of our owned properties are mortgaged. As of December 31, 2021, we had outstanding mortgage debt of $592.9 million. We also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant facilities and undeveloped land for future expansion.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock trades on the New York Stock Exchange under the symbol LAD. The number of shareholders of record and approximate number of beneficial holders of Common stock as of February 18, 2022 was 454 and 83,001, respectively.

Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Repurchases of Equity Securities
We made the following repurchases of our common stock during the fourth quarter of 2021:

For the full calendar month of	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)(1)
October	—	$—	—	$187,522
November	249,648	286.94	249,614	865,898
December	507,269	282.18	507,269	722,757
Total	756,917	283.75	756,883	722,757
(1)On November 30, 2021, our Board of Directors approved an additional $750 million repurchase authorization of our common stock. This new authorization is in addition to the amount previously authorized by the Board for repurchase.
(2)34 shares repurchased in the fourth quarter of 2021 were related to tax withholdings on vesting RSUs.

Stock Performance Graph
The stock performance graph and table that follow compare the cumulative total stockholder return on Lithia Motors, Inc.’s Common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500 Index), and an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive, Asbury Automotive Group, and CarMax for the five years ended December 31, 2021. The peer group indexes utilize the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the S&P 500 Index. All companies in the peer group indexes are weighted in accordance with their market capitalizations.1

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2021
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2016
2017
2018
2019
2020
2021
Lithia Motors, Inc.
S&P 500 Index - Total Return
Auto Peer Group

	Base Period	Indexed Returns for the Year Ended
Company/Index	2016	2017	2018	2019	2020	2021
Lithia Motors, Inc.	$100.00	$118.55	$80.65	$156.91	$315.07	$320.87
S&P 500 Index - Total Return	100.00	121.83	116.49	153.17	181.35	233.41
Auto Peer Group	100.00	98.94	87.70	126.55	150.94	224.47
1The graph and table assume that $100 was invested on the last day of trading for the calendar year ended December 31, 2016 in Lithia Motors, Inc’s Common stock, the S&P 500 Index, and peer group indexes, and that all dividends were reinvested. The S&P 500 Index was added as a comparison in the 2020 Form 10-K stock performance graph as a broad market index to replace the Russell 2000 Index going forward.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. Business, Item 1A. Risk Factors, and our Consolidated Financial Statements and Notes thereto.

Overview
We are one of the largest automotive retailers in the United States and were ranked #231 on the Fortune 500 in 2021. As of February 18, 2022, we offered 40 brands of new vehicles and all brands of used vehicles in 278 stores in North America and online at over 300 websites. We offer a wide range of products and services including new and used vehicles, finance and insurance products and automotive repair and maintenance.

REGIONAL REACH & DENSITY MAP

Canada
Region 1
Northwest
Region 1
North Central
Region 3
Northeast
Region 5
Southwest
Region 2
South Central
Region 4
Southeast
Region 6
90% REACH, 100-MILE DENSITY
90% REACH, 200-MILE DENSITY
90% REACH, 300-MILE DENSITY

2021 Region Revenue Mix

Northwest, 21%
Canada, 1%
Southeast, 8%
Northeast, 18%
Southwest, 29%
South Central, 12%
North Central, 11%

During the year ended December 31, 2021, we had net income of $1.1 billion, or $36.54 per diluted share, compared to net income of $470.3 million, or $19.53 per diluted share, during 2020. We experienced growth of revenue and gross profit in all major business lines in 2021 compared to 2020, primarily driven by increases in volume related to acquisitions, complimented by organic growth in used vehicles, finance and insurance and service, body and parts sales. On a same store basis, new vehicle revenues and gross profits experienced growth primarily driven by increases in average selling price per retail unit. New vehicle unit sales have successfully recovered from the prior year, returning to levels experienced in 2019 in spite of nationwide new inventory shortages.

For the year ended December 31, 2021, new vehicle sales accounted for approximately 49% of our revenue and approximately 29% of our gross profit. Used vehicle retail sales accounted for approximately 32% of our revenue and approximately 19% of our gross profit. Our parts and service and finance and insurance operations accounted for approximately 14% of our revenue and contributed approximately 51% of our gross profit.

As of December 31, 2021, we had available liquidity of $1.5 billion, which was comprised of $174.8 million in cash and $1.3 billion availability on our credit facilities and unfloored new vehicle inventory. In addition, our unfinanced real estate could provide additional liquidity of approximately $1.0 billion. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

Results of Operations
For the year ended December 31, 2021, we reported net income of $1.1 billion, or $36.54 per diluted share. For the years ended December 31, 2020 and 2019, we reported net income of $470.3 million, or $19.53 per diluted share, and $271.5 million, or $11.6 per diluted share, respectively.

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
($ in millions, except per vehicle data)	2021	2020	Change	%	2019	Change	%
Revenues
New vehicle retail	$11,197.7	$6,773.9	$4,423.8	65.3%	$6,799.1	$(25.2)	(0.4)%
Used vehicle retail	7,255.3	3,998.4	3,256.9	81.5	3,527.2	471.2	13.4
Finance and insurance	1,051.3	579.8	471.5	81.3	518.6	61.2	11.8
Service, body and parts	2,110.9	1,348.7	762.2	56.5	1,325.1	23.6	1.8
Total revenues	22,831.7	13,124.3	9,707.4	74.0	12,672.7	451.6	3.6

Gross profit
New vehicle retail	$1,218.5	$461.0	$757.5	164.3%	$385.6	$75.4	19.6%
Used vehicle retail	826.7	446.0	380.7	85.4	367.5	78.5	21.4
Finance and insurance	1,051.3	579.8	471.5	81.3	518.6	61.2	11.8
Service, body and parts	1,110.5	716.8	393.7	54.9	667.6	49.2	7.4
Total gross profit	4,259.0	2,225.6	2,033.4	91.4	1,953.8	271.8	13.9

Gross profit margins
New vehicle retail	10.9%	6.8%	410 bp		5.7%	110 bp
Used vehicle retail	11.4	11.2	20 bp		10.4	80 bp
Finance and insurance	100.0	100.0	0 bp		100.0	0 bp
Service, body and parts	52.6	53.1	-50 bp		50.4	270 bp
Total gross profit margin	18.7	17.0	170 bp		15.4	160 bp

Retail units sold
New vehicle retail	260,738	171,168	89,570	52.3%	180,532	(9,364)	(5.2)%
Used vehicle retail	275,495	183,230	92,265	50.4	170,423	12,807	7.5

Average selling price per retail unit
New vehicle retail	$42,946	$39,575	$3,371	8.5%	$37,661	$1,914	5.1%
Used vehicle retail	26,336	21,822	4,514	20.7	20,697	1,125	5.4

Average gross profit per retail unit
New vehicle retail	$4,673	$2,693	$1,980	73.5%	$2,136	$557	26.1%
Used vehicle retail	3,001	2,434	567	23.3	2,156	278	12.9
Finance and insurance	1,961	1,636	325	19.9	1,478	158	10.7

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations. Therefore, we have integrated same store measures into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in November 2020 would be included in same store operating data beginning in December 2021, after its first complete comparable month of operations. The fourth quarter operating results for the same store comparisons would include results for that store in only the period of December for both comparable periods.

	Year Ended December 31,
			2021 vs. 2020				2020 vs. 2019
($ in millions, except per vehicle data)	2021	2020	Change	%	2020	2019	Change	%
Revenues
New vehicle retail	$7,362.0	$6,463.6	$898.4	13.9%	$5,827.0	$6,424.8	$(597.8)	(9.3)%
Used vehicle retail	5,381.4	3,843.5	1,537.9	40.0	3,531.0	3,320.9	210.1	6.3
Finance and insurance	716.9	557.5	159.4	28.6	495.6	490.5	5.1	1.0
Service, body and parts	1,445.6	1,298.1	147.5	11.4	1,173.8	1,253.0	(79.2)	(6.3)
Total revenues	15,635.8	12,570.2	3,065.6	24.4	11,400.4	11,962.8	(562.4)	(4.7)

Gross profit
New vehicle retail	$803.0	$443.6	$359.4	81.0%	$405.0	$366.4	$38.6	10.5%
Used vehicle retail	635.3	433.6	201.7	46.5	400.6	351.7	48.9	13.9
Finance and insurance	716.9	557.5	159.4	28.6	495.6	490.5	5.1	1.0
Service, body and parts	779.6	689.4	90.2	13.1	618.5	632.1	(13.6)	(2.2)
Total gross profit	2,961.7	2,145.6	816.1	38.0	1,940.3	1,855.8	84.5	4.6

Gross profit margins
New vehicle retail	10.9%	6.9%	400 bp		7.0%	5.7%	130 bp
Used vehicle retail	11.8	11.3	50 bp		11.3	10.6	70 bp
Finance and insurance	100.0	100.0	— bp		100.0	100.0	— bp
Service, body and parts	53.9	53.1	80 bp		52.7	50.4	230 bp
Total gross profit margin	18.9	17.1	180 bp		17.0	15.5	150 bp

Retail units sold
New vehicle retail	168,927	162,771	6,156	3.8%	145,686	169,639	(23,953)	(14.1)%
Used vehicle retail	203,956	175,622	28,334	16.1	161,441	159,295	2,146	1.3

Average selling price per retail unit
New vehicle retail	$43,581	$39,710	$3,871	9.7%	$39,997	$37,873	$2,124	5.6%
Used vehicle retail	26,385	21,885	4,500	20.6	21,872	20,847	1,025	4.9

Average gross profit per retail unit
New vehicle retail	$4,754	$2,725	$2,029	74.5%	$2,780	$2,160	$620	28.7%
Used vehicle retail	3,115	2,469	646	26.2	2,481	2,208	273	12.4
Finance and insurance	1,923	1,647	276	16.8	1,614	1,491	123	8.2

New Vehicles
Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, providing used vehicle inventory through trade-ins, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work.

During 2021, new vehicle revenues and gross profit grew 65.3% and 164.3%, respectively, compared to 2020. This improvement resulted from our accelerated growth through strategic acquisitions and strong recovery from the impact of the COVID-19 pandemic, driving new vehicle unit sales up 52.3% compared to 2020. New vehicle unit sales experienced strong headwinds in 2020, declining 5.2% over the prior year. Despite increasing average sales prices, new vehicle revenues remained relatively flat in 2020 compared to 2019.

While market demand remained high throughout 2021, there continues to be a shortage of available new vehicles for sale driven largely by certain component shortages in the manufacturers’ supply chains. This imbalance has resulted in higher than normal average selling prices and gross profits per unit. The reduced levels of new vehicle availability are expected to continue into 2022. Throughout 2020, the impact of the COVID-19 pandemic on each of our markets varied. We experienced initial declines in new vehicle unit sales in the first half of the year and then saw continued incremental improvement each month following, with fourth quarter 2020 same store new vehicle unit sales nearing 2019 levels.

Same store new vehicle revenue was driven by an increase in unit volume of 3.8% and an increase in average selling prices of 9.7%. As the national new vehicle market plateaus, our stores focus on improving gross profit per new vehicle sold. On a same store basis, gross profit per new vehicle increased 74.5% during 2021 compared to 2020. Our recently acquired stores are also focused on improving gross profit per new vehicle as total company gross profit per unit increased 73.5% during 2021 compared to 2020. Pent-up demand and reduced inventory levels related to short-term production closures combined with increased manufacturer partner incentives contributed to these improvements in gross profit per unit. We believe these increases in gross profit per unit will return to normalized levels in 2022.

The same store new vehicle sales decrease in 2020 over 2019 of 9.3% included a decrease in unit sales of 14.1%, offset by an increase of 5.6% in average selling prices.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (CPO) vehicles; core vehicles, which are late-model vehicles with lower mileage; and value autos, which are vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During 2021, our stores sold an average of 92 used vehicles per store per month. This compares to 78 used vehicles per store per month in 2020 and 77 in 2019.

Used vehicle demand remains high, due in part to the lower levels of new vehicle inventory available for sale. This demand is resulting in higher than normal average selling prices and gross profits per unit in 2021.

Used vehicle revenues increased 81.5% during 2021 compared to 2020 and 13.4% in 2020 compared to 2019. These increases are due to a combination of increased volume from acquisitions and organic growth in all categories of used vehicle sales at our seasoned stores. Excluding the impact of acquisitions, on a same store basis, used vehicle revenues increased 40.0% during 2021 and included a 16.1% increase in unit volume and a 20.6% increase in average selling price per retail unit compared to 2020. The revenue increase in 2021 was driven by an increase in our core vehicles of 46.2% and supported by increases in value auto and CPO vehicle categories of 47.3% and 22.4%, respectively. The increase in our core vehicle category includes a 21.5% increase in volume, complimented by a 20.3% increase in average selling price per vehicle.

Used vehicle gross profits increased 85.4% during 2021 compared to 2020 and 21.4% in 2020 compared to 2019. On a same store basis, used vehicle gross profit increased 46.5% in 2021 compared to 2020, led by the performance in our core vehicles of 44.3% and supported by increases in value auto and CPO vehicle categories of 46.3% and 52.8%, respectively. The increase in our core vehicle category was driven by both an increase in volume an increase in gross profit per unit. Gross profit per unit in our core vehicle category, which accounted for 60.0% of our used vehicle unit sales in 2021, increased 18.8%, from $2,501 in 2020 to $2,970 in 2021. The increase in same store gross profit in our value auto category was driven by a 22.9% increase in gross profit per unit from $2,498 in 2020 to $3,071 in 2021. Our CPO category experienced a decrease in volume, with unit sales decreasing 0.4% in 2021 compared to 2020, but saw an increase in gross profit per unit of 53.5%, from $2,360 in 2020 to $3,621 in 2021.

Similar to new vehicles, used vehicle sales volumes were impacted by the COVID-19 pandemic during 2020. Initial declines were similar to new vehicles in the beginning of the year; however, we experienced significant improvements during the rest of 2020.

Used vehicle revenues increased 6.3% in 2020 compared to 2019 on a same store basis due to increases in unit volume and average selling prices of 1.3% and 4.9%, respectively. Same store used vehicle gross profit also increased 13.9% in 2020 compared to 2019.

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

The increases in finance and insurance revenue in 2021 compared to 2020 and in 2020 compared to 2019, were primarily due to increased volume related to acquisitions, combined with expanded product offerings and increasing penetration rates. Third party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability. During 2021, finance and insurance sales accounted for 4.6% of total revenues and 24.7% of total gross profits. On a same store basis, finance and insurance sales accounted for 4.6% of total revenues and 24.2% of total gross profits in 2021. Same store finance and insurance revenues increased 28.6% during 2021 compared to 2020 and 1.0% during 2020 compared to 2019. These increases were driven by increases in finance and insurance revenues per retail unit, combined with increases in used vehicle unit volume. On a same store basis, our finance and insurance revenues per retail unit increased $276 per unit to $1,923 in 2021 compared to 2020 and $123 per unit to $1,614 in 2020 compared to 2019. The increase in 2021 compared to 2020 was primarily due to increases in volume and increases in service contract and financing penetration rates of 40 basis points and 120 basis points, respectively, from 48.8% to 49.2% and from 74.4% to 75.6%, respectively.

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

Our service, body and parts revenue grew in all areas in 2021 compared to 2020 and grew in customer pay and warranty work in 2020 compared to 2019, primarily due to acquisitions. With more late-model units in operation, continued increase of vehicles in operation from 2015 to 2019, and a plateauing new vehicle market, we believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance. We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts.

On a same store basis, service, body and parts revenue increased 11.4% during 2021, primarily driven by an increase in customer pay of 18.4%. Performance in parts wholesale and body shop also saw increases of 19.8% and 0.5%, respectively, compared to the same period of 2020.

Same store service, body and parts gross profit increased 13.1% during 2021 compared to 2020 and decreased 2.2% during 2020 compared to 2019, primarily as a result of shelter in place policies in effect during the first half of

2020. Our gross margins continue to increase as our mix has shifted towards customer pay, which has higher margins than other service work.

Segments
Certain financial information by segment is as follows:

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Revenues:
Domestic	$6,975.3	$4,503.0	$2,472.3	54.9%	$4,382.4	$120.6	2.8%
Import	9,690.8	5,448.8	4,242.0	77.9	5,267.8	181.0	3.4
Luxury	6,114.8	3,152.0	2,962.8	94.0	2,991.9	160.1	5.4
	22,780.9	13,103.8	9,677.1	73.8	12,642.1	461.7	3.7
Corporate and other	50.8	20.5	30.3	NM	30.6	(10.1)	NM
	$22,831.7	$13,124.3	$9,707.4	74.0%	$12,672.7	$451.6	3.6%
NM - Not meaningful

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Segment income*:
Domestic	$466.4	$230.0	$236.4	102.8%	$123.4	$106.6	86.4%
Import	813.4	249.8	563.6	225.6	153.9	95.9	62.3
Luxury	384.6	98.5	286.1	290.5	57.1	41.4	72.5
Total segment income for reportable segments	$1,664.4	$578.3	$1,086.1	187.8%	$334.4	$243.9	72.9%
*Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net.
Reconciliation of total segment income for reportable segments to our consolidated income before income taxes:

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Total segment income for reportable segments	$1,664.4	$578.3	$1,086.1	187.8%	$334.4	$243.9	72.9%
Corporate and other	108.5	176.7	(68.2)	(38.6)	170.2	6.5	3.8
Depreciation and amortization	(127.3)	(92.3)	35.0	37.9	(82.4)	9.9	12.0
Other interest expense	(108.2)	(73.1)	35.1	48.0	(60.6)	12.5	20.6
Other income, net	(52.6)	58.9	(111.5)	NM	13.8	45.1	NM
Income before income taxes	$1,484.8	$648.5	$836.3	129.0%	$375.4	$273.1	72.7%
NM - Not meaningful

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
	2021	2020	Change	%	2019	Change	%
Retail new vehicle retail unit sales:
Domestic	64,269	48,421	15,848	32.7%	53,262	(4,841)	(9.1)%
Import	146,150	93,111	53,039	57.0	98,365	(5,254)	(5.3)
Luxury	50,715	30,087	20,628	68.6	29,238	849	2.9
	261,134	171,619	89,515	52.2	180,865	(9,246)	(5.1)
Allocated to management	(396)	(451)	55	12.2	(333)	(118)	(35.4)
	260,738	171,168	89,570	52.3%	180,532	(9,364)	(5.2)%

Domestic
A summary of financial information for our Domestic segment follows:

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Revenue:
New vehicle retail	$3,202.8	$2,235.0	$967.8	43.3%	$2,287.5	$(52.5)	(2.3)%
Used vehicle retail	2,458.6	1,461.0	997.6	68.3	1,264.7	196.3	15.5
Used vehicle wholesale	285.3	104.1	181.2	174.1	113.6	(9.5)	(8.4)
Finance and insurance	295.2	199.0	96.2	48.3	184.2	14.8	8.0
Service, body and parts	626.3	456.7	169.6	37.1	477.5	(20.8)	(4.4)
Fleet and other	107.1	47.2	59.9	126.9	54.9	(7.7)	(14.0)
	$6,975.3	$4,503.0	$2,472.3	54.9	$4,382.4	$120.6	2.8
Segment income	$466.4	$230.0	$236.4	102.8	$123.4	$106.6	86.4
New vehicle retail unit sales	64,269	48,421	15,848	32.7%	53,262	(4,841)	(9.1)%

Total Revenue in our Domestic segment increased 54.9% in 2021 compared to 2020, driven by increases in all business lines. New vehicle unit sales increased 32.7%, driven by our acquisition activity. Same store units declined 2.7% in 2021 compared to 2020, primarily due to decreases in Chrysler and Ford. However, Domestic segment revenues benefited from improved used vehicle retail sales due to a 38.8% increase in volume and a 21.3% increase in average selling price per vehicle in 2021 compared to 2020. Finance and insurance revenue also contributed to the overall increase in Domestic segment revenue, driven by the increased used vehicle retail volume, combined with a 8.9% increase in finance and insurance income per retail unit sold to $1,923 per unit.

Strong performance in used vehicle retail and finance and insurance revenues in 2020 contributed to the 2.8% increase in revenue over 2019.

Our Domestic segment income increased 102.8% in 2021 compared to 2020 due to gross profit growth of 60.0%, with a decrease in floor plan interest expense of 19.9%, offset by an increase in SG&A of 45.2%. As a percentage of gross profit, SG&A decreased 610 basis points in 2021 compared to 2020.

Our Domestic segment income increased 86.4% in 2020 compared to 2019 due to gross profit growth of 12.1% with declines in SG&A and floor plan interest expense of 0.4% and 42.3%, respectively. As a percentage of gross profit, SG&A decreased 820 basis points in 2020 compared to 2019.

Import
A summary of financial information for our Import segment follows:

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Revenue:
New vehicle retail	$4,961.1	$2,881.0	$2,080.1	72.2%	$2,920.8	$(39.8)	(1.4)%
Used vehicle retail	2,915.9	1,610.4	1,305.5	81.1	1,448.5	161.9	11.2
Used vehicle wholesale	369.2	126.0	243.2	193.0	112.1	13.9	12.4
Finance and insurance	559.7	281.5	278.2	98.8	247.4	34.1	13.8
Service, body and parts	836.0	517.2	318.8	61.6	496.2	21.0	4.2
Fleet and other	48.9	32.7	16.2	49.5	42.8	(10.1)	(23.6)
	$9,690.8	$5,448.8	$4,242.0	77.9	$5,267.8	$181.0	3.4
Segment income	$813.4	$249.8	$563.6	225.6	$153.9	$95.9	62.3
New vehicle retail unit sales	146,150	93,111	53,039	57.0%	98,365	(5,254)	(5.3)%

Total Revenue in our Import segment increased 77.9% in 2021 compared to 2020, driven by increases in all business lines. New vehicle unit sales in our Import segment increased 57.0%, driven by our acquisition activity and a 5.7% increase on a same store basis. Import segment revenues benefited from improved used vehicle retail sales due to a 51.2% increase in volume and 19.7% increase in average selling price. Finance and insurance revenue also contributed to the overall increase in Import segment revenue, driven by the increased volume combined with a 28.9% increase in finance and insurance income per retail unit sold to $2,010 per unit.

The increase in our Import segment revenue in 2020 compared to 2019 was driven by increases in used vehicle retail, finance and insurance, and service, body and parts. New vehicle unit sales in our Import segment decreased 5.3%. However, Import segment revenues benefited from improved used vehicle retail revenue due to a 6.3% increase in volume, increases in finance and insurance revenues as a result of increased volume combined with a 13.8% increase in finance and insurance income per retail unit sold to $1,559 per unit, and improved service, body and parts revenues in 2020 compared to 2019.

Our Import segment income increased 225.6% in 2021 compared to 2020 due to gross profit growth of 106.7% with a decrease in floor plan interest expense of 4.1%, offset by an increase in SG&A expense of 68.8%. As a percentage of gross profit, SG&A decreased 1300 basis points in 2021 compared to 2020.

Our Import segment income increased 62.3% in 2020 compared to 2019 due to gross profit growth of 15.2% with only a minimal increase in SG&A expense of 7.0% and a decrease in floor plan interest expense of 28.3%. As a percentage of gross profit, SG&A decreased 550 basis points in 2020 compared to 2019.

Luxury
A summary of financial information for our Luxury segment follows:

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Revenue:
New vehicle retail	$3,038.2	$1,659.4	$1,378.8	83.1%	$1,588.8	$70.6	4.4%
Used vehicle retail	1,884.8	927.9	956.9	103.1	813.3	114.6	14.1
Used vehicle wholesale	270.6	78.2	192.4	246.0	75.3	2.9	3.9
Finance and insurance	205.7	94.7	111.0	117.2	77.1	17.6	22.8
Service, body and parts	614.4	358.7	255.7	71.3	335.3	23.4	7.0
Fleet and other	101.1	33.1	68.0	205.4	102.1	(69.0)	(67.6)
	$6,114.8	$3,152.0	$2,962.8	94.0	$2,991.9	$160.1	5.4
Segment income	$384.6	$98.5	$286.1	290.5	$57.1	$41.4	72.5
New vehicle retail unit sales	50,715	30,087	20,628	68.6%	29,238	849	2.9%

The increase in our Luxury segment revenue in 2021 compared to 2020 resulted from increases in all business lines. New vehicle unit sales increased 68.6%, driven by our acquisition activity and an 8.4% increase on a same store basis. Our Luxury segment revenues also benefited from a 72.0% increase in used vehicle unit sales, a 27.5% increase in finance and insurance revenues per retail unit to $1,964 per unit and growth in service, body and parts during 2021 compared to 2020.

Our Luxury segment revenue increased in 2020 compared to 2019 across all major business lines. New vehicle unit sales increased 2.9% over the prior year. Our Luxury segment revenues also benefited from a 9.3% increase in used vehicle unit sales, a 15.9% increase in finance and insurance revenues per retail unit to $1,541 per unit and growth in service, body and parts during 2020 compared to 2019.

Our Luxury segment income increased 290.5% in 2021 compared to 2020. This increase was due to gross profit growth of 115.1% and decreased floor plan interest expense of 2.2%, offset by an increase in SG&A of 74.9%. As a percentage of gross profit, SG&A decreased 1410 basis points in 2021 compared to 2020.

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

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Revenue, net	$50.8	$20.5	$30.3	NM	$30.6	$(10.1)	NM
Segment income	108.5	176.7	(68.2)	(38.6)%	170.2	6.5	3.8%
NM - not meaningful

The increase in Corporate and other revenues in 2021 compared to 2020 and decrease in 2020 compared to 2019 was primarily affected by our reserve for revenue reversals associated with unwound vehicle sales.

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

The decrease in Corporate and other income in 2021 compared to 2020 was primarily due to unrealized investment losses. The increase in Corporate and other segment income in 2020 compared to 2019 was primarily due increased gains on the divestiture of stores.

See Note 17 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Form 10-K for additional information.

Asset Impairments
Asset impairments recorded as a component of operations consist of the following:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Franchise value	$1.9	$4.4	$0.4
Goodwill	—	3.5	1.7
Long-lived assets	—	—	0.5
Total asset impairments	$1.9	$7.9	$2.6

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

During the third quarter of 2021, there was an indication of a triggering event at a certain reporting unit. We tested the goodwill and franchise value for this location. As a result, we identified it was more likely than not the fair values were less than the carrying amounts, and we recorded a non-cash impairment charge of $1.9 million, which was equal to the difference between the fair value and the carrying value for franchise value. This location was subsequently sold in the fourth quarter of 2021.

In the second quarter of 2020, there were indications of a triggering event at certain reporting units. We tested the franchise value and goodwill for these locations. As a result, we identified certain reporting units where it was more likely than not the fair values were less than the carrying amounts, and we recorded non-cash impairment charges of $4.4 million and $3.5 million, which was equal to the difference between the fair value and the carrying value for franchise value and goodwill, respectively. One of these locations was subsequently sold in the fourth quarter of 2020, with the remainder sold in 2021.

In the first quarter of 2019, we recorded an asset impairment of $0.5 million associated with certain real properties. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value. The impaired long-lived asset was subsequently sold in the second quarter of 2019.

As a result of our 2019 annual impairment testing, we identified certain reporting units where it was more likely than not the fair value was less than the carrying amount, and recorded non-cash impairment charges of $0.4 million and $1.7 million for franchise value and goodwill, respectively. These locations were subsequently sold in 2020.

See Note 1, Note 4, Note 5, and Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Selling, General and Administrative (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Personnel	$1,747.7	$983.7	$764.0	77.7%	$911.2	$72.5	8.0%
Advertising	162.2	97.4	64.8	66.5	111.9	(14.5)	(13.0)
Rent	54.3	41.4	12.9	31.2	41.3	0.1	0.2
Facility costs	117.0	81.1	35.9	44.3	77.4	3.7	4.8
Gain on sale of assets	(2.3)	(18.2)	15.9	(87.4)	(9.7)	(8.5)	87.6
Other	383.0	242.9	140.1	57.7	241.7	1.2	0.5
Total SG&A	$2,461.9	$1,428.3	$1,033.6	72.4%	$1,373.8	$54.5	4.0%

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
As a % of gross profit	2021	2020	Change		2019	Change
Personnel	41.0%	44.2%	(320)	bps	46.6%	(240)	bps
Advertising	3.8	4.4	(60)		5.7	(130)
Rent	1.3	1.9	(60)		2.1	(20)
Facility costs	2.7	3.6	(90)		4.0	(40)
Gain on sale of assets	(0.1)	(0.8)	70		(0.5)	(30)
Other	9.1	10.9	(180)		12.4	(150)
Total SG&A	57.8%	64.2%	(640)	bps	70.3%	(610)	bps

SG&A increased 72.4%, or $1.0 billion in 2021 compared to 2020. Overall increases in SG&A were primarily due to increased personnel costs resulting from our growth through acquisitions. Other expenses in 2021 included acquisition expenses of $20.2 million, compared to $3.0 million in 2020 and $5.8 million of storm related insurance charges, compared to $6.1 million in 2020. Gain on the sale of stores was $16.6 million in 2020 with no net gain or loss recognized in 2021.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit was 42.5% in 2021 compared to 64.6% in 2020, which included decreases across all categories.

SG&A increased 4.0%, or $54.5 million, in 2020 compared to 2019. Overall increases in SG&A were primarily due to increased personnel costs which resulted from our growth through acquisitions, offset by decreases in advertising spend and gains on sales of assets. Other expenses in 2020 included acquisition expenses of $3.0 million, compared to $2.5 million in 2019 and $6.1 million of storm related insurance charges, compared to $9.5 million in 2019. Gains on the sale of stores were $16.6 million and $9.7 million in 2020 and 2019, respectively.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit was 64.5% in 2020 compared to 70.2% in 2019, which included decreases seen across all categories.

SG&A adjusted for non-core charges was as follows:

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Personnel	$1,747.7	$983.7	$764.0	77.7%	$911.2	$72.5	8.0%
Advertising	162.2	97.4	64.8	66.5	111.9	(14.5)	(13.0)
Rent	54.3	41.4	12.9	31.2	41.3	0.1	0.2
Facility costs	117.0	81.1	35.9	44.3	77.4	3.7	4.8
Adjusted loss (gain) on sale of assets	(2.3)	(1.6)	(0.7)	43.8	0.0	(1.6)	NM
Adjusted other	357.0	233.8	123.2	52.7	229.7	4.1	1.8
Total adjusted SG&A	$2,435.9	$1,435.8	$1,000.1	69.7%	$1,371.5	$64.3	4.7%

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
As a % of gross profit	2021	2020	Change		2019	Change
Personnel	41.0%	44.2%	(320)	bps	46.6%	(240)	bps
Advertising	3.8	4.4	(60)		5.7	(130)
Rent	1.3	1.9	(60)		2.1	(20)
Facility costs	2.7	3.6	(90)		4.0	(40)
Adjusted loss (gain) on sale of assets	(0.1)	(0.1)	—		0.0	(10)
Adjusted other	8.5	10.5	(200)		11.8	(130)
Total adjusted SG&A	57.2%	64.5%	(730)	bps	70.2%	(570)	bps
See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization related to tradenames.

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Depreciation and amortization	$127.3	$92.3	$35.0	37.9%	$82.4	$9.9	12.0%

Acquisition activity contributed to the increases in depreciation and amortization in 2021 compared to 2020 and in 2020 compared to 2019. We acquired approximately $559.8 million and $241 million of depreciable property as part of our 2021 and 2020 acquisitions, respectively. Capital expenditures totaled $260.4 million and $167.8 million, respectively, in 2021 and 2020. These investments increase the amount of depreciable assets. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

	Year Ended December 31,
	2021	2020	2019
Operating margin	7.3%	5.3%	3.9%
Operating margin adjusted for non-core charges(1)	7.4	5.3	3.9
(1)See “Non-GAAP Reconciliations” for additional information.

In 2021, our operating margin increased 200 basis points compared to 2020. In 2021, the increase in our operating margin was driven by a decrease in SG&A as a percentage of gross profit and increased total gross margin. Adjusting for non-core charges, including storm related insurance charges and acquisition expenses, our operating margin increased 210 basis points in 2021 compared to 2020.

In 2020, our operating margin increased 140 basis points compared to 2019. In 2020, the increase in our operating margin was driven by a decrease in SG&A as a percentage of gross profit and increased total gross margin.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense decreased $12.1 million in 2021 compared to 2020, primarily due to new vehicle inventory shortages and increasing consumer demand. Floor plan interest expense decreased 52.2% for pre-existing locations, offset by a 7.6% increase related to acquisition volume and a 9.4% increase related to increased interest rates.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned:

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Floor plan interest expense (new vehicles)	$22.3	$34.4	$(12.1)	(35.2)%	$72.8	$(38.4)	(52.7)%
Floor plan assistance (included as an offset to cost of sales)	(120.1)	(72.8)	(47.3)	65.0	(69.0)	(3.8)	5.5
Net new vehicle carrying costs (benefit)	$(97.8)	$(38.4)	$(59.4)	154.7%	$3.8	$(42.2)	NM

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, our revolving lines of credit, and issued senior notes.

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Mortgage interest	$24.9	$26.2	$(1.3)	(5.0)%	$27.5	$(1.3)	(4.7)%
Other interest	85.3	48.5	36.8	75.9	35.4	13.1	37.0
Capitalized interest	(2.0)	(1.6)	(0.4)	25.0	(2.3)	0.7	(30.4)
Total other interest expense	$108.2	$73.1	$35.1	48.0%	$60.6	$12.5	20.6%

The increase in other interest expense in 2021 compared to 2020 was due to the issuances of $800 million in aggregate principal amount of 3.875% senior notes due 2029 in May 2021 and $550 million in aggregate principal amount of 4.375% senior notes due 2031 in October 2020. These increases were offset by the payoff of our $300 million in aggregate principal amount of 5.250% senior notes in August 2021. See also Note 6 of Notes to Consolidated Financial Statements for additional information.

The increase in other interest expense in 2020 compared to 2019 was due to the issuances of $400 million in aggregate principal amount of 4.625% senior notes due 2027 in December 2019 and $550 million in aggregate principal amount of 4.375% senior notes due 2031 in October 2020, offset by decreases in our average borrowings on our credit facilities.

Other Income (Expense), Net
Other income (expense), net primarily includes other income associated interest income and other non-recurring transactions.

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	2021	2020	Change	%	2019	Change	%
Other income (expense), net	$(52.6)	$58.9	$(111.5)	NM	$13.8	$45.1	NM

The decrease in other income (expense), net in 2021 compared to 2020 was primarily due to a $66.4 million unrealized loss related to our investment in Shift Technologies, Inc. compared to a $43.8 million unrealized investment gain in 2020 for the same investment. We also recognized a $10.3 million loss in 2021 on the early redemption of our $300 million principal amount 5.250% senior notes originally due 2025. The increase in other income (expense), net in 2020 compared to 2019 was also due to the same unrealized investment gain in 2020 related to our investment in Shift Technologies, Inc.

Income Tax Provision
Our effective income tax rate was as follows:

	Year Ended December 31,
	2021	2020	2019
Effective income tax rate	28.4%	27.5%	27.7%
Effective income tax rate excluding non-core items(1)	26.8	27.6	27.6
(1)See “Non-GAAP Reconciliations” for more details

Our effective income tax rate was 28.4% for 2021 compared to 27.5% for 2020. Our 2021 effective income tax rate was negatively affected by a valuation allowance established for certain deferred tax assets not expected to be realized. The increase in tax rate was offset by stock awards vesting in the current period and a reduction in the current and deferred state tax rate due to legislative updates and changing state mix.

Excluding the valuation allowance established during 2021, our effective income tax rate excluding non-core items for 2021 would have been 26.8%, a decrease of 80 basis points compared to the rate for 2020.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (in millions, except per share amounts):

	Year Ended December 31, 2021
(In millions)	As reported	Asset impairment	Investment loss	Insurance reserves	Acquisition expenses	Loss on redemption of senior notes	Adjusted
Asset impairment	$1.9	$(1.9)	$—	$—	$—	$—	$—
Selling, general and administrative	2,461.9	—	—	(5.8)	(20.2)	—	2,435.9
Operating income	1,667.9	1.9	—	5.8	20.2	—	1,695.8
Other income (expense), net	(52.6)	—	66.4	—	—	10.3	24.1

Income before income taxes	$1,484.8	$1.9	$66.4	$5.8	$20.2	$10.3	$1,589.4
Income tax (provision) benefit	(422.1)	(0.5)	6.6	(1.6)	(5.1)	(2.7)	(425.4)
Net income	1,062.7	1.4	73.0	4.2	15.1	7.6	1,164.0
Net income attributable to non-controlling interest	(1.7)	—	—	—	—	—	(1.7)
Net income attributable to redeemable non-controlling interest	(0.9)	—	—	—	—	—	(0.9)
Net income attributable to Lithia Motors, Inc.	$1,060.1	$1.4	$73.0	$4.2	$15.1	$7.6	$1,161.4

Diluted earnings per share attributable to Lithia Motors, Inc.	$36.54	$0.05	$2.52	$0.14	$0.52	$0.26	$40.03
Diluted share count	29.0

	Year Ended December 31, 2020
(In millions)	As reported	Net disposal gain on sale of stores	Asset impairment	Investment gains	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Asset impairment	$7.9	$—	$(7.9)	$—	$—	$—	$—	$—
Selling, general and administrative	1,428.3	16.6	—	—	(6.1)	(3.0)	—	1,435.8
Operating income (loss)	697.1	(16.6)	7.9	—	6.1	3.0	—	697.5
Other income (expense), net	58.9	—	—	(43.8)	—	—	—	15.1

Income (loss) before income taxes	$648.5	$(16.6)	$7.9	$(43.8)	$6.1	$3.0	$—	$605.1
Income tax (provision) benefit	(178.2)	4.6	(2.3)	12.1	(1.6)	(0.8)	(0.8)	(167.0)
Net income (loss)	$470.3	$(12.0)	$5.6	$(31.7)	$4.5	$2.2	$(0.8)	$438.1

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$19.53	$(0.50)	$0.23	$(1.32)	$0.19	$0.09	$(0.03)	$18.19
Diluted share count	24.1

	Year Ended December 31, 2019
(In millions)	As reported	Net disposal gain on sale of stores	Asset impairment	Insurance reserves	Acquisition expenses	Adjusted
Asset impairment	$2.6	$—	$(2.6)	$—	$—	$—
Selling, general and administrative	1,373.8	9.7	—	(9.5)	(2.5)	1,371.5
Operating income (loss)	495.0	(9.7)	2.6	9.5	2.5	499.9

Income (loss) before income taxes	$375.4	$(9.7)	$2.6	$9.5	$2.5	$380.3
Income tax (provision) benefit	(103.9)	2.8	(0.7)	(2.6)	(0.7)	(105.1)
Net income (loss)	$271.5	$(6.9)	$1.9	$6.9	$1.8	$275.2

Diluted earnings per share attributable to Lithia Motors, Inc.	$11.60	$(0.30)	$0.08	$0.30	$0.08	$11.76
Diluted share count	23.4

Liquidity and Capital Resources
We manage our liquidity and capital resources in the context of our overall business strategy, continually forecasting and managing our cash, working capital balances and capital structure to meet the short-term and long-term obligations of our business while maintaining liquidity and financial flexibility. Our free cash flow deployment strategy targets an allocation of 65% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 10% in shareholder return in the form of dividends and share repurchases.

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

Available Sources
Below is a summary of our immediately available funds:

	As of December 31,
(Dollars in millions)	2021	2020	Change	%
Cash, restricted cash, and cash equivalents	$174.8	$162.4	$12.4	7.6%
Unfinanced new vehicles	—	113.4	(113.4)	NM
Available credit on the credit facilities	1,344.8	1,237.1	107.7	8.7%
Total current available funds	$1,519.6	$1,399.5	$120.1	8.6%
NM - Not meaningful

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Net cash provided by operating activities	$1,797.2	$544.6	$524.5
Net cash used in investing activities	(2,890.4)	(1,605.8)	(463.0)
Net cash provided by (used in) financing activities	1,106.7	1,139.8	(9.1)

Operating Activities
Cash provided by operating activities increased $1.3 billion in 2021 compared to 2020, primarily as a result of improved profitability, lower inventory turns compared to the prior year and growth in our business through acquisitions.

Borrowings from and repayments to our syndicated credit facility related to our new vehicle inventory floor plan financing are presented as financing activities. Additionally, the cash paid for inventory purchased as part of an acquisition is presented as an investing activity, while the subsequent flooring of the inventory is included in floor plan notes payable cash activities.

To better understand the impact of these items, adjusted net cash provided by operating activities is presented below:

	Year Ended December 31,
			2021 vs. 2020		2020 vs. 2019
(Dollars in millions)	2021	2020	Change	2019	Change
Net cash provided by operating activities – as reported	$1,797.2	544.6	$1,252.6	$524.5	$20.1
Less: Net repayments on floor plan notes payable: non-trade	(685.3)	(20.6)	(664.7)	(54.6)	34.0
Add: Temporary pay down of outstanding borrowings on floor plan notes payable: non-trade	—	113.4	(113.4)	—	113.4
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(355.5)	(255.0)	(100.5)	(80.0)	(175.0)
Net cash provided by operating activities – adjusted	$756.4	$382.4	$374.0	$389.9	$(7.5)

Inventories are the most significant component of our cash flow from operations. As of December 31, 2021, our new vehicle days’ supply was 24 days, or 26 days lower than our days’ supply as of December 31, 2020. Our days’ supply of used vehicles was 61 days, which was four days lower than our days’ supply as of December 31, 2020. We calculate days’ supply of inventory based on current inventory levels, including in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $2.9 billion and $1.6 billion, respectively, for 2021 and 2020. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Year Ended December 31,
			2021 vs. 2020		2020 vs. 2019
(Dollars in millions)	2021	2020	Change	2019	Change
Capital expenditures	$(260.4)	$(167.8)	$(92.6)	$(124.9)	$(42.9)
Cash paid for acquisitions, net of cash acquired	(2,699.3)	(1,503.3)	(1,196.0)	(366.6)	(1,136.7)
Cash paid for other investments	(10.2)	(11.2)	1.0	(7.2)	(4.0)
Proceeds from sales of stores	76.3	57.5	18.8	46.7	10.8

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Post-acquisition capital improvements	$37.2	$32.5	$33.9
Facilities for open points	14.1	—	5.4
Purchase of facilities for existing operations	21.9	29.6	3.1
Existing facility improvements	81.6	48.7	50.2
Maintenance	105.6	57.0	32.3
Total capital expenditures	$260.4	$167.8	$124.9

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

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by these transactions are recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Number of stores acquired	77	30	9
Number of stores opened	1	—	—
Number of franchises added	—	—	1

Cash paid for acquisitions, net of cash acquired	$(2,699.3)	$(1,503.3)	$(366.6)
Add: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	355.5	255.0	80.0
Cash paid for acquisitions, net of cash acquired – adjusted	$(2,343.8)	$(1,248.3)	$(286.6)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Cash provided by (used in) financing activities, as reported	$1,106.7	1,139.8	$(9.1)
Add: Net repayments on floor plan notes payable: non-trade	685.3	20.6	54.6
Cash provided by financing activities, as adjusted	$1,792.0	$1,160.4	$45.5

Below are highlights of significant activity related to our cash flows from financing activities, excluding net (repayments) borrowings on floor plan notes payable: non-trade, which are discussed above:

	Year Ended December 31,
			2021 vs. 2020		2020 vs. 2019
(Dollars in millions)	2021	2020	Change	2019	Change
Net borrowings (repayments) on lines of credit	$325.4	$(110.0)	$435.4	$(314.6)	$204.6
Principal payments on long-term debt and finance lease liabilities, other	(486.5)	(6.3)	(480.2)	(11.0)	4.7
Proceeds from the issuance of long-term debt	1,161.8	606.5	555.3	420.3	186.2
Proceeds from the issuance of common stock	1,136.2	790.4	345.8	11.0	779.4
Payment of debt issuance costs	(14.7)	(10.8)	(3.9)	(5.8)	(5.0)
Repurchases of common stock	(230.7)	(50.6)	(180.1)	(3.2)	(47.4)
Dividends paid	(38.8)	(29.1)	(9.7)	(27.6)	(1.5)

Borrowing and Repayment Activity
During 2021, we raised net proceeds of $1.2 billion through the issuance of debt, including the issuance of $800.0 million in aggregate principal amount of 3.875% senior notes due 2029 and $344.4 million through non-recourse notes payable secured by a portion of our Driveway Finance auto loan receivable portfolio. Using these proceeds we repaid $325.4 million, net, on our lines of credit and redeemed our $300 million in aggregate principal amount of 5.250% senior notes at a redemption price equal to 102.625% of the principal amount of the notes plus accrued and unpaid interest thereon. These funds were primarily used for acquisitions, share repurchases and capital expenditures.

Our debt to total capital ratio, excluding floor plan notes payable, was 42.4% at December 31, 2021 compared to 44.5% at December 31, 2020.

Equity Transactions
In May 2021, we completed the public offering of 3,571,428 shares of our Common stock, no par value per share, which included the exercise in full by the underwriters of their option to purchase up to 465,838 additional shares of our Common stock, at the public offering price of $322.00 per share. We received $1.11 billion from the offering, net of the underwriting discount and before deducting the offering expenses of $0.6 million.

In November 2021, our Board of Directors authorized the repurchase of up to $750 million of our Common stock. This new authorization is in addition to the amount previously authorized by the Board for repurchase. As of December 31, 2021, we had $722.8 million available for repurchase under the program. The authority to repurchase does not have an expiration date.

During 2021, we paid dividends on our Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2021	$0.31	$8.3
May 2021	0.35	9.3
August 2021	0.35	10.6
November 2021	0.35	10.6

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

(Dollars in millions)	Outstanding as of December 31, 2021	Remaining Available as of December 31, 2021
Floor plan notes payable: non-trade	$835.9	$—	(1)
Floor plan notes payable	354.2	—
Used and service loaner vehicle inventory financing commitments	500.0	267.4	(2)
Revolving lines of credit	219.9	1,077.4	(2),(3)
Real estate mortgages	592.9	—
Finance lease obligations	53.6	—
Non-recourse notes payable	317.6	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Other debt	1.9	—
Unamortized debt issuance costs	(26.5)	—	(4)
Total debt	$4,599.5	$1,344.8
(1)As of December 31, 2021, we had a $2.2 billion new vehicle floor plan commitment as part of our credit facility.
(2)The amounts available on the credit facilities are limited based on borrowing base calculations and fluctuates monthly.
(3)Available credit is based on the borrowing base amount effective as of November 30, 2021. This amount is reduced by $33.5 million for outstanding letters of credit.

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

This credit facility provides for a total financing commitment of $3.75 billion, which may be further expanded, subject to lender approval and the satisfaction of other conditions, up to a total of $4.25 billion. The initial allocation of the financing commitment is for up to $750 million in used vehicle inventory floorplan financing, up to $750 million in revolving financing for general corporate purposes, including acquisitions and working capital, up to $2.15 billion in new vehicle inventory floorplan financing, and up to $100 million in service loaner vehicle floorplan financing. We have the option to reallocate the commitments under this credit facility, provided that each of the used vehicle floor plan commitment and the aggregate revolving loan commitment may not be more than the 20% of the amount of the aggregate commitment, and the aggregate service loaner vehicle floorplan commitment may not be more than the 3% of the amount of the aggregate commitment. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

Commitment	Annual Interest Rate at December 31, 2021
New vehicle floor plan	1.20%
Used vehicle floor plan	1.50%
Service loaner floor plan	1.30%
Revolving line of credit	1.10%

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2021
Current ratio	Not less than 1.10 to 1	1.82 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	5.53 to 1
Leverage ratio	Not more than 5.75 to 1	1.48 to 1

As of December 31, 2021, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of December 31, 2021, $354.2 million was outstanding on these agreements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Other Lines of Credit
Our other lines of credit include commitments of up to $20 million, secured by certain assets from select Chrysler locations, a commitment of $60 million with Ford Motor Credit Company, secured by certain assets from all Ford locations, and $39 million secured by assets at our Canadian stores. These other lines of credit mature in 2022 and have interest rates up to 5.65%. As of December 31, 2021, no amounts were outstanding on these other lines of credit.

On July 14, 2020, we entered into a five-year real estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real-estate backed credit facility currently provides a total financing commitment of up to $238.8 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00%-2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. The facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, consistent with those under our existing syndicated credit facility with U.S. Bank National Association as administrative agent. As of December 31, 2021, no amounts were outstanding on the real estate backed facility.

On July 31, 2020, we entered into a securitization facility which provides initial commitments for borrowings of up to $300 million and matures in July 2022. As of December 31, 2021, we had $90 million drawn on the securitization facility, which is included as part of “Revolving lines of credit” in the “Summary of Outstanding Balances on Credit Facilities and Long-Term Debt” table above.

On April 12, 2021, we entered into a credit agreement with Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey), as lender. The credit agreement matures in April 2023 and provides for a revolving line of credit facility (Ally credit facility) of up to $300.0 million and is secured by real estate owned by us. The Ally credit facility will bear interest at a rate per annum equal to the greater of 3.00% or the prime rate designated by Ally Bank, minus 25 basis points. The Ally credit facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties. Financial covenants, including the requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, are the same as the requirements under our existing syndicated credit facility with U.S. Bank National Association. The covenants restrict us from disposing of assets and granting additional security interests. As of December 31, 2021, no amounts were outstanding on the Ally credit facility.

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

Non-Recourse Notes Payable
Driveway Finance Corporation auto loans receivable are primarily funded through our warehouse facilities and asset-backed term funding transactions. These non-recourse funding vehicles are structured to legally isolate the auto loans receivable, and we would not expect to be able to access the assets of our non-recourse funding vehicles, even in insolvency, receivership or conservatorship proceedings. Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loans receivable. We do, however, continue to have the rights associated with the interest we retain in these non-recourse funding vehicles.

In November 2021, we issued $344.4 million in non-recourse notes payable related to the asset-backed term funding transaction.

3.875% Senior Notes due 2029
On May 27, 2021, we issued $800 million in aggregate principal amount of 3.875% notes due 2029 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the notes from May 27, 2021 and is payable semiannually on June 1 and December 1. We may redeem the notes in whole or in part, on or after June 1, 2024, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but, excluding, the redemption date. Prior to June 1, 2024, we may redeem up to 40% of the aggregate principal amount of the Senior Notes with funds in an aggregate amount up to the net cash proceeds of certain equity offerings at a redemption price equal to 103.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to June 1, 2024, we may redeem some or all of the notes at a price equal to 100% of the principal amount, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.8% to 5.3% at December 31, 2021. The mortgages are payable in various installments through June 1, 2038. As of December 31, 2021, we had fixed interest rates on 71.2% of our outstanding mortgage debt.

We have finance lease obligations with some of our leased real estate. Interest rates related to this debt ranged from 1.9% to 8.5% at December 31, 2021. The leases have terms extending through August 2037.

Our other debt includes sellers’ notes. The interest rates associated with our other debt ranged from 5.0% to 10.0% at December 31, 2021. This debt, which totaled $1.9 million at December 31, 2021, is due in various installments through April 2027.

Contractual Obligations
Our cash requirements greater than twelve months from contractual obligations and commitments include:

Debt Obligations and Interest Payments
Refer to Note 6, Credit Facilities and Long-Term Debt, of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Contract Obligations
Refer to Note 7, Commitments and Contingencies, of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Operating and Finance Leases
Refer to Note 11, Leases, of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.

LIBOR Transition
We are working closely and cooperatively with our lending partners to update LIBOR-based agreements. We expect to transition all of our LIBOR-based agreements to appropriate replacement rates well before the June 30, 2023 LIBOR cessation. We do not anticipate this transition to have any material impact to our financials.

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

We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2021, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment.

As of December 31, 2021, we had $977.3 million of goodwill on our balance sheet associated with 201 reporting units. No reporting unit accounted for more than 2.2% of our total goodwill as of December 31, 2021. The annual goodwill impairment analysis, which we perform as of October 1 of each year, resulted in no indications of impairment in 2021 or 2020. In 2019, our annual analyses resulted in an impairment charge of $1.7 million. During the third quarter of 2021, there was an indication of a triggering event at a certain reporting unit. We tested the goodwill for this location, which resulted in no goodwill impairment charges recorded. During the second quarter of 2020, there was an indication of a triggering event at certain reporting units. As a result, we identified certain reporting units where it was more likely than not the fair values were less than the carrying amounts, and we recorded a non-cash impairment charge of $3.5 million.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2021, we evaluated our indefinite-lived intangible assets using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the individual store’s franchise value exceeds the carrying amount, the franchise value is not impaired, and the second step is not necessary. If the qualitative assessment determines it is more likely than not that the fair value is less than the carrying amount, then a quantitative valuation of our franchise value is performed. An impairment charge is recorded to the extent the fair value is less than the carrying value.

As of December 31, 2021, we had $799.1 million of franchise value on our balance sheet associated with 201 stores. No individual store accounted for more than 8.4% of our total franchise value as of December 31, 2021. The annual franchise value impairment analysis, which we perform as of October 1 each year, resulted in no indications of impairment in 2021 or 2020. In 2019, our annual analysis resulted in an impairment charge of $0.4 million. During the third quarter of 2021, there were indications of impairment at a certain reporting unit. We tested the franchise value for this location, which resulted in an impairment charge of $1.9 million. During the second quarter of 2020, there was an indication of a triggering event at certain reporting units. As a result, we identified certain reporting units where it was more likely than not the fair values were less than the carrying amounts, and we recorded a non-cash impairment charge of $4.4 million.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value and/or goodwill related to that manufacturer. No individual manufacturer accounted for more than 4.6% of our total franchise value and goodwill as of December 31, 2021.

See Note 1 and Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Acquisitions
We account for acquisitions using the purchase method of accounting which requires recognition of assets acquired and liabilities assumed at fair value as of the date of the acquisition. Determination of the estimated fair value assigned to each asset acquired or liability assumed can materially impact the net income in subsequent periods through depreciation and amortization and potential impairment charges.

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

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. As of December 31, 2021, we had $2.1 billion outstanding under such agreements at a weighted average interest rate of 1.43% per annum. A 10% increase in interest rates, or 14.3 basis points, would increase annual interest expense by approximately $2.2 million, net of tax, based on amounts outstanding as of December 31, 2021.

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

As of December 31, 2021, we had $2.5 billion of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between April 1, 2022 and July 1, 2038. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $2.6 billion as of December 31, 2021.

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

Foreign Currency Exchange Risk
The functional currency of our Canadian subsidiaries is the CAD. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates for the CAD to the USD would have resulted in a $32.3 million or 0.1% decrease to our revenues for the year ended December 31, 2021.

We had no subsidiaries with foreign currency for the year ended December 31, 2020.

Equity Price Risk
We are subject to equity price risk with respect to our equity investment in Shift Technologies, Inc. (Shift), which has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. During the period that we hold this equity investment, unrealized gains and losses will be recorded as the fair market value of this security changes over time. The fair value of this equity security was $40.9 million at December 31, 2021. A hypothetical 10% change in the equity price of this security would result in an approximate change to unrealized gain or loss of $4 million. The selected 10% hypothetical change in the equity price is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the seventy-seven stores acquired in 2021, which represented 20% of consolidated total assets as of December 31, 2021 and 18% of consolidated revenues for the year ended December 31, 2021.

Based on our assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2021, which is included in Item 8. Financial Statements and Supplementary Financial Data of this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2021, is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2021, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes equity securities authorized for issuance as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders	466,860	$—	(1)	2,292,788
Equity compensation plans not approved by shareholders	—	—		—
Total	466,860	$—		2,292,788
(1)There is no exercise price associated with our restricted stock units.
(2)Includes 983,435 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 1,309,353 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2021, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2021, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Portland, OR, Auditor Firm ID: 185.

Information required by this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2021, is incorporated herein by reference.

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

Exhibit	Description

3.1	Restated Articles of Incorporation of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form 10-Q filed July 28, 2021).

3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K filed April 25, 2019).

4.1	Indenture, dated as of December 9, 2019, among Lithia Motors, Inc., the Guarantors and the Trustee (incorporated by reference to exhibit 4.1 to Form 8-K dated December 9, 2019 and filed with the Securities and Exchange Commission on December 13, 2019).

4.2	Form of 4.625% Senior Notes due 2027 (included as part of exhibit 4.1)(incorporated by reference to exhibit 4.1 to Form 8-K dated December 9, 2019 and filed with the Securities and Exchange Commission on December 13, 2019).

4.3	Indenture, dated as of October 9, 2020, among Lithia Motors, Inc., the Guarantors and the Trustee (incorporated by reference to exhibit 4.1 to Form 8-K dated October 9, 2020 and filed with the Securities and Exchange Commission on October 9, 2020).

4.4	Form of 4.375% Senior Notes due 2031 (included as part of exhibit 4.1)(incorporated by reference to exhibit 4.1 to Form 8-K dated October 9, 2020 and filed with the Securities and Exchange Commission on October 9, 2020).

4.5	Indenture, dated as of May 27, 2021, among Lithia Motors, Inc., the Guarantors and the Trustee (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed May 27, 2021).

4.6	Form of 3.875% senior notes due 2029 (included as part of exhibit 4.1 to the Company’s Form 8-K filed May 27, 2021).

4.7	Description of the Registrant’s Securities under Section 12 of the Exchange Act of 1934

10.1*	Amended and Restated 2009 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1 to Form 8-K dated April 25, 2019 and filed with the Securities and Exchange Commission on April 25, 2019)

10.2*	Lithia Motors, Inc. 2013 Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 2, 2013)

Exhibit	Description

10.2.1*	RSU Deferral Plan (incorporated by reference to exhibit 10.3.1 to the Company’s Form 10-K for the year ended December 31, 2011)

10.2.2*	Amendment to RSU Deferral Plan (incorporated by reference to exhibit 10.2.2 to the Company’s Form 10-K for the year ended December 31, 2014)

10.2.3*	Restricted Stock Unit (RSU) Deferral Election Form (incorporated by reference to exhibit 10.2.3 to the Company’s Form 10-K for the year ended December 31, 2014)

10.3*	Form of Restricted Stock Unit Agreement (2019 Performance- and Time-Vesting) (for Senior Executives)(incorporated by reference to exhibit 10.3.3 to the Company’s Form 10-K for the year ended December 31, 2018)

10.3.1*	Form of Restricted Stock Unit Agreement (2020 Performance- and Time-Vesting) (for Senior Executives)(incorporated by reference to exhibit 10.3.3 to the Company’s Form 10-K for the year ended December 31, 2019)

10.3.2*	Form of Restricted Stock Unit Agreement (2021 Performance- and Time-Vesting) (for Senior Executives)(incorporated by reference to exhibit 10.3.3 to the Company’s Form 10-K for the year ended December 31, 2020)

10.3.3*	Form of Restricted Stock Unit Agreement (Performance- and Time-Vesting) (for Senior Executives) for awards beginning in 2022

10.4	Lithia Motors, Inc. Short-Term Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed December 22, 2020).

10.5*	Form of Outside Director Nonqualified Deferred Compensation Agreement (incorporated by reference to exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2005)

10.6	Fourth Amended and Restated Loan Agreement, dated April 29, 2021, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 4, 2021).

10.7*	Amended and Restated Split-Dollar Agreement (incorporated by reference to exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2012)

10.8*	Form of Indemnity Agreement for each Named Executive Officer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 29, 2009)

10.9*	Form of Indemnity Agreement for each non-management Director (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 29, 2009)

10.10*	Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016)

10.10.1*	Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award for Sidney DeBoer (incorporated by reference to exhibit 10.22.1 to the Company’s Form 10-K for the year ended December 31, 2010)

10.10.2*	Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award (incorporated by reference to exhibit 10.22.2 to the Company’s Form 10-K for the year ended December 31, 2010)

10.10.3*	Amendment to Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan)(incorporated by reference to exhibit 10.10.3 to the Company’s Form 10-K filed February 21, 2019)

10.11*	Transition Agreement dated September 14, 2015 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 17, 2015)

10.11.1*	Amendment to Transition Agreement dated January 22, 2019 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed January 25, 2019)

10.11.2*	Class B Conversion Agreement dated January 22, 2019 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed January 25, 2019)

Exhibit	Description

10.12*	Director Service Agreement effective January 1, 2016 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed September 17, 2015)

10.13*
Form of Employment and Change in Control Agreement dated February 4, 2016 between Lithia Motors, Inc. and Bryan DeBoer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed February 5, 2016)(1)

10.14	Credit Agreement, dated July 14, 2020, among Lithia Motors, Inc., the subsidiaries of Lithia Motors Inc. party thereto from time to time, the lenders party thereto from time to time, and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to Form 8-K filed July 16, 2020).

10.15	Credit Agreement dated April 12, 2021, among Lithia Motors, Inc., Lithia Real Estate, Inc., and Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey) (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed April 15, 2021).

10.16	Amended and Restated Loan Agreement, dated December 31, 2020, among SCFC Business Services LLC, Driveway Finance Corporation, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit 10.1 to the Company's 8-K filed June 9, 2021).

10.17	Amendment No. 1 to Amended and Restated Loan Agreement, dated June 4, 2021, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit 10.2 to the Company's 8-K filed June 9, 2021).

10.18	Commitment Letter by The Bank of Nova Scotia (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed September 3, 2021).

21	Subsidiaries of Lithia Motors, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.
(1)Substantially similar agreements exist between Lithia Motors, Inc. and each of Michael Cavanaugh, Marguerite Celeste, John Criddle, Tom Dobry, Gary Glandon, Scott Hillier, George Hines, Christopher S. Holzshu, Edward Impert, Charles Lietz, Tina Miller, Thomas Naso, Bryan Osterhout, Kelly Porter, Jodi Rasor, Ross Sherman, and David Stork. The “Cash Change in Control Benefits” under the agreements with Michael Cavanaugh, John Criddle, Gary Glandon, Edward Impert, Charles Lietz, Kelly Porter, Jodi Rasor, and Ross Sherman provide for 12 months of base salary rather than 24 months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2022	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Bryan B. DeBoer
Bryan B. DeBoer
Chief Executive Officer, President, Director, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2022:

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and redeemable non-controlling interest, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the Company’s impairment tests over goodwill and franchise value
As disclosed in Note 1 and Note 5 to the consolidated financial statements, the Company had goodwill and indefinite-lived franchise value intangible assets with a book value of $977.3 million and $799.1 million, respectively, at December 31, 2021. As described in Note 1 to the consolidated financial statements, the Company tested its goodwill and franchise value intangibles assets for impairment using a qualitative assessment as of October 1, 2021. During the third quarter of 2021, the Company identified indications of a triggering event at a certain store. Management tested the goodwill and franchise value for this store and recorded non-cash impairment charges of $0 million and $1.9 million, which were equal to the difference between the fair value and the carrying value for goodwill and franchise value, respectively. The impairment charge for franchise value reduced the carrying value to zero at this store. The qualitative annual

AUDITOR’S REPORT	F-1

assessment was performed at each individual store level as of October 1, 2021 and the Company determined that no additional impairment existed in 2021.

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
February 18, 2022

AUDITOR’S REPORT	F-2

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lithia Motors, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and redeemable non-controlling interest, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired seventy-seven stores during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, all of these acquired stores’ internal control over financial reporting. The total assets of these seventy-seven stores represented approximately 20% of consolidated total assets as of December 31, 2021 and approximately 18% of consolidated revenues for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these seventy-seven stores.

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

AUDITOR’S REPORT	F-3

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Portland, Oregon
February 18, 2022

AUDITOR’S REPORT	F-4

CONSOLIDATED BALANCE SHEETS
	December 31,
(In millions)	2021	2020
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$174.8	$162.5
Accounts receivable, net of allowance for doubtful accounts of $17.3 and $5.9	910.0	614.0
Inventories, net	2,385.5	2,492.9
Other current assets	63.0	70.5
Total current assets	3,533.3	3,339.9

Property and equipment, net of accumulated depreciation of $422.6 and $338.0	3,052.6	2,197.5
Operating lease right-of-use assets	395.9	264.0
Goodwill	977.3	593.0
Franchise value	799.1	350.2
Other non-current assets	2,388.7	1,157.5
Total assets	$11,146.9	$7,902.1

Liabilities and equity
Current liabilities:
Floor plan notes payable	$354.2	$234.2
Floor plan notes payable: non-trade	835.9	1,563.0
Current maturities of long-term debt	223.7	66.0
Trade payables	235.4	158.2
Accrued liabilities	753.6	458.3
Total current liabilities	2,402.8	2,479.7

Long-term debt, less current maturities	3,185.7	2,064.7
Deferred revenue	191.2	155.7
Deferred income taxes	191.0	146.3
Non-current operating lease liabilities	361.7	246.7
Other long-term liabilities	151.3	147.5
Total liabilities	6,483.7	5,240.6

Redeemable non-controlling interest	34.0	—

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 29.5 and 26.3	1,711.6	788.2
Class B common stock - no par value; no shares authorized; issued and outstanding none and 0.2	—	—
Additional paid-in capital	58.3	41.4
Accumulated other comprehensive loss	(3.0)	(6.3)
Retained earnings	2,859.5	1,838.2
Total stockholders’ equity - Lithia Motors, Inc.	4,626.4	2,661.5
Non-controlling interest	2.8	—
Total equity	4,629.2	2,661.5
Total liabilities, redeemable non-controlling interest and equity	$11,146.9	$7,902.1

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-5

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
(In millions, except per share amounts)	2021	2020	2019
Revenues:
New vehicle retail	$11,197.7	$6,773.9	$6,799.1
Used vehicle retail	7,255.3	3,998.4	3,527.2
Used vehicle wholesale	957.1	308.7	301.2
Finance and insurance	1,051.3	579.8	518.6
Service, body and parts	2,110.9	1,348.7	1,325.1
Fleet and other	259.4	114.8	201.5
Total revenues	22,831.7	13,124.3	12,672.7
Cost of sales:
New vehicle retail	9,979.2	6,313.0	6,413.5
Used vehicle retail	6,428.6	3,552.4	3,159.6
Used vehicle wholesale	913.7	296.7	297.5
Service, body and parts	1,000.4	631.9	657.5
Fleet and other	250.8	104.7	190.8
Total cost of sales	18,572.7	10,898.7	10,718.9
Gross profit	4,259.0	2,225.6	1,953.8
Asset impairments	1.9	7.9	2.6
Selling, general and administrative	2,461.9	1,428.3	1,373.8
Depreciation and amortization	127.3	92.3	82.4
Operating income	1,667.9	697.1	495.0
Floor plan interest expense	(22.3)	(34.4)	(72.8)
Other interest expense	(108.2)	(73.1)	(60.6)
Other (expense) income, net	(52.6)	58.9	13.8
Income before income taxes	1,484.8	648.5	375.4
Income tax provision	(422.1)	(178.2)	(103.9)
Net income	1,062.7	470.3	271.5
Net income attributable to non-controlling interests	(1.7)	—	—
Net income attributable to redeemable non-controlling interest	(0.9)	—	—
Net income attributable to Lithia Motors, Inc.	$1,060.1	$470.3	$271.5

Basic earnings per share attributable to Lithia Motors, Inc.	$36.81	$19.74	$11.70
Shares used in basic per share calculations	28.8	23.8	23.2

Diluted earnings per share attributable to Lithia Motors, Inc.	$36.54	$19.53	$11.60
Shares used in diluted per share calculations	29.0	24.1	23.4

Cash dividends paid per share	$1.36	$1.22	$1.19

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31,
(In millions)	2021	2020	2019
Net income	$1,062.7	$470.3	$271.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1.1)	—	—
Gain (loss) on cash flow hedges, net of tax (provision) benefit of $(1.6), $2.0 and $0.3	4.4	(5.6)	(0.7)
Total other comprehensive income (loss), net of tax	3.3	(5.6)	(0.7)
Comprehensive income	1,066.0	464.7	270.8

Comprehensive income attributable to non-controlling interest	(1.7)	—	—
Comprehensive income attributable to redeemable non-controlling interest	(0.9)	—	—
Comprehensive income attributable to Lithia Motors, Inc.	$1,063.4	$464.7	$270.8

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-7

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Year Ended December 31,
(In millions)	2021	2020	2019
Total equity, beginning balances	$2,661.5	$1,467.7	$1,197.2

Common stock[1], beginning balances	788.2	20.5	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	17.8	11.6	12.7
Issuance of stock in connection with employee stock plans	25.9	13.3	11.0
Class B common stock converted to class A common stock	—	0.1	—
Repurchase of class A common stock	(230.7)	(34.4)	(3.2)
Equity issuances, net of issuance costs	1,110.4	777.1	—
Common stock[1], ending balances	1,711.6	788.2	20.5

Class B common stock[1], beginning balances	—	0.1	0.1
Class B common stock converted to class A common stock	—	(0.1)	—
Class B common stock[1], ending balances	—	—	0.1

Additional paid-in capital, beginning balances	41.4	46.0	35.0
Compensation for stock and stock option issuances and excess tax benefits from option exercises	16.9	11.6	3.5
Option premiums received	—	—	7.5
Repurchase of class A common stock	—	(16.2)	—
Additional paid-in capital, ending balances	58.3	41.4	46.0

Accumulated other comprehensive loss, beginning balances	(6.3)	(0.7)	—
Foreign currency translation adjustment	(1.1)	—	—
Gain (loss) on cash flow hedges, net of tax (provision) benefit of $(1.6), $2.0 and $0.3	4.4	(5.6)	(0.7)
Accumulated other comprehensive loss, ending balances	(3.0)	(6.3)	(0.7)

Retained earnings, beginning balances	1,838.2	1,401.8	1,162.1
Adjustment to adopt ASC 326 (2020), ASC 842 (2019)	—	(4.8)	0.9
Net income attributable to Lithia Motors, Inc.	1,060.1	470.3	271.5
Dividends paid	(38.8)	(29.1)	(27.6)
Option premiums paid	—	—	(5.1)
Retained earnings, ending balances	2,859.5	1,838.2	1,401.8

Non-controlling interest, beginning balances	—	—	—
Issuance related to business combinations	1.1	—	—
Net income attributable to non-controlling interest	1.7	—	—
Non-controlling interest, ending balances	2.8	—	—

Total equity, ending balances	$4,629.2	$2,661.5	$1,467.7

Redeemable non-controlling interest, beginning balances	$—	$—	$—
Acquired redeemable non-controlling interest	33.1	—	—
Net income attributable to redeemable non-controlling interest	0.9	—	—
Redeemable non-controlling interest, ending balances	$34.0	$—	$—
1 Prior to June 7, 2021, common stock was classified as Class A common stock. The Class A common stock reclassification as common stock occurred in connection with the elimination of our classified common stock structure following the conversion of all Class B common stock to Class A common stock.
See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(In millions)	2021	2020	2019
Cash flows from operating activities:
Net income	$1,062.7	$470.3	$271.5
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	1.9	7.9	2.6
Depreciation and amortization	127.3	92.4	82.4
Stock-based compensation	34.7	23.2	16.2
Loss on redemption of senior notes	10.3	—	—
Gain on disposal of other assets	(2.5)	(1.7)	(0.1)
Gain from disposal activities	—	(16.6)	(9.7)
Unrealized investment loss (gain)	66.4	(43.4)	—
Deferred income taxes	43.1	17.2	40.1
Amortization of operating lease right-of-use assets	39.0	28.9	31.6
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(147.1)	(113.4)	24.4
Inventories	674.6	228.8	(19.7)
Other assets	(579.8)	(101.3)	5.4
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	116.1	(204.1)	100.7
Trade payables	78.4	28.2	(1.8)
Accrued liabilities	233.0	113.1	(7.8)
Other long-term liabilities and deferred revenue	39.1	15.1	(11.3)
Net cash provided by operating activities	1,797.2	544.6	524.5
Cash flows from investing activities:
Notes receivable issued	—	(12.5)	(12.5)
Principal payments received on notes receivable	—	25.0	—
Capital expenditures	(260.4)	(167.8)	(124.9)
Proceeds from sales of assets	3.3	6.5	1.5
Cash paid for other investments	(10.3)	(11.2)	(7.2)
Cash paid for acquisitions, net of cash acquired	(2,699.3)	(1,503.3)	(366.6)
Proceeds from sales of stores	76.3	57.5	46.7
Net cash used in investing activities	(2,890.4)	(1,605.8)	(463.0)
Cash flows from financing activities:
Repayments on floor plan notes payable: non-trade, net	(685.3)	(20.6)	(54.6)
Borrowings on lines of credit	2,830.6	1,825.4	3,167.0
Repayments on lines of credit	(2,505.2)	(1,935.4)	(3,481.6)
Principal payments on long-term debt and finance lease liabilities, scheduled	(59.3)	(29.4)	(26.0)
Principal payments on long-term debt and finance lease liabilities, other	(486.5)	(6.3)	(11.0)
Proceeds from issuance of long-term debt	1,161.8	606.5	420.3
Payment of debt issuance costs	(14.7)	(10.8)	(5.8)
Proceeds from issuance of common stock	1,136.2	790.4	11.0
Repurchase of common stock	(230.7)	(50.6)	(3.2)
Dividends paid	(38.8)	(29.1)	(27.6)
Payments of contingent consideration related to acquisitions	(1.4)	(0.3)	—
Other financing activities	—	—	2.4
Net cash provided by (used in) financing activities	1,106.7	1,139.8	(9.1)
Effect of exchange rate changes on cash, restricted cash, and cash equivalents	2.5	—	—
Increase in cash, restricted cash, and cash equivalents	16.0	78.6	52.4
Cash, restricted cash, and cash equivalents at beginning of year	162.5	84.0	31.6
Cash, restricted cash, and cash equivalents at end of year	$178.5	$162.5	$84.0
See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Year Ended December 31,
(In millions)	2021	2020	2019
Reconciliation of cash, restricted cash, and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$153.0	$160.2	$84.0
Restricted cash from collections on auto loans receivable	21.8	2.3	—
Cash, restricted cash, and cash equivalents	$174.8	$162.5	$84.0
Restricted cash on deposit in reserve accounts, included in other non-current assets	3.7	—	—
Total cash, restricted cash, and cash equivalents reported in the Consolidated Statements of Cash Flows	$178.5	$162.5	$84.0

Supplemental cash flow information:
Cash paid during the period for interest	$130.1	$107.7	$135.8
Cash paid during the period for income taxes, net	369.1	135.0	38.4
Floor plan debt paid in connection with store disposals	8.7	38.4	18.6

Non-cash activities:
Debt issued in connection with acquisitions	$355.6	$—	$26.4
Contingent consideration in connection with acquisitions	0.9	14.3	—
Debt assumed in connection with acquisitions	4.0	—	—
Right-of-use assets obtained in exchange for lease liabilities[1]	171.8	55.4	260.3
1Amounts for the twelve months ended December 31, 2019 include the transition adjustment for the adoption of Topic 842.
See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization and Business
We are one of the largest automotive retailers in the United States and are among the fastest growing companies in the Fortune 500 (#231-2021) with 278 stores representing 40 brands in two countries, across 25 U.S. states and three Canadian provinces. We offer vehicles online and through our nationwide retail network. Our “Growth Powered by People” strategy drives us to innovate and continuously improve the customer experience.

Basis of Presentation
The accompanying Consolidated Financial Statements reflect the results of operations, the financial position and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Restricted Cash, and Cash Equivalents
Cash and cash equivalents are defined as cash on hand and cash in bank accounts without restrictions. Restricted cash consisted of collections of principal, interest and fee payments on auto loans receivable that are restricted for repayment on borrowings on our securitization facility before being unrestricted.

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

The balance of auto loan receivables is made up primarily of loans secured by the related vehicle. More than 95% of the portfolio is aged less than 60 days past due with less than 5% on non-accrual status. As of December 31, 2021, the allowance for credit losses related to auto loan and lease receivables was $25.0 million and was included in allowance for doubtful accounts and other non-current assets. In accordance with Topic 326, the allowance for loan losses is estimated based on our historical write-off experience, current conditions and forecasts as well as the value of any underlying assets securing these loans and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status. The annual activity for charges and subsequent recoveries is immaterial. The remainder of our receivables are due primarily from manufacturer partners and various third-party lenders. The historical losses related to these balances are immaterial.

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

NOTES TO FINANCIAL STATEMENTS	F-11

transportation. Certain acquired inventories are valued using the last-in first-out (LIFO) method. The LIFO reserve associated with this inventory as of December 31, 2021 and 2020 was immaterial.

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

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels, and betterments is capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2021, 2020 and 2019, we recorded capitalized interest of $2.0 million, $1.6 million and $2.3 million, respectively.

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

NOTES TO FINANCIAL STATEMENTS	F-12

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

We test our goodwill for impairment on October 1 of each year. In 2021, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. See Note 5 and Note 13.

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

We test our franchise value for impairment on October 1 of each year. In 2021, we evaluated our franchise value using a qualitative assessment process. If the qualitative factors discussed above determine that it is more likely than not that the fair value of the individual store’s franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying value, then a quantitative valuation of our franchise value is performed and an impairment would be recorded. See Note 5 and Note 13.

NOTES TO FINANCIAL STATEMENTS	F-13

Financing and Securitization Transactions
We maintain a revolving funding program composed of a warehouse facility that we use to fund auto loans receivable originated by Driveway Finance Corporation.

We use term securitizations to provide long-term funding for most of the auto loans receivable initially funded through the warehouse facility. In these transactions, a pool of auto loans receivable is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.

We are required to evaluate term securitization trusts for consolidation. In our capacity as servicer, we have the power to direct the activities of the trusts that most significantly impact the economic performance of the trusts. In addition, we have the obligation to absorb losses (subject to limitations) and the rights to receive any returns of the trusts, which could be significant. Accordingly, we are the primary beneficiary of the trusts and are required to consolidate them.

We recognize transfers of auto loans receivable into the warehouse facility and asset-backed term funding transactions, including term securitizations (together, “non-recourse funding vehicles”), as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets.

These receivables can only be used as collateral to settle obligations of the related non-recourse funding vehicles. The non-recourse funding vehicles and investors have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables. We have not provided financial or other support to the non-recourse funding vehicles that was not previously contractually required, and there are no additional arrangements, guarantees or other commitments that could require us to provide financial support to the non-recourse funding vehicles.

See Note 2 and Note 6 for additional information on auto loans receivable and non-recourse notes payable.

Restricted Cash on Deposit in Reserve Accounts
The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors. In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. Restricted cash on deposit in reserve accounts is invested in money market securities and was $3.7 million as of December 31, 2021, with no amounts as of December 31, 2020 and 2019.

Advertising
We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Additionally, manufacturer cooperative advertising credits for qualifying, specifically-identified advertising expenditures are recognized as a reduction of advertising expense. Advertising expense and manufacturer cooperative advertising credits were as follows:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Advertising expense, gross	$197.8	$121.3	$139.8
Manufacturer cooperative advertising credits	(35.6)	(23.9)	(27.9)
Advertising expense, net	$162.2	$97.4	$111.9

Contract Origination Costs
Contract origination commissions paid to our employees directly related to the sale of our self-insured lifetime lube, oil and filter service contracts and auto loan receivable originations are deferred and charged to expense in proportion to the associated revenue to be recognized.

NOTES TO FINANCIAL STATEMENTS	F-14

Legal Costs
We are a party to numerous legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees and potential settlement claims related to various legal proceedings that are estimable and probable. See Note 7.

Stock-Based Compensation
Compensation costs associated with equity instruments exchanged for employee and director services are measured at the grant date, based on the fair value of the award. If there is a performance-based element to the award, the expense is recognized based on the estimated attainment level, estimated time to achieve the attainment level and/or the vesting period. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of non-vested stock awards is based on the closing price of our common stock on the date of grant. We account for forfeitures of stock-based awards as they occur. See Note 10.

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

NOTES TO FINANCIAL STATEMENTS	F-15

material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships. See also “Goodwill” and “Franchise Value” above.

We have a credit facility with a syndicate of 20 financial institutions, including eight manufacturer-affiliated finance companies. Several of these financial institutions also provide vehicle financing for certain new vehicles, vehicles that are designated for use as service loaners and mortgage financing. This credit facility is the primary source of floor plan financing for our new vehicle inventory and also provides used vehicle financing and a revolving line of credit. The term of the facility extends through January 2025. At maturity, our financial condition could be materially adversely impacted if lenders are unable to provide credit that has typically been extended to us or with terms unacceptable to us. Our financial condition could be materially adversely impacted if these providers incur losses in the future or undergo funding limitations. See Note 6.

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

Estimates are also used in our allowance for loan losses, which represents the net credit losses expected over the remaining contractual life of our managed receivables. Because net loss performance can vary substantially over time, estimating net losses requires assumptions about matters that are uncertain. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Determining the appropriateness of the allowance for loan losses requires management to exercise judgement about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance or loan losses and, therefore, net earnings.

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

We offer a limited warranty on the sale of most retail used vehicles. This warranty is based on mileage and time. We also offer a mileage and time based warranty on parts used in our service repair work and on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. The annual activity for reserve increases and claims is immaterial. As of December 31, 2021 and 2020, the accrued warranty balance was $0.6 million and $0.5 million, respectively.

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

NOTES TO FINANCIAL STATEMENTS	F-16

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

We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $239.0 million and $194.1 million as of December 31, 2021, and December 31, 2020, respectively; and we recognized $35.0 million and $31.1 million of revenue in the years ended December 31, 2021, and December 31, 2020, respectively, related to our opening contract liability balances. Our contract liability balance is included in accrued liabilities and deferred revenue.

Finance and Insurance Sales
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract under the new standard. Our contract asset balance was $9.6 million and $8.2 million as of December 31, 2021, and December 31, 2020, respectively; and is included in trade receivables and other non-current assets.

NOTES TO FINANCIAL STATEMENTS	F-17

Segment Reporting
While we have determined that each individual store is a reporting unit, we have aggregated our reporting units into three reportable segments based on their economic similarities: Domestic, Import and Luxury.

Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Chrysler, General Motors and Ford. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, Nissan, Hyundai, Volkswagen, Kia, and Mazda. Our Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured by BMW, Mercedes-Benz, Audi, Lexus, Acura, Porsche, Jaguar, Land Rover, Mini, Infiniti, Rolls-Royce, Lamborghini, McLaren, and Pagani. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.

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

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements to maintain consistency and comparability between periods presented. We reclassified certain components within cash provided by operating activities and changes in restricted cash within the Consolidated Statements of Cash Flows.

Note 2. Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
(Dollars in millions)	2021	2020
Contracts in transit	$304.9	$286.8
Trade receivables	125.5	67.0
Vehicle receivables	106.6	61.8
Manufacturer receivables	120.5	118.1
Auto loan and lease receivables	829.2	175.6
Other receivables	43.2	11.6
	1,529.9	720.9
Less: Allowance for doubtful accounts	(17.3)	(5.9)
Less: Long-term portion of accounts receivable, net[1]	(602.6)	(101.0)
Total accounts receivable, net	$910.0	$614.0
1The long-term portions of accounts receivable and allowance for doubtful accounts were included as a component of other non-current assets in the Consolidated Balance Sheets. See Note 1 for additional information on the allowance for credit losses related to auto loan receivables.

NOTES TO FINANCIAL STATEMENTS	F-18

Our auto loan receivables include amounts due from customers related to vehicle sales financed through Driveway Finance Corporation and are presented net of an allowance for estimated loan losses. Lease receivables include amounts related to vehicles leased through Pfaff Leasing and are also presented net of an allowance for estimated losses. The balance of auto loan and lease receivables is made up primarily of loans and leases secured by the related vehicles.

	December 31,
(Dollars in millions)	2021	2020
Total Auto loan and lease receivables	$829.2	$175.6
Less: Allowance for loan and lease losses	(25.0)	(12.9)
Auto loan and lease receivables, net	$804.2	$162.7

Below is a breakdown of the current and long term portions of our auto loan and lease receivables:

	December 31,
(Dollars in millions)	2021	2020
Current portion of auto loan and lease receivables, net of allowance of $13.6 and $2.1	$224.5	$78.6
Long term portion of auto loan and lease receivables, net of allowance of $11.4 and $10.8	579.7	84.1
Auto loan and lease receivables, net	$804.2	$162.7

Our allowance for loan and lease losses represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowances for credit losses related to auto loan and lease receivables consisted of the following changes during the period:

	Year Ended December 31,
(Dollars in millions)	2021	2020
Allowance at beginning of period	$12.9	$12.4
Charge-offs	(16.6)	(10.1)
Recoveries	8.8	1.5
Provision expense	17.4	9.1
Allowance at end of period	22.5	12.9
Lease portfolio loss reserve	2.5	—
Total balance at end of period	$25.0	$12.9

Ending auto loan receivables (principal balances) by FICO score:

	Year Ended December 31,
(Dollars in millions)	2021	2020
<599[1]	$83.2	$59.9
600-699	437.6	79.3
700-774	166.8	25.2
775+	37.4	10.3
Total auto loan receivables	725.0	174.7
Lease portfolio and accrued interest	104.2	0.9
Total auto loan and lease receivables	$829.2	$175.6
1Includes loans that are originated with no FICO score available.

Note 3. Inventories

The components of inventories consisted of the following:

	December 31,
(Dollars in millions)	2021	2020
New vehicles	$812.9	$1,556.6
Used vehicles	1,418.3	835.9
Parts and accessories	154.3	100.4
Total inventories	$2,385.5	$2,492.9

NOTES TO FINANCIAL STATEMENTS	F-19

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

Note 4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(Dollars in millions)	2021	2020
Land	$965.6	$699.3
Building and improvements	1,748.5	1,149.7
Service equipment	159.9	123.6
Furniture, office equipment, signs and fixtures	507.3	512.9
	3,381.3	2,485.5
Less accumulated depreciation	(422.6)	(338.0)
	2,958.7	2,147.5
Construction in progress	93.9	50.0
	$3,052.6	$2,197.5

Long-Lived Asset Impairment Charges
We recorded no impairment charges in 2021 and 2020 associated with property and equipment. In 2019, we recorded an impairment charge of $0.5 million associated with property and equipment. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

Note 5. Goodwill and Franchise Value

The following is a roll-forward of goodwill:

(Dollars in millions)	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2019 ¹	$171.8	$197.3	$85.5	$454.6
Additions through acquisitions [2]	33.3	94.3	17.3	144.9
Reductions through divestitures	(0.1)	(0.7)	(2.2)	(3.0)
Reductions from impairments	(0.5)	(3.0)	—	(3.5)
Balance as of December 31, 2020 ¹	204.5	287.9	100.6	593.0
Additions through acquisitions [3]	101.0	188.7	105.8	395.5
Reductions through divestitures	(1.5)	(8.4)	(1.3)	(11.2)
Balance as of December 31, 2021[1]	$304.0	$468.2	$205.1	$977.3
(1)Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
(2)Our purchase price allocation for the 2019 acquisitions were finalized in 2020. As a result, we added $144.9 million of goodwill.
(3)Our purchase price allocation for the 2020 acquisitions were finalized in 2021. As a result, we added $395.5 million of goodwill. Our purchase price allocation for the 2021 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 15.

The following is a roll-forward of franchise value:

(Dollars in millions)	Franchise Value
Balance as of December 31, 2019	$306.7
Additions through acquisitions[1]	51.9
Reductions through divestitures	(4.0)
Reductions from impairments	(4.4)
Balance as of December 31, 2020	350.2
Additions through acquisitions[2]	459.7
Reductions through divestitures	(8.9)
Reductions from impairments	(1.9)
Balance as of December 31, 2021	$799.1
(1)Our purchase price allocation for the 2019 acquisitions were finalized in 2020. As a result, we added $51.9 million of franchise value.
(2)Our purchase price allocation for the 2020 acquisitions were finalized in 2021. As a result, we added $459.7 million of franchise value. Our purchase price allocation for the 2021 acquisitions are preliminary and is not yet allocated to our segments. See Note 15.

NOTES TO FINANCIAL STATEMENTS	F-20

Note 6. Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in millions):

	December 31,
(Dollars in millions)	2021	2020
Floor plan notes payable: non-trade	$835.9	$1,563.0
Floor plan notes payable	354.2	234.2
Total floor plan debt	$1,190.1	$1,797.2

Used and service loaner vehicle inventory financing commitments	$500.0	$—
Revolving lines of credit	219.9	39.0
Real estate mortgages	592.9	611.5
Finance lease obligations	53.6	246.4
Non-recourse notes payable	317.6	—
5.250% Senior notes due 2025	—	300.0
4.625% Senior notes due 2027	400.0	400.0
4.375% Senior notes due 2031	550.0	550.0
3.875% Senior notes due 2029	800.0	—
Other debt	1.9	2.4
Total long-term debt outstanding	3,435.9	2,149.3
Less: unamortized debt issuance costs	(26.5)	(18.6)
Less: current maturities (net of current debt issuance costs)	(223.7)	(66.0)
Long-term debt	$3,185.7	$2,064.7

Credit Facility
On April 29, 2021, we amended our existing syndicated credit facility (credit facility), comprised of 20 financial institutions, including 8 manufacturer-affiliated finance companies, extending the maturity date to April 2026.

This credit facility provides for a total financing commitment of $3.75 billion, which may be further expanded, subject to lender approval and the satisfaction of other conditions, up to a total of $4.25 billion. The initial allocation of the financing commitment is for up to $750 million in used vehicle inventory floorplan financing, up to $750 million in revolving financing for general corporate purposes, including acquisitions and working capital, up to $2.15 billion in new vehicle inventory floorplan financing, and up to $100 million in service loaner vehicle floorplan financing. We have the option to reallocate the commitments under this credit facility, provided that each of the used vehicle floor plan commitment and the aggregate revolving loan commitment may not be more than the 20% of the amount of the aggregate commitment, and the aggregate service loaner vehicle floorplan commitment may not be more than the 3% of the amount of the aggregate commitment. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

Commitment	Annual Interest Rate at December 31, 2021
New vehicle floor plan	1.20%
Used vehicle floor plan	1.50%
Service loaner floor plan	1.30%
Revolving line of credit	1.10%

NOTES TO FINANCIAL STATEMENTS	F-21

Under the terms of our credit facility, we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2021
Current ratio	Not less than 1.10 to 1	1.82 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	5.53 to 1
Leverage ratio	Not more than 5.75 to 1	1.48 to 1

Other Lines of Credit
Our other lines of credit include commitments of up to $80.0 million, secured by certain assets from select Chrysler locations and all Ford locations. These other lines of credit mature in 2022 and have interest rates up to 5.65%. As of December 31, 2021, no amounts were outstanding on these other lines of credit.

On July 14, 2020, we entered into a five-year real estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real-estate backed credit facility currently provides a total financing commitment of up to $238.8 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00%-2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. The facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, consistent with those under our existing syndicated credit facility with U.S. Bank National Association as administrative agent. As of December 31, 2021, no amounts were outstanding on the real estate backed facility.

On July 31, 2020, we entered into a securitization facility which provides initial commitments for borrowings of up to $300 million and matures in July 2022. As of December 31, 2021, we had $90 million drawn on the securitization facility, which is included as part of “Revolving lines of credit” in the “Summary of Outstanding Balances on Credit Facilities and Long-Term Debt” table above.

On April 12, 2021, we entered into a credit agreement with Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey), as lender. The credit agreement matures in April 2023 and provides for a revolving line of credit facility (Ally credit facility) of up to $300.0 million and is secured by real estate owned by us. The Ally credit facility will bear interest at a rate per annum equal to the greater of 3.00% or the prime rate designated by Ally Bank, minus 25 basis points. The Ally credit facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties. Financial covenants, including the requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, are the same as the requirements under our existing syndicated credit facility with U.S. Bank National Association. The covenants restrict us from disposing of assets and granting additional security interests. As of December 31, 2021, no amounts were outstanding on the Ally credit facility.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of December 31, 2021, $354.2 million was outstanding on these agreements at interest rates ranging up to 4.75%. Borrowings from and repayments to manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

NOTES TO FINANCIAL STATEMENTS	F-22

Non-Recourse Notes Payable
Driveway Finance Corporation auto loans receivable are primarily funded through our warehouse facilities and asset-backed term funding transactions. These non-recourse funding vehicles are structured to legally isolate the auto loans receivable, and we would not expect to be able to access the assets of our non-recourse funding vehicles, even in insolvency, receivership or conservatorship proceedings. Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loans receivable. We do, however, continue to have the rights associated with the interest we retain in these non-recourse funding vehicles.

In November 2021, we issued $344.4 million in non-recourse notes payable related to the asset-backed term funding transaction.

3.875% Senior Notes due 2029
On May 27, 2021, we issued $800 million in aggregate principal amount of 3.875% notes due 2029 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the notes from May 27, 2021 and is payable semiannually on June 1 and December 1. We may redeem the notes in whole or in part, on or after June 1, 2024, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but, excluding, the redemption date. Prior to June 1, 2024, we may redeem up to 40% of the aggregate principal amount of the Senior Notes with funds in an aggregate amount up to the net cash proceeds of certain equity offerings at a redemption price equal to 103.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to June 1, 2024, we may redeem some or all of the notes at a price equal to 100% of the principal amount, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Below is a summary of outstanding senior notes issued:

Description	Maturity Date	Interest Payment Dates	Principal Amount
4.625% Senior notes due 2027	December 15, 2027	June 15, December 15	$400 million
4.375% Senior notes due 2031	January 15, 2031	January 15, July 15	$550 million
3.875% Senior notes due 2029	June 1, 2029	June 1, December 1	$800 million

On August 1, 2021, we redeemed in full the aggregate $300 million principal amount of our 5.250% senior notes due 2025 at a redemption price equal to 102.625% of the principal amount of the notes plus accrued and unpaid interest thereon. This early redemption resulted in a $10.3 million loss on extinguishment of debt, presented as a component of “Other (expense) income, net” in our Consolidated Statement of Operations for the year ended December 31, 2021.

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.8% to 5.3% at December 31, 2021. The mortgages are payable in various installments through June 1, 2038. As of December 31, 2021, we had fixed interest rates on 71.2% of our outstanding mortgage debt.

We have finance lease obligations with some of our leased real estate. Interest rates related to this debt ranged from 1.9% to 8.5% at December 31, 2021. The leases have terms extending through August 2037.

Our other debt includes sellers’ notes. The interest rates associated with our other debt ranged from 5.0% to 10.0% at December 31, 2021. This debt, which totaled $1.9 million at December 31, 2021, is due in various installments through April 2027.

NOTES TO FINANCIAL STATEMENTS	F-23

Future Principal Payments
The schedule of future principal payments associated with real estate mortgages, finance lease liabilities, our senior notes and other debt as of December 31, 2021 was as follows:

Year Ending December 31,	(Dollars in millions)
2022	$97.6
2023	62.8
2024	86.0
2025	53.5
2026	64.7
Thereafter	2,033.8
Total principal payments	$2,398.4
This table does not include future payments related to vehicle floor plan, revolving lines of credit, and non-recourse notes payable.

Note 7. Commitments and Contingencies

Charge-Backs for Various Contracts
We have recorded a liability of $96.3 million as of December 31, 2021 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows:

Year Ending December 31,	(Dollars in millions)
2022	$67.0
2023	19.6
2024	7.0
2025	2.2
2026	0.4
Thereafter	0.1
Total	$96.3

Lifetime Lube, Oil and Filter Contracts
We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and assumed the liability of certain existing lifetime lube, oil and filter contracts. These amounts are recorded as a contract liability. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2021, we had a contract liability balance of $240.5 million associated with these contracts and estimate the contract liability will be recognized as follows:

Year Ending December 31,	(Dollars in millions)
2022	$48.2
2023	38.8
2024	30.7
2025	25.3
2026	21.4
Thereafter	76.1
Total	$240.5

The contract liability balance is recorded as components of deferred revenue and accrued liabilities in our Consolidated Balance Sheets.

We periodically evaluate the estimated future costs of these assumed contracts and record a charge if future expected claim and cancellation costs exceed the contract liability to be recognized. As of December 31, 2021, we had a reserve balance of $2.4 million recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets. The charges associated with this reserve were recognized in 2011 and earlier.

NOTES TO FINANCIAL STATEMENTS	F-24

Self-insurance Programs
We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance and workers’ compensation insurance. Third parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2021 and 2020, we had liabilities associated with these programs of $56.4 million and $39.1 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

Note 8. Equity and Redeemable Non-controlling Interest

Common Stock
The shares of Common stock are not convertible into any other series or class of our securities. Holders of Common stock are entitled to one vote for each share held of record. The Common stock vote together as a single class on all matters submitted to shareholders.

Repurchases of Common Stock
Repurchases of our Common Stock occurred under repurchase authorizations granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units (RSUs).

On November 30, 2021, our Board of Directors approved an additional $750 million repurchase authorization of our common stock. This new authorization is in addition to the amount previously authorized by the Board for repurchase. Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2021		Cumulative Repurchases as of December 31, 2021
	Shares	Average Price	Shares	Average Price
Share repurchase authorization	756,883	$283.75	4,475,931	$117.80

As of December 31, 2021, we had $722.8 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2021, we repurchased 54,318 shares at an average price of $292.98 per share, for a total of $15.9 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

The following is a summary of our repurchases in the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Shares repurchased pursuant to repurchase authorizations	756,883	563,953	—
Total purchase price (in millions)	$214.8	$46.1	$—
Average purchase price per share	$283.75	$81.71	$—
Shares repurchased in association with tax withholdings on the vesting of RSUs	54,318	30,620	40,356

NOTES TO FINANCIAL STATEMENTS	F-25

Dividends
We declared and paid dividends on our Common Stock as follows:

Quarter declared	Dividend amount per share	Total amount of dividends paid (in millions)
2019
First quarter	$0.29	$6.7
Second quarter	0.30	7.0
Third quarter	0.30	7.0
Fourth quarter	0.30	6.9
2020
First quarter	$0.30	$7.0
Second quarter	0.30	6.8
Third quarter	0.31	7.1
Fourth quarter	0.31	8.2
2021
First quarter	$0.31	$8.3
Second quarter	0.35	9.3
Third quarter	0.35	10.6
Fourth quarter	0.35	10.6

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

ATM Equity Offering Agreement
On July 24, 2020, we entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Jefferies LLC acting as sales agents and/or principals and Bank of America, N.A. and Jefferies LLC acting as forward purchasers, pursuant to which we may offer and sell, from time to time through the sales agents, shares of our Common stock, no par value, having an aggregate gross sales price of up to $400.0 million. To date, no sales have been made under the program.

Redeemable Non-controlling Interest
On August 30, 2021, the Company expanded into Canada through a partnership with Toronto-based Pfaff Automotive Partners. As part of the acquisition, the Company was granted the right to purchase (Call Option), and granted Pfaff Automotive a right to sell (Put Option), the remaining interest after a three-year period, with a purchase price based on Pfaff’s pro rata share of assets at the date of exercise of the Call or Put Option, as applicable. As a result of this redemption feature, the Company recorded redeemable non-controlling interest, at its preliminary estimate of acquisition-date fair value, that is classified as mezzanine equity in the accompanying consolidated balance sheets at December 31, 2021. The non-controlling interest is adjusted each reporting period for income (loss) attributable to the non-controlling interest and adjustments in fair value.

Note 9. 401(k) Profit Sharing, Deferred Compensation and Long-Term Incentive Plans

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $18.8 million, $9.0 million, and $9.8 million were recognized for the years ended December 31, 2021, 2020 and 2019, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

We offer a non-qualified deferred compensation and supplemental executive retirement plan (the “SERP”) to provide certain employees the ability to accumulate assets for retirement on a tax deferred basis. We may, depending on position, also make discretionary contributions to the SERP. These discretionary contributions could

NOTES TO FINANCIAL STATEMENTS	F-26

vest immediately or over a period of up to seven years based on the employee’s age. Additionally, a participant may defer a portion of his or her compensation and receive the deferred amount upon certain events, including termination or retirement.

The following is a summary related to our SERP:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Compensation expense	$1.4	$1.2	$0.9
Total discretionary contribution	$0.9	$0.9	$0.3
Guaranteed annual return	5.00%	5.00%	5.00%

As of December 31, 2021 and 2020, the balance due to participants was $51.9 million and $43.3 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

Note 10. Stock-Based Compensation

2009 Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) allows for the issuance of 3.0 million shares of our Common stock. The 2009 ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board of Directors.

Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our Common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period.

Following is information regarding our 2009 ESPP:

Year Ended December 31,	2021
Shares purchased pursuant to 2009 ESPP	103,374
Weighted average per share price of shares purchased	$286.61
Weighted average per share discount from market value for shares purchased	$50.58

As of December 31,	2021
Shares available for purchase pursuant to 2009 ESPP	1,309,353

Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

2013 Stock Incentive Plan
Our 2013 Stock Incentive Plan, as amended, (the “2013 Plan”) allows for the grant of a total of 3.8 million shares in the form of stock appreciation rights, qualified stock options, nonqualified stock options, restricted share awards and restricted stock unit awards (RSUs) to our officers, key employees, directors and consultants. The 2013 Plan is administered by the Compensation Committee of the Board of Directors and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2021, 983,435 shares of Common stock were available for future grants. As of December 31, 2021, there were no stock appreciation rights, qualified stock options, nonqualified stock options or restricted share awards outstanding.

NOTES TO FINANCIAL STATEMENTS	F-27

Restricted Stock Unit Awards
RSU grants vest over a period of time up to four years from the date of grant. RSU activity was as follows:

	RSUs	Weighted average per share price, grant date fair value
Balance, December 31, 2020	519,612	$100.78
Granted	127,666	312.83
Vested	(141,857)	107.50
Forfeited	(38,561)	188.99
Balance, December 31, 2021	466,860	159.85

We granted 33,665 time-vesting RSUs to members of our Board of Directors and employees in 2021. Each grant entitles the holder to receive shares of our Common stock upon vesting. A portion of the RSUs vest over four years, beginning on the second anniversary of the grant date, for employees and vests quarterly for our Board of Directors, over their service period.

Certain key employees were granted 94,001 performance and time-vesting RSUs in 2021. Of these, 74,187 shares were earned based on attaining various target levels of operational performance. Based on the levels of performance achieved in 2021, a weighted average attainment level of 79.0% for these RSUs was met. These RSUs will vest over four years from the grant date.

Stock-Based Compensation
As of December 31, 2021, unrecognized stock-based compensation related to outstanding, but unvested RSUs was $21.9 million, which will be recognized over the remaining weighted average vesting period of 2.7 years.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2021	2020	2019
Per share intrinsic value of non-vested stock granted	$312.83	$130.89	$75.73
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	50.58	22.97	17.83
Fair value of non-vested stock that vested during the period (in millions)	107.5	108.5	92.0
Stock-based compensation recognized in Consolidated Statements of Operations, as a component of selling, general and administrative expense (in millions)	34.7	23.2	16.2
Tax benefit recognized in Consolidated Statements of Operations (in millions)	11.9	3.7	2.7
Cash received from options exercised and shares purchased under all share-based arrangements (in millions)	29.6	14.8	11.3
Tax deduction realized related to stock options exercised (in millions)	41.8	13.6	9.8

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

We rent or sublease certain real estate to third parties.

NOTES TO FINANCIAL STATEMENTS	F-28

The table below presents the lease-related liabilities and finance lease ROU assets recorded on the Consolidated Balance Sheets:

(Dollars in millions)	December 31, 2021	December 31, 2020
Operating lease liabilities:
Current portion included in accrued liabilities	$49.0	$30.8
Noncurrent operating lease liabilities	361.7	246.7
Total operating lease liabilities	410.7	277.5
Finance lease liabilities:
Current portion included in current maturities of long-term debt	16.3	6.0
Long-term portion of lease liabilities in long-term debt	37.3	240.4
Total finance lease liabilities	53.6	246.4
Total lease liabilities	$464.3	$523.9
Finance lease right-of-use assets:
Total finance lease right-of-use assets [1]	$58.7	$253.9
Weighted-average remaining lease term:
Operating leases	8 years	5 years
Finance leases	11 years	12 years
Weighted-average discount rate:
Operating leases	4.12%	4.69%
Finance leases	2.42%	4.12%
1 Finance lease right-of-use assets included in property and equipment, net of accumulated depreciation.

The components of lease costs, which were included in selling, general and administrative in our Consolidated Statements of Operations, were as follows:

	Year Ended December 31,	Year Ended December 31,
(Dollars in millions)	2021	2020
Operating lease cost [1]	$53.1	$41.6
Variable lease cost [2]	3.5	3.1
Amortization of finance lease right-of-use assets	5.9	4.5
Interest on finance lease liabilities	4.2	3.4
Sublease income	(6.4)	(4.9)
Total lease costs	$60.3	$47.7
1 Includes short-term and month-to-month lease costs, which are immaterial.
2 Variable lease cost generally includes reimbursement for actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased real estate.

Rent expense, net of sublease income, for all operating leases was $41.3 million for the year ended December 31, 2019. This amount is included as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

As of December 31, 2021, the maturities of our operating and finance lease liabilities were as follows:

(Dollars in millions)	Operating Lease Liabilities	Finance Lease Liabilities
Year Ending December 31,
2021	$60.5	$18.3
2022	54.1	3.6
2023	47.8	9.2
2024	44.7	2.9
2025	40.6	2.9
Thereafter	256.1	29.9
Total minimum lease payments	503.8	66.8
Less:
Present value adjustment	(93.1)	(13.2)
Total lease liabilities	$410.7	$53.6

NOTES TO FINANCIAL STATEMENTS	F-29

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

The table below presents the liabilities related to the zero-cost interest rate collar:

(Dollars in millions)	Accrued Liabilities	Other Long-Term Liabilities	Total
Balance as of December 31, 2018	$—	$—	$—
Amounts reclassified from AOCI to floorplan interest expense	—	—	—
Loss recorded from interest rate collar	(0.1)	(0.9)	(1.0)
Balance as of December 31, 2019	(0.1)	(0.9)	(1.0)
Amounts reclassified from AOCI to floorplan interest expense	1.8	—	1.8
Loss recorded from interest rate collar	(4.3)	(5.1)	(9.4)
Balance as of December 31, 2020	(2.6)	(6.0)	(8.6)
Amounts reclassified from AOCI to floorplan interest expense	2.8	—	2.8
Loss recorded from interest rate collar	(2.1)	5.3	3.2
Balance as of December 31, 2021	$(1.9)	$(0.7)	$(2.6)

As of December 31, 2021, the amount of net losses we expect to reclassify from AOCI into interest expense in earnings within the next twelve months is $1.9 million. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

We also entered into four other, immaterial and offsetting, derivative arrangements that do not qualify for hedge accounting. These are related to a securitization facility, effective October 2, 2020 and June 15, 2021. We purchased and sold offsetting interest rate caps, all of which are 5-years long with notional amounts totaling $225 million. As of December 31, 2021, the balance in all four agreements was an offsetting $6.4 million and was located in other current assets and accrued liabilities, respectively.

See Note 13 for information on the fair value of the derivative contracts.

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

NOTES TO FINANCIAL STATEMENTS	F-30

We have investments primarily consisting of our investment in Shift Technologies, Inc. (Shift), a San Francisco-based digital retail company. Shift has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. We calculated the fair value of this investment using quoted prices for the identical asset (Level 1) and recorded the fair value as part of other non-current assets. An additional component of our investment in Shift consists of shares in escrow subject to release upon certain market conditions being met. The fair value of this component of our investment in Shift is measured using observable Level 2 market expectations at each measurement date and is recorded as part of other non-current assets. For the year ended December 31, 2021, we recognized a $66.4 million unrealized investment loss related to Shift, which was recorded as a component of other (expense) income, net.

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of December 31, 2021, our real estate mortgages and other debt, which includes finance lease liabilities, had maturity dates between April 1, 2022 and July 1, 2038.

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

There were no changes to our valuation techniques during the year ended December 31, 2021.

Below are our investments that are measured at fair value (in millions):

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$40.4	$0.5	$—

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$97.9	$9.4	$—

Below are our derivative assets and liabilities that are measured at fair value (in millions):

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$6.4	$—
Derivative liability	$—	$8.9	$—

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$0.5	$—
Derivative liability	$—	$9.0	$—

NOTES TO FINANCIAL STATEMENTS	F-31

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in millions):

December 31,	2021	2020

Carrying value
5.250% Senior notes due 2025	$—	$300.0
4.625% Senior notes due 2027	400.0	400.0
4.375% Senior notes due 2031	550.0	550.0
3.875% Senior notes due 2029	800.0	—
Non-recourse notes payable	317.6	—
Real estate mortgages and other debt	477.6	714.8
	$2,545.2	$1,964.8

Fair value
5.250% Senior notes due 2025	$—	$311.6
4.625% Senior notes due 2027	420.0	425.0
4.375% Senior notes due 2031	583.0	589.9
3.875% Senior notes due 2029	815.0	—
Non-recourse notes payable	316.8	—
Real estate mortgages and other debt	488.7	713.2
	$2,623.5	$2,039.7

During the third quarter of 2021, we recognized asset impairments of $1.9 million related to the franchise value associated with certain dealership locations indicating carrying values less than fair values. These locations were subsequently sold in the fourth quarter of 2021.

In the second quarter of 2020, we recognized asset impairments of $4.4 million and $3.5 million related to the franchise value and goodwill, respectively, associated with certain dealership locations indicating carrying values less than fair values. Certain of these locations were subsequently sold in the fourth quarter of 2020, with the remainder sold in 2021.

In the first quarter of 2019, we recorded an asset impairment of $0.5 million associated with certain real properties. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value. The impaired long-lived asset was subsequently sold in the second quarter of 2019. In the fourth quarter of 2019, we recognized asset impairments of $0.4 million and 1.7 million related to the franchise value and goodwill, respectively, associated with certain dealership locations indicating carrying values less than fair values. These locations were subsequently sold in 2020.

Note 14. Income Taxes

Income Tax Provision
The income tax provision was as follows:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Current:
Federal	$266.2	$108.9	$40.0
State	111.6	50.3	24.0
Foreign	1.2	—	—
	379.0	159.2	64.0
Deferred:
Federal	38.2	17.6	34.7
State	3.8	1.4	5.2
Foreign	1.1	—	—
	43.1	19.0	39.9
Total	$422.1	$178.2	$103.9

NOTES TO FINANCIAL STATEMENTS	F-32

At December 31, 2021 and 2020, we had income taxes payable of $43.0 million and $33.1 million, respectively included as a component of accrued liabilities in our Consolidated Balance Sheets.

The reconciliation between amounts computed using the federal income tax rate of 21% and our income tax provision is shown in the following tabulation:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Federal tax provision at statutory rate	$311.7	$136.2	$78.8
State taxes, net of federal income tax benefit	85.4	40.4	23.6
Non-deductible items	4.8	2.8	2.6
Permanent differences related to stock compensation	(2.6)	(0.5)	0.2
Net change in valuation allowance	25.3	0.5	(0.5)
General business credits	(2.3)	(1.3)	(0.9)
Foreign Rate Differential	0.5	—	—
Other	(0.7)	0.1	0.1
Income tax provision	$422.1	$178.2	$103.9

Deferred Taxes
Individually significant components of the deferred tax assets and (liabilities) are presented below:

	December 31,
(Dollars in millions)	2021	2020
Deferred tax assets:
Deferred revenue and cancellation reserves	$95.3	$64.2
Allowances and accruals, including state tax carryforward amounts	72.8	55.6
Lease liability	107.6	73.4
Credits and other	0.6	3.4
Valuation allowance	(26.4)	(1.1)
Total deferred tax assets	249.9	195.5

Deferred tax liabilities:
Inventories	(20.1)	(44.9)
Goodwill	(112.3)	(76.5)
Property and equipment, principally due to differences in depreciation	(185.9)	(139.0)
Right of use asset	(103.7)	(69.8)
Prepaid expenses and other	(18.9)	(11.6)
Total deferred tax liabilities	(440.9)	(341.8)
Total	$(191.0)	$(146.3)

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

As of December 31, 2021, we had a $26.4 million valuation allowance recorded associated with our deferred tax assets. Of the total valuation allowance, $24.3 million relates to our investment in Shift Technologies Inc. (Shift) and $2.1 million relates to state net operating losses generated in current and previous years. As a result of the significant reduction in value of our investment in Shift during the fourth quarter of 2021 and no readily available capital gains to offset a capital loss when realized, we determined that it is more likely than not that the Shift deferred tax asset will not be realized. The state NOL valuation allowance increased $1.0 million in the current year as a result of losses incurred, the benefits of which are not expected to be realized.

As of December 31, 2021, we had state net operating loss (NOL) carryforward amounts totaling approximately $3.7 million, tax effected, with expiration dates through 2041. We believe that it is more likely than not that the benefit from certain state NOL carryforward amounts will not be realized. In recognition of this risk, we have

NOTES TO FINANCIAL STATEMENTS	F-33

recorded a valuation allowance of $2.1 million on the deferred tax assets relating to these state NOL carryforwards as discussed above.

We have taken the position that we intend to indefinitely reinvest the earnings of our Canadian subsidiaries to ensure there is sufficient working capital to expand operations in Canada. Accordingly, we have not recorded a deferred tax liability related to foreign withholding taxes on approximately $4.6 million of undistributed earnings of these Canadian subsidiaries as of December 31, 2021. An immaterial amount of tax would be payable upon the remittance of these undistributed earnings.

Unrecognized Tax Benefits
We had no unrecognized tax benefits recorded as of December 31, 2019. The following is a reconciliation of our unrecognized tax benefits for December 31, 2021 and 2020:

(Dollars in millions)
Balance, December 31, 2019	$—
Increase related to tax positions taken - current year	0.2
Balance, December 31, 2020	0.2
Increase related to tax positions taken - current year	0.1
Balance, December 31, 2021	$0.3

Open tax years at December 31, 2021 included the following:

Federal	2018 - 2021
States (28)	2017 - 2021
Canada	2021

Note 15. Acquisitions

In 2021, we completed the following acquisitions:
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
•In August 2021, Rock Honda in California.
•In August 2021, Pfaff Automotive Partners in Canada.
•In September 2021, Curry Honda in Georgia.
•In September 2021, Orange Coast Chrysler Dodge Jeep Ram Fiat in California.
•In November 2021, Coral Springs Audi and Fort Lauderdale Audi in Florida.
•In November 2021, Pfaff Harley-Davidson in Canada.
•In December 2021, Elder Ford of Tampa in Florida.
•In December 2021, Elder Ford of Troy and Elder Ford of Romeo in Michigan.

Revenue and operating income contributed by the 2021 acquisitions subsequent to the date of acquisition were as follows:

Year Ended December 31,
(Dollars in millions)	2021
Revenue	$4,130.0
Operating income	211.3

NOTES TO FINANCIAL STATEMENTS	F-34

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

The following tables summarize the consideration paid for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date:

	Year Ended December 31,
(Dollars in millions)	2021	2020
Cash paid, net of cash acquired	$2,697.5	$1,503.1
Contingent consideration	—	4.6
Preliminary fair value of redeemable non-controlling interest	33.1	—
Debt and finance lease obligations	356.0	218.9
Total consideration paid	$3,086.6	$1,726.6

	Year Ended December 31,
(Dollars in millions)	2021	2020
Trade receivables, net	$1.3	$0.2
Inventories	626.2	358.9
Property and equipment	767.5	529.9
Other assets	1,726.2	858.4
Floor plan notes payable	(4.0)	(13.1)
Other liabilities	(30.6)	(8.5)
	3,086.6	1,725.8
Goodwill	—	0.8
Total net assets acquired and liabilities assumed	$3,086.6	$1,726.6

In 2021, the Company expanded into Canada through a partnership with Toronto-based Pfaff Automotive Partners. As part of the acquisition, the Company was granted the right to purchase (Call Option), and granted Pfaff Automotive a right to sell (Put Option), the remaining interest after a three-year period, with a purchase price based on Pfaff’s pro rata share of assets at the date of exercise of the Call or Put Option, as applicable. As a result of this redemption feature, the Company recorded redeemable non-controlling interest, at its preliminary estimate of acquisition-date fair value, that is classified as mezzanine equity in the accompanying consolidated balance sheets at December 31, 2021.

The purchase price allocations for the 2021 acquisitions are preliminary as we have not obtained all of the detailed information to finalize the opening balance sheet related to real estate purchased, leases assumed and the allocation of franchise value to each reporting unit. Management has recorded the purchase price allocations based on the information that is currently available.

We expect substantially all of the goodwill related to acquisitions completed in 2021 to be deductible for federal income tax purposes.

The purchase price allocations for the 2020 acquisitions were finalized in 2021, including amounts posted to contingent consideration, real estate, franchise value, and goodwill, reducing the amounts posted to “Other assets” shown in the table above.

NOTES TO FINANCIAL STATEMENTS	F-35

We account for franchise value as an indefinite-lived intangible asset. We recognized $20.2 million and $3.0 million, respectively, in acquisition related expenses as a component of selling, general and administrative expenses in the Consolidated Statements of Operations in 2021 and 2020, respectively.

The following unaudited pro forma summary presents consolidated information as if the acquisitions had occurred on January 1 of the year:

	Year Ended December 31,
(Dollars in millions, except for per share amounts)	2021	2020
Revenue	$25,519.8	$19,528.5
Net income	1,123.7	621.4
Basic net income per share	39.02	26.08
Diluted net income per share	38.73	25.80

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

Note 16. Net Income Per Share of Common Stock

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

Prior to June 7, 2021, our common stock was classified as Class A common stock. The Class A common stock reclassification as common stock occurred pursuant to an amendment and restatement of our Articles of Incorporation in connection with the elimination of our classified common stock structure following the conversion of all Class B common stock to Class A common stock. Prior to the reclassification, except with respect to voting and transfer rights, the rights of the holders of our Class A and Class B common stock were identical. Under our Articles of Incorporation, the Class A and Class B common stock shared equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation that would adversely alter the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B Common shares as if the earnings for the year had been distributed. Because the liquidation and dividend rights were identical, the undistributed earnings are allocated on a proportionate basis.

NOTES TO FINANCIAL STATEMENTS	F-36

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (EPS) and diluted EPS (in millions, except per share amounts):

	Year Ended December 31,
	2021		2020		2019
(Dollars in millions, except for per share amounts)	Class A	Class B	Class A	Class B	Class A	Class B
Net income from continuing operations applicable to common stockholders	$1,059.5	$0.6	$460.9	$9.4	$264.5	$7.0
Reallocation of distributed net income due to conversion of class B to class A common shares outstanding	—	—	0.6	—	0.7	—
Conversion of class B common shares into class A common shares	0.6	—	8.9	—	6.3	—
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - diluted	$1,060.1	$0.6	$470.3	$9.4	$271.5	$7.0

Weighted average common shares outstanding – basic	28.8	—	23.3	0.5	22.6	0.6
Conversion of class B common shares into class A common shares	—	—	0.5	—	0.6	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.2	—	0.3	—	0.2	—
Weighted average common shares outstanding – diluted	29.0	—	24.1	0.5	23.4	0.6

Basic earnings per share attributable to Lithia Motors, Inc.	$36.81	$36.81	$19.74	$19.74	$11.70	$11.70
Diluted earnings per share attributable to Lithia Motors, Inc.	$36.54	$36.54	$19.53	$19.53	$11.60	$11.60
The effects of antidilutive securities on Class A and Class B common stock were evaluated for the years ended 2021, 2020, and 2019 and were determined to be immaterial.

Note 17. Segments

Certain financial information on a segment basis is as follows:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Revenues:
Domestic	$6,975.3	$4,503.0	$4,382.4
Import	9,690.8	5,448.8	5,267.8
Luxury	6,114.8	3,152.0	2,991.9
	22,780.9	13,103.8	12,642.1
Corporate and other	50.8	20.5	30.6
	$22,831.7	$13,124.3	$12,672.7

Segment income*:
Domestic	$466.4	$230.0	$123.4
Import	813.4	249.8	153.9
Luxury	384.6	98.5	57.1
Total segment income for reportable segments	$1,664.4	$578.3	$334.4
*Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net.

NOTES TO FINANCIAL STATEMENTS	F-37

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Total segment income for reportable segments	$1,664.4	$578.3	$334.4
Corporate and other	108.5	176.7	170.2
Depreciation and amortization	(127.3)	(92.3)	(82.4)
Other interest expense	(108.2)	(73.1)	(60.6)
Other (expense) income, net	(52.6)	58.9	13.8
Income before income taxes	$1,484.8	$648.5	$375.4

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Floor plan interest expense:
Domestic	$24.7	$30.9	$53.6
Import	30.3	31.6	44.1
Luxury	21.7	22.2	30.2
	76.7	84.7	127.9
Corporate and other	(54.4)	(50.3)	(55.1)
	$22.3	$34.4	$72.8

	December 31,
(Dollars in millions)	2021	2020
Total assets:
Domestic	$1,574.7	$1,262.4
Import	1,858.1	1,654.7
Luxury	1,407.1	1,132.4
Corporate and other	6,307.0	3,852.6
	$11,146.9	$7,902.1

Note 18. Related Party Transactions

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

The balance associated with this agreement was $13.0 million and $13.9 million as of December 31, 2021 and 2020, respectively, and was included as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Note 19. Changes in Accounting Policies

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

NOTES TO FINANCIAL STATEMENTS	F-38

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

Note 20. Net Investment in Operating Leases

In the third quarter of 2021, we acquired a leasing portfolio as a part of our acquisition of the Pfaff Automotive Partners consisting of both sales-type financing and operating leases.

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

Net investment in operating leases was as follows:

(in millions)	December 31, 2021	December 31, 2020
Vehicles, at cost[1]	$66.0	$—
Accumulated depreciation[1]	(0.9)	—
Net investment in operating leases	$65.1	$—
1Vehicles, at cost and accumulated depreciation are recorded in other non-current assets, on the Consolidated Balance Sheets.

NOTES TO FINANCIAL STATEMENTS	F-39