Form 10-Q
period 2022-03-31
LITHIA MOTORS INC
filed 2022-04-28
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2022, there were 28,933,642 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$161.4	$174.8
Accounts receivable, net of allowance for doubtful accounts of $18.7 and $17.3	923.8	910.0
Inventories, net	2,697.3	2,385.5
Other current assets	102.1	63.0
Total current assets	3,884.6	3,533.3

Property and equipment, net of accumulated depreciation of $445.6 and $422.6	3,244.5	3,052.6
Operating lease right-of-use assets	393.1	395.9
Goodwill	1,019.3	977.3
Franchise value	956.7	799.1
Other non-current assets	2,582.6	2,388.7
Total assets	$12,080.8	$11,146.9

Liabilities and equity
Current liabilities:
Floor plan notes payable	$388.2	$354.2
Floor plan notes payable: non-trade	1,002.8	835.9
Current maturities of long-term debt	282.7	223.7
Trade payables	260.5	235.4
Accrued liabilities	890.9	753.6
Total current liabilities	2,825.1	2,402.8

Long-term debt, less current maturities	3,395.2	3,185.7
Deferred revenue	200.2	191.2
Deferred income taxes	203.7	191.0
Non-current operating lease liabilities	357.2	361.7
Other long-term liabilities	156.8	151.3
Total liabilities	7,138.2	6,483.7

Redeemable non-controlling interest	34.9	34.0

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 29.4 and 29.5	1,656.3	1,711.6
Additional paid-in capital	51.8	58.3
Accumulated other comprehensive income (loss)	4.9	(3.0)
Retained earnings	3,191.4	2,859.5
Total stockholders’ equity - Lithia Motors, Inc.	4,904.4	4,626.4
Non-controlling interest	3.3	2.8
Total equity	4,907.7	4,629.2
Total liabilities, redeemable non-controlling interest and equity	$12,080.8	$11,146.9

 See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	1

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,
(In millions, except per share amounts; Unaudited)	2022	2021
Revenues:
New vehicle retail	$3,061.8	$2,193.2
Used vehicle retail	2,234.5	1,352.2
Used vehicle wholesale	385.8	135.2
Finance and insurance	313.2	198.4
Service, body and parts	627.8	404.0
Fleet and other	82.2	60.0
Total revenues	6,705.3	4,343.0
Cost of sales:
New vehicle retail	2,660.5	2,036.5
Used vehicle retail	2,010.7	1,216.0
Used vehicle wholesale	378.1	130.6
Service, body and parts	298.8	185.8
Fleet and other	79.1	58.6
Total cost of sales	5,427.2	3,627.5
Gross profit	1,278.1	715.5
Selling, general and administrative	726.1	450.4
Depreciation and amortization	39.2	26.8
Operating income	512.8	238.3
Floor plan interest expense	(4.9)	(6.8)
Other interest expense, net	(30.1)	(23.5)
Other income (expense), net	(8.0)	3.4
Income before income taxes	469.8	211.4
Income tax provision	(126.2)	(55.2)
Net income	343.6	156.2
Net income attributable to non-controlling interest	(0.5)	—
Net income attributable to redeemable non-controlling interest	(0.9)	—
Net income attributable to Lithia Motors, Inc.	$342.2	$156.2

Basic earnings per share attributable to Lithia Motors, Inc.	$11.59	$5.86
Shares used in basic per share calculations	29.5	26.6

Diluted earnings per share attributable to Lithia Motors, Inc.	$11.55	$5.81
Shares used in diluted per share calculations	29.6	26.9

Cash dividends paid per share	$0.35	$0.31

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31,
(In millions; Unaudited)	2022	2021
Net income	$343.6	$156.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4.0	—
Gain on cash flow hedges, net of tax expense of $1.4, and $0.6, respectively	3.9	1.8
Total other comprehensive income, net of tax	7.9	1.8
Comprehensive income	351.5	158.0

Comprehensive income attributable to non-controlling interest	(0.5)	—
Comprehensive income attributable to redeemable non-controlling interest	(0.9)	—
Comprehensive income attributable to Lithia Motors, Inc.	$350.1	$158.0
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Three Months Ended March 31,
(In millions; Unaudited)	2022	2021
Total equity, beginning balances	$4,629.2	$2,661.5

Common stock[1], beginning balances	1,711.6	788.2
Compensation for stock and stock option issuances and excess tax benefits from option exercises	17.0	13.4
Issuance of stock in connection with employee stock plans	7.8	4.2
Repurchase of common stock	(80.1)	(15.9)
Common stock[1], ending balances	1,656.3	789.9

Class B common stock[1], beginning balances	—	—
Class B common stock converted to class A common stock[1]	—	—
Class B common stock[1], ending balances	—	—

Additional paid-in capital, beginning balances	58.3	41.4
Compensation for stock and stock option issuances and excess tax benefits from option exercises	(6.5)	(5.4)
Additional paid-in capital, ending balances	51.8	36.0

Accumulated other comprehensive loss, beginning balances	(3.0)	(6.3)
Foreign currency translation adjustment	4.0	—
Gain on cash flow hedges, net of tax expense of $1.4, and $0.6, respectively	3.9	1.8
Accumulated other comprehensive income (loss), ending balances	4.9	(4.5)

Retained earnings, beginning balances	2,859.5	1,838.2
Net income attributable to Lithia Motors, Inc.	342.2	156.2
Dividends paid	(10.3)	(8.2)
Retained earnings, ending balances	3,191.4	1,986.2

Non-controlling interest, beginning balances	2.8	—
Net income attributable to non-controlling interest	0.5	—
Non-controlling interest, ending balances	3.3	—

Total equity, ending balances	$4,907.7	$2,807.6

Redeemable non-controlling interest, beginning balances	$34.0	$—
Net income attributable to redeemable non-controlling interest	0.9	—
Redeemable non-controlling interest, ending balances	$34.9	$—
1 Prior to June 7, 2021, common stock was classified as Class A common stock. The Class A common stock reclassification as common stock occurred in connection with the elimination of our classified common stock structure following the conversion of all Class B common stock to Class A common stock.

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
(In millions; Unaudited)	2022	2021
Cash flows from operating activities:
Net income	$343.6	$156.2
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	—	—
Depreciation and amortization	39.2	26.8
Stock-based compensation	10.5	8.0
Loss on disposal of other assets	0.9	0.3
(Gain) loss on disposal of franchise	(10.0)	0.7
Unrealized investment loss	14.9	0.3
Deferred income taxes	11.3	10.4
Amortization of operating lease right-of-use assets	3.6	8.2
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	(80.4)	(126.7)
Inventories	(244.9)	244.6
Other assets	(256.6)	(59.0)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	33.7	107.3
Trade payables	26.0	47.8
Accrued liabilities	111.6	76.7
Other long-term liabilities and deferred revenue	22.9	(2.1)
Net cash provided by operating activities	26.3	499.5
Cash flows from investing activities:
Capital expenditures	(60.7)	(50.0)
Proceeds from sales of assets	6.8	—
Cash paid for other investments	(9.8)	(9.6)
Cash paid for acquisitions, net of cash acquired	(326.5)	(383.5)
Proceeds from sales of stores	32.9	0.3
Net cash used in investing activities	(357.3)	(442.8)
Cash flows from financing activities:
Repayments on floor plan notes payable, net: non-trade	177.1	(74.8)
Borrowings on lines of credit	2,295.0	79.3
Repayments on lines of credit	(2,029.8)	(18.3)
Principal payments on long-term debt and finance lease liabilities, scheduled	(62.9)	(8.3)
Principal payments on long-term debt and finance lease liabilities, other	(12.5)	—
Proceeds from issuance of long-term debt	16.2	—
Payment of debt issuance costs	—	(0.1)
Proceeds from issuance of common stock	7.8	4.2
Repurchase of common stock	(60.9)	(15.9)
Dividends paid	(10.3)	(8.2)
Payment of contingent consideration related to acquisitions	(3.7)	(1.4)
Net cash provided by (used in) financing activities	316.0	(43.5)
Effect of exchange rate changes on cash and cash equivalents	1.7	—
Increase in cash, restricted cash, and cash equivalents	(13.3)	13.4
Cash, restricted cash, and cash equivalents at beginning of year	178.5	162.4
Cash, restricted cash, and cash equivalents at end of period	$165.2	$175.8
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Three Months Ended March 31,
(In millions)	2022	2021
Reconciliation of cash, restricted cash, and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$131.6	$170.3
Restricted cash from collections on auto loans receivable	29.8	5.5
Cash, restricted cash, and cash equivalents	$161.4	$175.8
Restricted cash on deposit in reserve accounts, included in other non-current assets	3.8	—
Total cash, restricted cash, and cash equivalents reported in the Consolidated Statements of Cash Flows	$165.2	$175.8

Supplemental cash flow information:
Cash paid during the period for interest	$29.3	$30.0
Cash paid during the period for income taxes, net	5.1	2.5
Floor plan debt paid in connection with store disposals	—	1.4

Non-cash activities:
Acquisition of finance leases in connection with acquisitions	59.0	—
Right-of-use assets obtained in exchange for lease liabilities	8.5	3.4
Unsettled repurchases of common stock	19.1	—

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of March 31, 2022, and for the three months ended March 31, 2022 and 2021. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2021 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2021, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2022. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented.

Note 2. Contract Liabilities and Assets

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $249.9 million and $239.0 million as of March 31, 2022, and December 31, 2021, respectively; and we recognized $11.1 million of revenue in the three months ended March 31, 2022 related to our contract liability balance at December 31, 2021. Our contract liability balance is included in accrued liabilities and deferred revenue.

Contract Assets
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract. Our contract asset balances associated with future estimated variable consideration were $9.8 million and $9.6 million as of March 31, 2022 and December 31, 2021, respectively; and are included in trade receivables and other non-current assets.

NOTES TO FINANCIAL STATEMENTS	7

Note 3. Accounts Receivable

Accounts receivable consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Contracts in transit	$367.3	$304.9
Trade receivables	128.5	125.5
Vehicle receivables	126.5	106.6
Manufacturer receivables	140.5	120.5
Auto loan and lease receivables	1,036.4	829.2
Other receivables	18.5	43.2
	1,817.7	1,529.9
Less: Allowance for doubtful accounts	(18.7)	(17.3)
Less: Long-term portion of accounts receivable, net[1]	(875.2)	(602.6)
Total accounts receivable, net	$923.8	$910.0
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
•Auto loan receivables include amounts due from customers related to vehicle sales financed through Driveway Finance Corporation.
•Lease receivables include amounts related to vehicles leased to customers through Pfaff Leasing.

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

The balances of auto loan and lease receivables are made up of loans secured by the related vehicles. More than 99% of the portfolio is aged less than 60 days past due with less than 1% on non-accrual status.

(Dollars in millions)	March 31, 2022	December 31, 2021
Total Auto loan and lease receivables	$1,036.4	$829.2
Less: Allowance for loan and lease losses	(29.4)	(25.0)
Auto loan and lease receivables, net	$1,007.0	$804.2

NOTES TO FINANCIAL STATEMENTS	8

Below is a breakdown of the current and long term portions of our auto loan and lease receivables:

(Dollars in millions)	March 31, 2022	December 31, 2021
Current portion of auto loan and lease receivables, net of allowance of $15.5 and $13.6	$157.2	$224.5
Long term portion of auto loan and lease receivables, net of allowance of $13.9 and $11.4	849.8	579.7
Auto loan and lease receivables, net	$1,007.0	$804.2

Our allowance for loan and lease losses represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowances for credit losses related to auto loan and lease receivables consisted of the following changes during the period:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Allowance for loan losses at beginning of period	$22.5	$12.4
Charge-offs	(10.3)	(3.4)
Recoveries	4.2	1.9
Provision expense	9.8	1.1
Allowance for loan losses at end of period	26.2	12.0
Allowance for lease losses	3.2	—
Total allowance for loan and lease losses balance at end of period	$29.4	$12.0

Ending auto loan receivables (principal balances) by FICO score:

(Dollars in millions)	March 31, 2022	December 31, 2021
<599[1]	$85.8	$83.2
600-699	547.4	437.6
700-774	238.3	166.8
775+	56.7	37.4
Total auto loan receivables	928.2	725.0
Lease portfolio and accrued interest	108.2	104.2
Total auto loan and lease receivables	$1,036.4	$829.2
1Includes loans that are originated with no FICO score available.

In accordance with Topic 326, the allowance for loan and lease losses is estimated based on our historical write-off experience, current conditions and forecasts, as well as the value of any underlying assets securing these loans. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status. The annual activity for charges and subsequent recoveries is immaterial. The remainder of our receivables are due primarily from manufacturer partners and various third-party lenders. The historical losses related to these balances are immaterial.

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 4. Inventories

The components of inventories, net, consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
New vehicles	$950.5	$812.9
Used vehicles	1,580.2	1,418.3
Parts and accessories	166.6	154.3
Total inventories	$2,697.3	$2,385.5

NOTES TO FINANCIAL STATEMENTS	9

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows:

(in millions)	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2020 ¹	$204.5	$287.9	$100.6	$593.0
Additions through acquisitions [2]	101.0	188.7	105.8	395.5
Reductions through divestitures	(1.5)	(8.4)	(1.3)	(11.2)
Balance as of December 31, 2021 ¹	304.0	468.2	205.1	977.3
Additions through acquisitions [3]	11.2	21.2	13.3	45.7
Reductions through divestitures	(3.7)	—	—	(3.7)
Balance as of March 31, 2022 ¹	$311.5	$489.4	$218.4	$1,019.3
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation for the 2020 acquisitions were finalized in 2021. As a result, we added $395.5 million of goodwill.
3 Our purchase price allocation for a portion of the 2021 acquisitions was finalized in 2022. As a result, we added $45.7 million of goodwill. Our purchase price allocation for the remaining 2021 and 2022 acquisitions are preliminary and goodwill is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12.

The changes in the carrying amounts of franchise value are as follows:

(in millions)	Franchise Value
Balance as of December 31, 2020	$350.2
Additions through acquisitions [1]	459.7
Reductions through divestitures	(8.9)
Reductions from impairments	(1.9)
Balance as of December 31, 2021	799.1
Additions through acquisitions [2]	158.3
Reductions through divestitures	(0.7)
Balance as of March 31, 2022	$956.7
1 Our purchase price allocation for the 2020 acquisitions were finalized in 2021. As a result, we added $459.7 million of franchise value.
2 Our purchase price allocation for a portion of the 2021 acquisitions was finalized in 2022. As a result, we added $158.3 million of franchise value. Our purchase price allocation for the remaining 2021 and 2022 acquisitions are preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12.

Note 6. Equity and Redeemable Non-Controlling Interest

Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units (RSUs). On November 30, 2021, our Board of Directors approved an additional $750 million repurchase authorization of our common stock, increasing our total repurchase authorization to $1.25 billion combined with the amount previously authorized by the Board for repurchase. Share repurchases under this authorization were as follows:

	Repurchases Occurring in 2022		Cumulative Repurchases as of March 31, 2022
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	218,245	$289.66	4,694,176	$125.79

As of March 31, 2022, we had $659.5 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2022, we repurchased 56,779 shares at an average price of $296.97 per share, for a total of $16.9 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to

NOTES TO FINANCIAL STATEMENTS	10

tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

ATM Equity Offering
On July 24, 2020, we entered into an ATM Equity Offering Sales Agreement, which allows us to offer and sell, from time to time, shares of our common stock, no par value, having an aggregate gross sales price of up to $400 million. The shares will be issued pursuant to a registration statement on Form S-3 (File No. 333-239969), which became effective upon its filing on July 21, 2020. Under this agreement, we may enter into forward share purchase transactions. As of March 31, 2022, no amounts have been issued in relation to the ATM Equity Offering Sales Agreement.

Redeemable Non-Controlling Interest
On August 30, 2021, we expanded into Canada through a partnership with Toronto-based Pfaff Automotive Partners. As part of the acquisition, we were granted the right to purchase (Call Option), and granted Pfaff Automotive a right to sell (Put Option), the remaining interest after a three-year period, with a purchase price based on Pfaff’s pro rata share of assets at the date of exercise of the Call or Put Option, as applicable. As a result of this redemption feature, we recorded redeemable non-controlling interest, at its preliminary estimate of acquisition-date fair value, that is classified as mezzanine equity in the accompanying Consolidated Balance Sheets. The non-controlling interest is adjusted each reporting period for income (loss) attributable to the non-controlling interest and adjustments in fair value.

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

We have investments primarily consisting of our investment in Shift Technologies, Inc. (Shift), a San Francisco-based digital retail company. Shift has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. We calculated the fair value of this investment using quoted prices for the identical security (Level 1) and recorded the fair value as part of other non-current assets. An additional component of our investment in Shift consists of shares in escrow subject to release upon certain market conditions being met. The fair value of this component of our investment in Shift is measured using observable Level 2 market expectations at each measurement date and is recorded as part of other non-current assets. For the three months ended March 31, 2022 and March 31, 2021, we recognized a $14.9 million and a $0.3 million unrealized investment loss related to Shift, respectively. These amounts were recorded as a component of Other income (expense), net.

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of March 31, 2022, our real estate mortgages and other debt, which includes capital leases, had maturity dates between April 1, 2022, and July 1, 2038.

We have derivative instruments consisting of interest rate collars. The fair value of derivative assets and liabilities are measured using observable Level 2 market expectations at each measurement date and is recorded as current

NOTES TO FINANCIAL STATEMENTS	11

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

There were no changes to our valuation techniques during the three-month period ended March 31, 2022.

Below are our investments that are measured at fair value (in millions):

Fair Value at March 31, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$26.1	$—	$—

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$40.4	$0.5	$—

Below are our derivative assets and liabilities that are measured at fair value (in millions):

Fair Value at March 31, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$18.6	$—
Derivative liability	—	15.9	—

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$6.4	$—
Derivative liability	—	8.9	—

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows:

(in millions)	March 31, 2022	December 31, 2021
Carrying value
4.625% Senior notes due 2027	$400.0	$400.0
4.375% Senior notes due 2031	550.0	550.0
3.875% Senior notes due 2029	800.0	800.0
Non-recourse notes payable	278.3	317.6
Real estate mortgages and other debt	515.2	477.6
	$2,543.5	$2,545.2
Fair value
4.625% Senior notes due 2027	$396.0	$420.0
4.375% Senior notes due 2031	528.0	583.0
3.875% Senior notes due 2029	760.3	815.0
Non-recourse notes payable	271.8	316.8
Real estate mortgages and other debt	474.5	488.7
	$2,430.6	$2,623.5

NOTES TO FINANCIAL STATEMENTS	12

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

The following is a reconciliation of net income and weighted average shares used for our basic earnings per share (EPS) and diluted EPS:

Three Months Ended March 31,	2022	2021
(in millions, except per share amounts)	Common Stock	Class A	Class B
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - basic	$342.2	$155.8	$0.4
Conversion of class B common shares into class A common shares	—	0.4	—
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - diluted	$342.2	$156.2	$0.4

Weighted average common shares outstanding – basic	29.5	26.6	0.1
Conversion of class B common shares into class A common shares	—	0.1	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.1	0.2	—
Weighted average common shares outstanding – diluted	29.6	26.9	0.1

Basic earnings per share attributable to Lithia Motors, Inc.	$11.59	$5.86	$5.86
Diluted earnings per share attributable to Lithia Motors, Inc.	$11.55	$5.81	$5.81

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the three-month periods ended March 31, 2022, and 2021 and was determined to be immaterial.

Note 9. Segments

While we have determined that each individual store is a reporting unit, we have aggregated our reporting units into three reportable segments based on their economic similarities: Domestic, Import and Luxury.

Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Stellantis, General Motors and Ford. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, Nissan and Volkswagen. Our Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by BMW, Mercedes and

NOTES TO FINANCIAL STATEMENTS	13

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

NOTES TO FINANCIAL STATEMENTS	14

Certain financial information on a segment basis is as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Revenues:
Domestic
New vehicle retail	$935.6	$614.6
Used vehicle retail	746.4	462.2
Used vehicle wholesale	128.1	36.2
Finance and insurance	89.4	58.6
Service, body and parts	187.6	120.8
Fleet and other	54.0	17.6
	2,141.1	1,310.0
Import
New vehicle retail	1,288.4	968.1
Used vehicle retail	895.9	562.1
Used vehicle wholesale	131.8	58.3
Finance and insurance	170.4	105.5
Service, body and parts	243.1	156.7
Fleet and other	10.0	14.1
	2,739.6	1,864.8
Luxury
New vehicle retail	836.5	614.1
Used vehicle retail	596.6	331.2
Used vehicle wholesale	107.1	39.8
Finance and insurance	62.4	36.9
Service, body and parts	183.1	121.7
Fleet and other	17.3	27.8
	1,803.0	1,171.5
	6,683.7	4,346.3
Corporate and other	21.6	(3.3)
	$6,705.3	$4,343.0
Segment income[1]:
Domestic	$130.5	$73.9
Import	245.8	101.5
Luxury	130.3	44.1
Total segment income for reportable segments	$506.6	$219.5
1Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net.

NOTES TO FINANCIAL STATEMENTS	15

Reconciliation of total segment income for reportable segments to our consolidated income before income taxes:

	Three Months Ended March 31,
(in millions)	2022	2021
Total segment income for reportable segments	$506.6	$219.5
Corporate and other	40.5	38.8
Depreciation and amortization	(39.2)	(26.8)
Other interest expense	(30.1)	(23.5)
Other income (expense), net	(8.0)	3.4
Income before income taxes	$469.8	$211.4
Total assets by reportable segments is as follows:

(in millions)	March 31, 2022	December 31, 2021
Total assets:
Domestic	$1,831.9	$1,574.7
Import	2,106.3	1,858.1
Luxury	1,494.4	1,407.1
Corporate and other	6,648.2	6,307.0
	$12,080.8	$11,146.9

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

Note 11. Derivative Financial Instruments

We account for derivative financial instruments by recording the fair value as either an asset or liability in our Consolidated Balance Sheets and recognize the resulting gains or losses as adjustments to accumulated other comprehensive income (loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (AOCI) in equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

In 2019, to hedge the business exposure to rising interest rates on a portion of our variable rate debt, we entered into a five-year, zero-cost interest rate collar, with an aggregate notional amount of $300 million, effective June 1, 2019. This instrument hedges interest rate risk related to a portion of our $1.0 billion of non-trade floor plan notes payable.

NOTES TO FINANCIAL STATEMENTS	16

The table below presents the liabilities related to the zero-cost interest rate collar:

(Dollars in millions)	Accrued Liabilities	Other Long-Term Liabilities	Other Non-Current Assets	Total
Balance as of December 31, 2020	$(2.6)	$(6.0)	$—	$(8.6)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
Loss recorded from interest rate collar	(0.6)	2.4	—	1.8
Balance as of March 31, 2021	(2.5)	(3.6)	—	(6.1)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
Loss recorded from interest rate collar	(0.7)	0.2	—	(0.5)
Balance as of June 30, 2021	(2.5)	(3.4)	—	(5.9)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
(Loss) gain recorded from interest rate collar	(0.7)	0.7	—	—
Balance as of September 30, 2021	(2.5)	(2.7)	—	(5.2)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
(Loss) gain recorded from interest rate collar	(0.1)	2.0	—	1.9
Balance as of December 31, 2021	(1.9)	(0.7)	—	(2.6)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
(Loss) gain recorded from interest rate collar	1.2	0.7	2.7	4.6
Balance as of March 31, 2022	$—	$—	$2.7	$2.7

As of March 31, 2022, the amount of net gain we expect to reclassify from AOCI into interest expense in earnings within the next twelve months is $0.1 million. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

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

As of March 31, 2022, the balance on all four agreements was an offsetting $6.4 million and was located in other current assets and accrued liabilities, respectively.

See Note 7 for information on the fair value of the derivative contracts.

Note 12. Acquisitions

In the first three months of 2022, we completed the following acquisitions:

•In January 2022, John L. Sullivan Chevrolet, John L. Sullivan Chrysler Dodge Jeep Ram, and Roseville Toyota in California.
•In March 2022, Sahara Chrysler Dodge Jeep Ram, Desert 215 Superstore, and Jeep Only in Nevada.

Revenue and operating income contributed by the 2022 acquisitions subsequent to the date of acquisition were as follows (in millions):

Three Months Ended March 31,	2022
Revenue	$90.7
Operating income	4.9

In the first three months of 2021, we completed the following acquisitions:

•In February 2021, Fields Chrysler Jeep Dodge Ram and Land Rover Orlando in Florida.

NOTES TO FINANCIAL STATEMENTS	17

•In March 2021, Fink Auto Group in Florida.
•In March 2021, Avondale Nissan in Arizona.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

The following tables summarize the consideration paid for the 2022 acquisitions and the preliminary purchase price allocations for identified assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Consideration
Cash paid, net of cash acquired	$318.3

(in millions)	Assets Acquired and Liabilities Assumed
Inventories, net	93.6
Property and equipment, net	111.1
Other non-current assets	173.3
Debt and finance lease obligations	(59.0)
Other long-term liabilities	(0.7)
$318.3

The purchase price allocations for the acquisitions from the second quarter of 2021 through the first quarter of 2022 are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets.

We expect substantially all of the goodwill related to acquisitions completed in 2022 to be deductible for federal income tax purposes.

In the three-month period ended March 31, 2022, we recorded $6.6 million in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $1.3 million of acquisition-related expenses in the same period of 2021.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three-month periods ended March 31, 2022 and 2021, had occurred on January 1, 2021:

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Revenue	$6,724.4	$4,396.2
Net income attributable to Lithia Motors, Inc.	345.5	160.2
Basic earnings attributable to Lithia Motors, Inc. per share	11.70	6.02
Diluted earnings attributable to Lithia Motors, Inc. per share	11.66	5.96

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

NOTES TO FINANCIAL STATEMENTS	18

to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned.

Net investment in operating leases was as follows:

(in millions)	March 31, 2022	December 31, 2021
Vehicles, at cost[1]	$75.8	$66.0
Accumulated depreciation[1]	(4.8)	(0.9)
Net investment in operating leases	$71.0	$65.1
1Vehicles, at cost and accumulated depreciation are recorded in other current assets, on the Consolidated Balance Sheets.

NOTES TO FINANCIAL STATEMENTS	19

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

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in the Risk Factors section of our 2021 Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC).

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

Overview
Lithia & Driveway (LAD) is a growth company focused on profitably consolidating the largest retail sector in North America. We are among the fastest growing companies in the Fortune 500 (#2 on 10-year EPS Growth, #3 on 10-Year TSR and #12 on 10-year Revenue growth in 2021). As of March 31, 2022, we operated 281 locations representing 40 brands in 25 states and 3 Canadian provinces.

We offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, financing, and insurance products and automotive repair and maintenance. We strive for diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability. Our diversification, along with our operating structure, provides a resilient and nimble business model.

MANAGEMENT’S DISCUSSION AND ANALYSIS	20

Our omni-channel strategy is designed to pragmatically disrupt the industry by leveraging our experienced teams, vast owned inventories, technology, and physical network. We continue to lead the industry’s consolidation and, combined with Driveway’s e-commerce in-home experiences and Driveway Finance Corporation’s growing auto loan portfolio, further accelerate our massive profit and capital engine. Together, these endeavors create a unique and compelling high-growth strategy that provides transportation solutions wherever, whenever and however consumers desire. Our long-term strategy to create value for our customers, employees and shareholders includes the following elements:

Driving operational excellence, innovation and diversification
LAD builds magnetic brand loyalty in our 281 locations within our Lithia channel and with Driveway, our e-commerce home delivery experience, and GreenCars, our electric vehicle learning resource and marketplace. Operational excellence is achieved by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to improve market share, consumer loyalty, and profitability. By promoting an entrepreneurial model with our in-store experiences, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we develop high-performing teams and foster manufacturer relationships.

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

Growth through network development
The foundation of our omni-channel plan is the growth and expansion of our physical network to provide consumers convenient access to all of our business lines in-store or through Driveway. Acquiring new vehicle franchises, which operate in markets ranging from mid-sized regional markets to metropolitan markets, provides us a cash generating and profitable model to expand our network of locations. In addition to being financially accretive, these businesses improve our ability to serve customers through wider selection, greater density and convenient access to vehicle repair services, our highest margin offerings. Our physical footprint currently reaches 95% of American consumers within an average radius of 250 miles.

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

Thoughtful capital allocation
Our capital deployment strategy targets deployment of 65% of free cash flows generated toward acquisitions, 25% toward capital expenditures, innovation and diversification and 10% in shareholder return in the form of dividends and share repurchases. As we identify acquisition opportunities that further enhance our business, we may consider other potential sources of capital, including financing of real estate and proceeds from debt or equity offerings. This disciplined approach, combined with our ability to successfully integrate newly-acquired locations, drives growth and profitability.

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended March 31,
($ in millions)	2022	2021	Change
Revenues
New vehicle retail	$3,061.8	$2,193.2	39.6%
Used vehicle retail	2,234.5	1,352.2	65.2
Finance and insurance	313.2	198.4	57.9
Service, body and parts	627.8	404.0	55.4
Total Revenues	6,705.3	4,343.0	54.4

Gross profit
New vehicle retail	$401.3	$156.7	156.1%
Used vehicle retail	223.8	136.2	64.3
Finance and insurance	313.2	198.4	57.9
Service, body and parts	329.0	218.2	50.8
Total Gross Profit	1,278.1	715.5	78.6

Gross profit margins
New vehicle retail	13.1%	7.1%	600	bps
Used vehicle retail	10.0	10.1	(10)
Finance and insurance	100.0	100.0	—
Service, body and parts	52.4	54.0	(160)
Total Gross Profit Margin	19.1	16.5	260

Retail units sold
New vehicles	64,942	53,864	20.6%
Used vehicles	73,689	59,027	24.8

Average selling price per retail unit
New vehicles	$47,146	$40,718	15.8%
Used vehicles	30,323	22,907	32.4

Average gross profit per retail unit
New vehicles	$6,179	$2,910	112.3%
Used vehicles	3,037	2,307	31.6
Finance and insurance	2,260	1,757	28.6
Total vehicle[1]	6,825	4,392	55.4
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

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in February 2021 would be included in same store operating data beginning in March 2022, after its first full complete comparable month of operation. The first quarter operating results for the same store comparisons would include results for that store in only the month of March for both comparable periods.

	Three Months Ended March 31,
($ in millions)	2022	2021	Change
Revenues
New vehicle retail	$2,022.3	$2,076.6	(2.6)%
Used vehicle retail	1,654.1	1,266.8	30.6
Finance and insurance	218.4	187.3	16.6
Service, body and parts	437.4	386.0	13.3
Total Revenues	4,584.0	4,103.6	11.7

Gross profit
New vehicle retail	$272.5	$149.3	82.5%
Used vehicle retail	163.5	127.5	28.2
Finance and insurance	218.4	187.3	16.6
Service, body and parts	238.6	208.9	14.2
Total Gross Profit	897.2	678.8	32.2

Gross profit margins
New vehicle retail	13.5%	7.2%	630	bps
Used vehicle retail	9.9	10.1	(20)
Finance and insurance	100.0	100.0	—
Service, body and parts	54.6	54.1	50
Total Gross Profit Margin	19.6	16.5	310

Retail units sold
New vehicles	42,232	51,145	(17.4)%
Used vehicles	54,813	55,304	(0.9)

Average selling price per retail unit
New vehicles	$47,885	$40,602	17.9%
Used vehicles	30,177	22,906	31.7

Average gross profit per retail unit
New vehicles	$6,453	$2,919	121.1%
Used vehicles	2,983	2,305	29.4
Finance and insurance	2,251	1,759	28.0
Total vehicle[1]	6,767	4,401	53.8
1 Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

During the three months ended March 31, 2022, we had net income of $343.7 million, or $11.55 per share on a diluted basis, compared to net income of $156.2 million, or $5.81 per share on a diluted basis, during the same period of 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

New Vehicles
We believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and parts and service work. Same store new vehicle revenue decreased 2.6% for the three-month period ended March 31, 2022 compared to the same period in 2021. This was due to a decrease in unit volume of 17.4%, offset by an increase in average selling prices of 17.9%, in the three-month period ended March 31, 2022 compared to the same period of 2021. Our leaders in each market continue to adapt to changing conditions, respond to customer needs and manage inventory availability and selection.

While consumer demand remains high in 2022, there continues to be a shortage of available new vehicles for sale driven largely by certain component shortages in the manufacturers’ supply chains. This imbalance has resulted in higher than normal average selling prices and gross profits per unit. The reduced levels of new vehicle availability are expected to continue throughout 2022.

Same store new vehicle gross profit per unit increased 121.1%, increasing new vehicle gross profit margins 630 bps in the three-month period ended March 31, 2022 compared to the same period of 2021.

Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, increased $4,012 to $8,817 for the three-month period ended March 31, 2022 compared to the same period of 2021.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (CPO) vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles up to twenty years old. During the three months ended March 31, 2022, our stores sold an average of 91 used vehicles per store per month, compared to 83 used vehicles per store per month for the same period ended March 31, 2021.

Used vehicle demand remains high, due in part to the lower levels of new vehicle inventory available for sale. This demand is resulting in higher than normal average selling prices and gross profits per unit for the three-month period ended March 31, 2022.

Used vehicle revenue for the three-month period ended March 31, 2022 increased 65.2% compared to the same period of 2021 due to a combination of strong same store performance and acquisition activity. On a same store basis, used vehicle sales for the three-month period ended March 31, 2022 increased 30.6%, as compared to the same period of 2021, driven by increases in our core vehicle category of 35.8%. Our core vehicle category had growth in unit sales of 2.4%, with improvements in average selling price per vehicle of 32.7% for the three-month period ended March 31, 2022. Our value auto vehicles also experienced strong demand with an increase in unit sales of 3.5% and an increase in average selling prices of 32.1% for the three-month period ended March 31, 2022, compared to the same period of 2021. Our CPO vehicle unit sales decreased 13.5% for the three-month period ended March 31, 2022, as compared to the same period of 2021. We continue to focus on procuring vehicles across the full spectrum of the addressable used vehicle market to provide customers with a wide selection meeting all levels of affordability, driving increased used vehicle unit volumes.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s) and increase sales from finance and insurance and parts and service.

Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, increased 30.4%, or $1,200, to $5,146 for the three-month period ended March 31, 2022 as compared to the same period of 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which drive continued engagement with the consumer throughout the ownership lifecycle.

Total finance and insurance income increased 57.9% in the three-month period ended March 31, 2022 compared to the same period of 2021. Same store finance and insurance revenues increased 16.6% for the three-month period ended March 31, 2022 compared to the same period of 2021, driven by increases in service contract revenue of 16.6%. On a same store basis, our finance and insurance revenue per retail unit increased $492 to $2,251 in the three-month period ended March 31, 2022 compared to the same period of 2021.

Service, body and parts
We provide automotive repair and maintenance services for customers for the new vehicle brands sold by our stores, as well as service and repairs for most other makes and models. These after sales services are an integral part of our customer retention and the largest contributor to our overall profitability. Earnings from after sales continue to prove to be more resilient during economic downturns, when owners tend to repair their existing vehicles rather than buy new vehicles.

Our service, body, and parts revenue increased 55.4% in the three-month period ended March 31, 2022 compared to the same period of 2021, driven by acquisitions, as well as increases in customer pay revenues. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. In the three-month period ended March 31, 2022, the largest contribution to our service, body and parts revenue was same store customer pay revenue of $254.9 million.

Same store service, body and parts gross profit increased 14.2% in the three-month period ended March 31, 2022 compared to the same period of 2021. The increase was primarily due to increased volumes of customer pay transactions. Overall same store service, body, and parts gross margins increased 50 bps in the three-month period ended March 31, 2022 compared to the same period of 2021, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margin increased 210 bps in the three-month period ended March 31, 2022 compared to the same period of 2021.
Segments
Certain financial information by segment is as follows:

	Three Months Ended March 31,		Increase	% Increase
(in millions)	2022	2021
Revenues:
Domestic	$2,141.1	$1,310.0	$831.1	63.4%
Import	2,739.6	1,864.8	874.8	46.9
Luxury	1,803.0	1,171.5	631.5	53.9
	6,683.7	4,346.3	2,337.4	53.8
Corporate and other	21.6	(3.3)	24.9	NM
	$6,705.3	$4,343.0	$2,362.3	54.4%
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

	Three Months Ended March 31,		Increase	% Increase
(in millions)	2022	2021
Segment income[1]:
Domestic	$130.5	$73.9	$56.6	76.6%
Import	245.8	101.5	144.3	142.2
Luxury	130.3	44.1	86.2	195.5
	506.6	219.5	287.1	130.8
Corporate and other	40.5	38.8	1.7	4.4
	$547.1	$258.3	$288.8	111.8
1Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net. See Note 9 of the Condensed Notes to the Consolidated Financial Statements for additional information.

	Three Months Ended March 31,		Increase	% Increase
	2022	2021
Retail new vehicle unit sales:
Domestic	18,012	13,065	4,947	37.9%
Import	35,053	30,454	4,599	15.1
Luxury	12,297	10,495	1,802	17.2
	65,362	54,014	11,348	21.0
Allocated to management	(420)	(150)	270	NM
	64,942	53,864	11,078	20.6%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended March 31,		Increase	% Increase
($ in millions)	2022	2021
Revenue:
New vehicle retail	$935.6	$614.6	$321.0	52.2%
Used vehicle retail	746.4	462.2	284.2	61.5
Used vehicle wholesale	128.1	36.2	91.9	253.9
Finance and insurance	89.4	58.6	30.8	52.6
Service, body and parts	187.6	120.8	66.8	55.3
Fleet and other	54.0	17.6	36.4	NM
	$2,141.1	$1,310.0	$831.1	63.4
Segment income	$130.5	$73.9	$56.6	76.6
Retail new vehicle unit sales	18,012	13,065	4,947	37.9%
NM - not meaningful

Our Domestic segment revenue increased 63.4% in the three-month period ended March 31, 2022 compared to the same period of 2021, driven by increases across all business lines. The acquisition of 18 stores in 2021 and five stores in 2022 was the primary contributor to these increases.

Our Domestic segment income increased 76.6% in the three-month period ended March 31, 2022 compared to the same period of 2021, primarily due to gross profit growth of 62.0%. Total Domestic SG&A as a percentage of gross profit decreased from 63.4% to 60.9% for the three-month period ended March 31, 2022, compared to the same period of 2021. The decrease for the three-month period ended March 31, 2022 was primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Domestic stores increased 32.9% for the three-month period ended March 31, 2022 compared to the same period of 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

Import
A summary of financial information for our Import segment follows:

	Three Months Ended March 31,		Decrease	% Increase
($ in millions)	2022	2021
Revenue:
New vehicle retail	$1,288.4	$968.1	$320.3	33.1%
Used vehicle retail	895.9	562.1	333.8	59.4
Used vehicle wholesale	131.8	58.3	73.5	126.1
Finance and insurance	170.4	105.5	64.9	61.5
Service, body and parts	243.1	156.7	86.4	55.1
Fleet and other	10.0	14.1	(4.1)	NM
	$2,739.6	$1,864.8	$874.8	46.9
Segment income	$245.8	$101.5	$144.3	142.2
Retail new vehicle unit sales	35,053	30,454	4,599	15.1%
 NM - not meaningful

Our Import segment revenue increased 46.9% in the three-month period ended March 31, 2022 compared to the same period of 2021, driven by increases in all major business lines. The acquisition of 34 stores in 2021 and one store in 2022 was the primary contributor to these increases.

Our Import segment income increased 142.2% in the three-month period ended March 31, 2022 compared to the same period of 2021, due to gross profit growth of 83.7%. Total Import SG&A as a percentage of gross profit decreased from 66.2% to 57.7% for the three-month period ended March 31, 2022 compared to the same period of 2021. The decrease for the three-month period ended March 31, 2022 was primarily driven by increased gross profit without proportional increases in all SG&A costs. In addition, floor plan interest expense for Import stores decreased in the three-month period ended March 31, 2022 compared to the same period of 2021.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended March 31,		Increase (Decrease)	% Increase
($ in millions)	2022	2021
Revenue:
New vehicle retail	$836.5	$614.1	$222.4	36.2%
Used vehicle retail	596.6	331.2	265.4	80.1
Used vehicle wholesale	107.1	39.8	67.3	169.1
Finance and insurance	62.4	36.9	25.5	69.1
Service, body and parts	183.1	121.7	61.4	50.5
Fleet and other	17.3	27.8	(10.5)	NM
	$1,803.0	$1,171.5	$631.5	53.9
Segment income	$130.4	$44.1	$86.3	195.7
Retail new vehicle unit sales	12,297	10,495	1,802	17.2%
NM - not meaningful

Our Luxury segment revenue increased 53.9% in the three-month period ended March 31, 2022 compared to the same period of 2021, driven by increases in all major business lines. The acquisition of 26 stores in 2021 was the primary contributor to these increases.
Our Luxury segment income increased 195.7% for the three-month period ended March 31, 2022 compared to the same period of 2021, due to gross profit growth of 93.0%. Total Luxury SG&A as a percentage of gross profit decreased from 70.7% to 58.6% for the three-month period ended March 31, 2022 compared to the same period of 2021. The decrease for the three-month period ended March 31, 2022 was primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Luxury stores decreased 0.2% for the three-month period ended March 31, 2022 compared to the same period of 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops and centralized used vehicle team, offset by certain unallocated reserves and elimination adjustments related to vehicle sales.

	Three Months Ended March 31,		Increase	% Increase
(in millions)	2022	2021
Revenue, net	$21.6	$(3.3)	$24.9	NM
Segment income	$40.5	$38.8	$1.7	4.4%
NM - not meaningful

The change in Corporate and other revenue in the three-month period ended March 31, 2022 compared to the same period of 2021 was primarily related to increased used vehicle wholesales associated with our centralized used vehicle team and changes to certain reserves that were not specifically identified with our Domestic, Import or Luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales.

Income attributable to Corporate and other includes amounts associated with the operating income from our stand-alone body shops, centralized used vehicle team and certain internal corporate expense allocations that reduce reportable segment income but increase Corporate and other income. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters who perform certain dealership functions. Income attributable to Corporate and other also includes gains on the divestiture of stores.

Corporate and other income increased $1.7 million for the three-month period ended March 31, 2022, compared to the same period of 2021, primarily due to a decrease in internal floor plan financing charges received from dealerships and an increase in internal finance reserve paid to dealerships.

Selling, General and Administrative Expense (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended March 31,		Increase (Decrease)	% Increase
(in millions)	2022	2021
Personnel	$517.7	$314.0	$203.7	64.9%
Advertising	58.4	29.5	28.9	98.0
Rent	17.8	11.3	6.5	57.5
Facility costs[1]	35.8	24.2	11.6	47.9
(Gain) loss on sale of assets	(9.0)	1.0	(10.0)	NM
Other	105.4	70.4	35.0	49.7
Total SG&A	$726.1	$450.4	$275.7	61.2%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended March 31,		Increase (Decrease)
As a % of gross profit	2022	2021
Personnel	40.5%	43.9%	(340)	bps
Advertising	4.6	4.1	50
Rent	1.4	1.6	(20)
Facility costs	2.8	3.4	(60)
(Gain) loss on sale of assets	(0.7)	0.1	(80)
Other	8.2	9.8	(160)
Total SG&A	56.8%	62.9%	(610)	bps

SG&A as a percentage of gross profit was 56.8% for the three-month period ended March 31, 2022 compared to 62.9% for the same period of 2021. SG&A expense increased 61.2% in the three-month period ended March 31,

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

2022 compared to the same period of 2021. Overall, SG&A expense increased in all areas, primarily as a result of our network expansion in 2021. However, as a percentage of gross profit we experienced improvements in all areas of SG&A due in part to increased gross profits as well as continuing to focus on our cost structure.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 57.5% for the three-month period ended March 31, 2022 compared to 62.5% for the same period of 2021. The decrease for the three-month period ended March 31, 2022 was primarily related to increased gross profit without proportionate increases in SG&A costs.

SG&A expense adjusted for non-core charges was as follows:

	Three Months Ended March 31,		Increase	% Increase
(in millions)	2022	2021
Personnel	$517.7	$314.0	$203.7	64.9%
Advertising	58.4	29.5	28.9	98.0%
Rent	17.8	11.3	6.5	57.5%
Facility costs[1]	35.8	24.2	11.6	47.9%
Adjusted loss on sale of assets	1.0	0.3	0.7	NM
Adjusted other	98.8	68.3	30.5	44.7%
Adjusted total SG&A	$729.5	$447.6	$281.9	63.0%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended March 31,		Increase (Decrease)
As a % of gross profit	2022	2021
Personnel	40.5%	43.9%	(340)	bps
Advertising	4.6	4.1	50
Rent	1.4	1.6	(20)
Facility costs	2.8	3.4	(60)
Adjusted loss on sale of assets	0.1	—	10
Adjusted other	7.7	9.6	(190)
Adjusted total SG&A	57.1%	62.6%	(550)	bps

Adjusted SG&A for the three-months ended March 31, 2022 excludes $6.6 million in acquisition-related expenses and a $10.0 million net gain on store disposals.

Adjusted SG&A for the three-months ended March 31, 2021 excludes $0.8 million in storm insurance reserve charges, $1.3 million in acquisition-related expenses, and a $0.7 million net loss on store disposals.

See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

	Three Months Ended March 31,		Increase	% Increase
(in millions)	2022	2021
Depreciation and amortization	$39.2	$26.8	$12.4	46.3%

Acquisition activity contributed to the increase in depreciation and amortization in 2022 compared to 2021. We acquired approximately $525 million of depreciable property as part of our acquisition activity over the last twelve months ended March 31, 2022. For the three-months ended March 31, 2022, we invested $60.7 million in capital expenditures. These investments increased the amount of depreciation expense in the three-month period ended March 31, 2022. See the discussion under “Liquidity and Capital Resources” for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended March 31,
	2022	2021
Operating margin	7.6%	5.5%
Operating margin adjusted for non-core charges [1]	7.6%	5.6%
1 See “Non-GAAP Reconciliations” for more details.

Operating margins increased 210 bps in the three-month period ended March 31, 2022 compared to the same period in 2021. The increase in operating margins for the three-month period ended March 31, 2022 was primarily due to increased gross profit of 78.6% with an offsetting increase to SG&A of 61.2%, respectively, compared to the same period in 2021.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended March 31,
(in millions)	2022	2021	% Change
Floor plan interest expense (new vehicles)	$4.9	$6.8	(27.9)%

Floor plan interest expense decreased $1.9 million in the three-month period ended March 31, 2022 compared to the same period of 2021. This decrease is primarily due to increased inventory levels, partially offset by increases from acquisition volume and interest rate fluctuations.

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

The following table details the carrying costs for new vehicles and includes new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended March 31,			%
(in millions)	2022	2021	Change	Change
Floor plan interest expense (new vehicles)	$4.9	$6.8	$(1.9)	(27.9)%
Floor plan assistance (included as an offset to cost of sales)	(31.2)	(24.8)	(6.4)	25.8
Net new vehicle carrying costs	$(26.3)	$(18.0)	$(8.3)	NM
NM - Not meaningful

Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, and our revolving lines of credit.

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2022	2021
Mortgage interest	$5.5	$6.8	$(1.3)	(19.1)%
Other interest	25.1	17.1	8.0	46.8
Capitalized interest	(0.5)	(0.4)	0.1	NM
Total other interest expense	$30.1	$23.5	$6.6	28.1%
NM - not meaningful

Other interest expense for the three-month period ended March 31, 2022 increased $6.6 million primarily related to the additional interest expense associated with the senior notes issued in May 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

Other Income (Expense), net

	Three Months Ended March 31,		Decrease	% Decrease
(Dollars in millions)	2022	2021
Other Income (Expense), net	$(8.0)	$3.4	$(11.4)	(335.3)%

Other income (expense), net in the three-month period ended March 31, 2022, was primarily related to a $14.9 million unrealized investment loss associated with the change in fair value of our investment in Shift Technologies, Inc.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended March 31,
	2022	2021
Effective income tax rate	26.8%	26.1%
Effective income tax rate excluding other non-core items	26.1%	26.1%

Our effective income tax rate for the three-month period ended March 31, 2022 compared to last year was negatively affected by a valuation allowance established for certain deferred tax assets not expected to be realized. The increase in tax rate was offset by stock awards vesting in the current period. Excluding the valuation allowance and other non-core charges, we estimate our annual effective income tax rate to be 27.0%.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

	Three Months Ended March 31, 2022
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Acquisition expenses	Adjusted
Selling, general and administrative	$726.1	$10.0	$—	$(6.6)	$729.5
Operating income (loss)	512.8	(10.0)	—	6.6	509.4
Other (expense) income, net	(8.0)	—	14.9	—	6.9

Income (loss) before income taxes	$469.8	$(10.0)	$14.9	$6.6	$481.3
Income tax provision (benefit)	(126.2)	2.6	—	(1.9)	(125.5)
Net income (loss)	343.6	(7.4)	14.9	4.7	355.8
Net income attributable to non-controlling interest	(0.5)	—	—	—	(0.5)
Net income attributable to redeemable non-controlling interest	(0.9)	—	—	—	(0.9)
Net income (loss) attributable to Lithia Motors, Inc.	$342.2	$(7.4)	$14.9	$4.7	$354.4

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$11.55	$(0.25)	$0.50	$0.16	$11.96
Diluted share count	29.6

	Three Months Ended March 31, 2021
(in millions, except per share amounts)	As reported	Net disposal loss on sale of stores	Investment loss	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$450.4	$(0.7)	$—	$(0.8)	$(1.3)	$447.6
Operating income (loss)	238.3	0.7	—	0.8	1.3	241.1
Other (expense) income, net	3.4	—	0.3	—	—	3.7

Income (loss) before income taxes	$211.4	$0.7	0.3	$0.8	$1.3	$214.5
Income tax provision (benefit)	(55.2)	(0.2)	(0.1)	(0.2)	(0.4)	(56.1)
Net income (loss) attributable to Lithia Motors, Inc.	$156.2	$0.5	$0.2	$0.6	$0.9	$158.4

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$5.81	$0.02	$0.01	$0.02	$0.03	$5.89
Diluted share count	26.9

Liquidity and Capital Resources
We manage our liquidity and capital resources in the context of our overall business strategy, continually forecasting and managing our cash, working capital balances and capital structure in a way that we believe will meet the short-term and long-term obligations of our business while maintaining liquidity and financial flexibility. Our capital deployment strategy for our free cash flows targets an allocation of 65% investment in acquisitions, 25% internal investments including capital expenditures, Driveway and Driveway Finance and 10% in shareholder return in the form of dividends and share repurchases.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

Available Sources
Below is a summary of our immediately available funds:

(in millions)	March 31, 2022	December 31, 2021	Change	% Change
Cash, restricted cash, and cash equivalents	$161.4	$174.8	$(13.4)	(7.7)%
Available credit on credit facilities	1,455.9	1,344.8	111.1	8.3
Total current available funds	$1,617.3	$1,519.6	$97.7	6.4%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Net cash provided by operating activities	$26.3	$499.5	$(473.2)
Net cash used in investing activities	(357.3)	(442.8)	85.5
Net cash provided by (used in) financing activities	316.0	(43.5)	359.5

Operating Activities
Cash provided by operating activities for the three-month period ended March 31, 2022 decreased $473.2 million compared to the same period of 2021, primarily related to an increase in inventories and other assets, partially offset by increased net income and collection on trade receivables compared to the same period of 2021.

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

Adjusted net cash provided by operating activities is presented below:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Net cash provided by operating activities – as reported	$26.3	$499.5	$(473.2)
Less: Net repayments on floor plan notes payable, non-trade	177.1	(74.8)	251.9
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(47.6)	(69.3)	21.7
Net cash provided by operating activities – adjusted	$155.8	$355.4	$(199.6)

Investing Activities
Net cash used in investing activities totaled $357.3 million and $442.8 million, respectively, for the three-month period ended March 31, 2022 and 2021.

Below are highlights of significant activity related to our cash flows from investing activities:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Capital expenditures	$(60.7)	$(50.0)	$(10.7)
Cash paid for acquisitions, net of cash acquired	(326.5)	(383.5)	57.0
Cash paid for other investments	(9.8)	(9.6)	(0.2)
Proceeds from sales of stores	32.9	0.3	32.6

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Three Months Ended March 31,
(in millions)	2022	2021
Post-acquisition capital improvements	$10.9	$2.2
Facilities for open points	—	0.1
Purchase of facilities for existing operations	0.5	10.3
Existing facility improvements	19.7	20.3
Maintenance	29.6	17.1
Total capital expenditures	$60.7	$50.0

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

The increase in capital expenditures for the three-month period ended March 31, 2022, compared to the same period of 2021 related primarily to higher existing facility capital improvements.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Three Months Ended March 31,
	2022	2021
Number of locations acquired	6	8

(in millions)
Cash paid for acquisitions, net of cash acquired	$(326.5)	$(383.5)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	47.6	69.3
Cash paid for acquisitions, net of cash acquired – adjusted	$(278.9)	$(314.2)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

Financing Activities
Net cash provided by (used in) financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Cash provided by (used in) financing activities, as reported	$316.0	$(43.5)	$359.5
Adjust: Repayments on floor plan notes payable: non-trade	(177.1)	74.8	(251.9)
Cash provided by (used in) financing activities – adjusted	$138.9	$31.3	$107.6

Below are highlights of significant activity related to our cash flows from financing activities, excluding net repayments on floor plan notes payable: non-trade, which are discussed above:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Net borrowings on lines of credit	$265.2	$61.0	$204.2
Principal payments on long-term debt and capital leases, unscheduled	(12.5)	—	(12.5)
Proceeds from issuance of long-term debt	16.2	—	16.2
Repurchases of common stock	(60.9)	(15.9)	(45.0)
Dividends paid	(10.3)	(8.2)	(2.1)
Proceeds from issuance of common stock	7.8	4.2	3.6

Equity Transactions
In November 2021, our Board of Directors authorized the repurchase of up to $750 million of our Common Stock, increasing our total repurchase authorization to $1.25 billion combined with the amount previously authorized by the Board for repurchase. We repurchased a total of 275,024 shares of our Common Stock at an average price of $291.17 in the first three months of 2022. This included 218,245 shares as part of our repurchase authorization at an average price per share of $289.66 and 56,779 shares related to tax withholding on vesting RSUs at an average price of $296.97 per share. As of March 31, 2022, we had $659.5 million remaining available for repurchases and the authorization does not have an expiration date.

In the first three months of 2022, we declared and paid dividends on our Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2022	$0.35	$10.3

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	35

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of March 31, 2022
(in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,002.8	$—	1
Floor plan notes payable	388.2	—
Used and service loaner vehicle inventory financing commitments	730.0	55.2	2
Revolving lines of credit	257.1	1,400.7	2, 3
Real estate mortgages	573.8	—
Finance lease obligations	112.1	—
Non-recourse notes payable	278.3	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Other debt	1.7	—
Unamortized debt issuance costs	(25.1)	—	4
Total debt	$5,068.9	$1,455.9
1 As of March 31, 2022, we had a $2.2 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of February 28, 2022. This amount is reduced by $40.4 million for outstanding letters of credit.
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

Commitment	Annual Interest Rate at March 31, 2022
New vehicle floor plan	1.56%
Used vehicle floor plan	1.86%
Service loaner floor plan	1.66%
Revolving line of credit	1.46%

MANAGEMENT’S DISCUSSION AND ANALYSIS	36

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of March 31, 2022
Current ratio	Not less than 1.10 to 1	1.60 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	5.19 to 1
Leverage ratio	Not more than 5.75 to 1	1.16 to 1

As of March 31, 2022, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of March 31, 2022, $388.2 million was outstanding on these agreements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Other Credit Facilities and Lines of Credit
Our other lines of credit include a commitment of up to $60.0 million with Ford Motor Credit Company, secured by certain assets from all Ford locations. These other lines of credit mature in 2022 and have interest rates up to 6.01%. As of March 31, 2022, no amounts were outstanding on these other lines of credit.

On July 14, 2020, we entered into a five-year real-estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real-estate backed credit facility provides a total financing commitment of up to $235.6 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00% to 2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. The facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, consistent with those under existing syndicated credit facility with U.S. Bank National Association as administrative agent. As of March 31, 2022, no amounts were outstanding on the real-estate backed facility.

On July 31, 2020, we entered into a securitization facility which provides initial commitments for borrowings of up to $300 million and matures in July 2022. As of March 31, 2022, we had $125.0 million drawn on the securitization facility, which is included as part of “Revolving lines of credit” in the “Summary of Outstanding Balances on Credit Facilities and Long-Term Debt” table above.

On April 12, 2021, we entered into a credit agreement with Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey), as lender. The credit agreement matures in April 2023 and provides for a revolving line of credit facility (Ally credit facility) of up to $300.0 million and is secured by real estate owned by us. The Ally credit facility

MANAGEMENT’S DISCUSSION AND ANALYSIS	37

bears interest at a rate per annum equal to the greater of 3.00% or the prime rate designated by Ally Bank, minus 25 basis points. The Ally credit facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties. Financial covenants, including the requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, are the same as the requirements under our existing syndicated credit facility with U.S. Bank National Association. The covenants restrict us from disposing of assets and granting additional security interests. As of March 31, 2022, no amounts were outstanding on the Ally credit facility.

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

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 2.5% to 5.0% at March 31, 2022. The mortgages are payable in various installments through July 1, 2038. As of March 31, 2022, we had fixed interest rates on 70.0% of our outstanding mortgage debt.

We have finance lease obligations with some of our leased real estate. Interest rates related to this debt ranged from 1.9% to 8.5% at March 31, 2022. The leases have terms extending through August 2037.

Our other debt includes sellers’ notes. The interest rates associated with our other debt ranged from 5.0% to 10.0% at March 31, 2022. This debt is due in various installments through April 2027.

LIBOR Transition
We are working closely and cooperatively with our lending partners to update LIBOR-based agreements. We expect to transition all of our LIBOR-based agreements to appropriate replacement rates well before the June 30, 2023 LIBOR cessation. We do not anticipate this transition to have any material impact on our results of operations or financial position.

Recent Accounting Pronouncements
None.

Critical Accounting Policies and Use of Estimates
There have been no material changes in the critical accounting policies and use of estimates described in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS	38

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2021 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 18, 2022.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	39

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

Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2021 Annual Report on Form 10-K, which was filed with the SEC on February 18, 2022. We have described in our 2021 Annual Report on Form 10-K, under “Risk Factors” in Item 1A, the primary risks related to our business and securities.

40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first quarter of 2022:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)[1]
January	211,659	$287.39	154,923	$678,776
February	333	304.45	322	678,678
March	63,032	303.78	63,000	659,540
Total	275,024	$291.17	218,245	$659,540

1 The current share repurchase plan has no expiration date.
2 Of the shares repurchased in the first quarter of 2022, 56,779 were related to tax withholding upon the vesting of RSUs.

41

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form 10-Q filed July 28, 2021).
3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K filed April 25, 2019).
10.1	Amendment No. 1 to Credit Agreement, dated February 8, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors Inc. party thereto from time to time, the lenders party thereto from time to time, and Wells Fargo Bank, National Association.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

42

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2022	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

43