Form 10-Q
period 2022-06-30
LITHIA MOTORS INC
filed 2022-07-28
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2022, there were 27,526,861 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$113.2	$174.8
Accounts receivable, net of allowance for doubtful accounts of $22.0 and $17.3	978.4	910.0
Inventories, net	2,985.0	2,385.5
Other current assets	85.2	63.0
Total current assets	4,161.8	3,533.3

Property and equipment, net of accumulated depreciation of $470.6 and $422.6	3,390.9	3,052.6
Operating lease right-of-use assets	385.9	395.9
Goodwill	1,237.6	977.3
Franchise value	1,443.8	799.1
Other non-current assets	2,387.7	2,388.7
Total assets	$13,007.7	$11,146.9

Liabilities and equity
Current liabilities:
Floor plan notes payable	$410.8	$354.2
Floor plan notes payable: non-trade	1,060.2	835.9
Current maturities of long-term debt	120.3	223.7
Trade payables	266.5	235.4
Accrued liabilities	756.6	753.6
Total current liabilities	2,614.4	2,402.8

Long-term debt, less current maturities	4,721.7	3,185.7
Deferred revenue	210.3	191.2
Deferred income taxes	207.6	191.0
Non-current operating lease liabilities	350.0	361.7
Other long-term liabilities	165.9	151.3
Total liabilities	8,269.9	6,483.7

Redeemable non-controlling interest	39.8	34.0

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 27.5 and 29.5	1,124.0	1,711.6
Additional paid-in capital	62.2	58.3
Accumulated other comprehensive income (loss)	(5.1)	(3.0)
Retained earnings	3,510.8	2,859.5
Total stockholders’ equity - Lithia Motors, Inc.	4,691.9	4,626.4
Non-controlling interest	6.1	2.8
Total equity	4,698.0	4,629.2
Total liabilities, redeemable non-controlling interest and equity	$13,007.7	$11,146.9

 See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	1

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts; Unaudited)	2022	2021	2022	2021
Revenues:
New vehicle retail	$3,250.7	$3,146.2	$6,312.4	$5,339.5
Used vehicle retail	2,496.7	1,804.9	4,731.2	3,157.0
Used vehicle wholesale	382.4	217.4	768.3	352.6
Finance and insurance	330.4	269.6	643.7	467.9
Service, body and parts	682.6	521.0	1,310.4	925.0
Fleet and other	97.3	50.3	179.5	110.4
Total revenues	7,240.1	6,009.4	13,945.4	10,352.4
Cost of sales:
New vehicle retail	2,840.3	2,832.5	5,500.7	4,869.0
Used vehicle retail	2,258.4	1,572.3	4,269.0	2,788.3
Used vehicle wholesale	378.6	201.0	756.7	331.6
Service, body and parts	319.1	242.9	617.9	428.6
Fleet and other	93.0	50.1	172.1	108.8
Total cost of sales	5,889.4	4,898.8	11,316.5	8,526.3
Gross profit	1,350.7	1,110.6	2,628.9	1,826.1
Selling, general and administrative	781.5	634.0	1,507.6	1,084.2
Depreciation and amortization	40.9	30.3	80.2	57.2
Operating income	528.3	446.3	1,041.1	684.7
Floor plan interest expense	(3.8)	(6.4)	(8.7)	(13.3)
Other interest expense, net	(34.4)	(28.1)	(64.5)	(51.6)
Other income (expense), net	(21.9)	7.6	(29.9)	11.1
Income before income taxes	468.2	419.4	938.0	630.9
Income tax provision	(130.6)	(114.5)	(256.7)	(169.8)
Net income	337.6	304.9	681.3	461.1
Net income attributable to non-controlling interest	(3.8)	—	(4.4)	—
Net income attributable to redeemable non-controlling interest	(2.5)	—	(3.4)	—
Net income attributable to Lithia Motors, Inc.	$331.3	$304.9	$673.5	$461.1

Basic earnings per share attributable to Lithia Motors, Inc.	$11.67	$10.83	$23.25	$16.83
Shares used in basic per share calculations	28.4	28.1	29.0	27.4

Diluted earnings per share attributable to Lithia Motors, Inc.	$11.60	$10.75	$23.15	$16.69
Shares used in diluted per share calculations	28.6	28.4	29.1	27.6

Cash dividends paid per share	$0.42	$0.35	$0.77	$0.66

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; Unaudited)	2022	2021	2022	2021
Net income	$337.6	$304.9	$681.3	$461.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8.0)	—	(4.0)	—
Gain (loss) on cash flow hedges, net of tax benefit (expense) of $0.7, ($0.1), ($0.7), and ($0.7) respectively	(2.0)	0.2	1.8	2.0
Total other comprehensive income (loss), net of tax	(10.0)	0.2	(2.1)	2.0
Comprehensive income	327.6	305.1	679.1	463.1

Comprehensive income attributable to non-controlling interest	(3.8)	—	(4.4)	—
Comprehensive income attributable to redeemable non-controlling interest	(2.5)	—	(3.4)	—
Comprehensive income attributable to Lithia Motors, Inc.	$321.3	$305.1	$671.3	$463.1
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; Unaudited)	2022	2021	2022	2021
Total equity, beginning balances	$4,907.9	$2,807.6	$4,629.2	$2,661.5

Common stock[1], beginning balances	1,656.3	789.9	1,711.6	788.2
Compensation for stock and stock option issuances and excess tax benefits from option exercises	2.2	1.2	19.2	14.6
Issuance of stock in connection with employee stock plans	11.0	5.5	18.8	9.7
Repurchase of common stock	(545.5)	—	(625.6)	(15.9)
Equity issuances, net of issuance costs	—	1,110.3	—	1,110.3
Common stock[1], ending balances	1,124.0	1,906.9	1,124.0	1,906.9

Class B common stock[1], beginning balances	—	—	—	—
Class B common stock converted to class A common stock[1]	—	—	—	—
Class B common stock[1], ending balances	—	—	—	—

Additional paid-in capital, beginning balances	51.8	36.0	58.3	41.4
Compensation for stock and stock option issuances and excess tax benefits from option exercises	10.4	8.0	3.9	2.6
Additional paid-in capital, ending balances	62.2	44.0	62.2	44.0

Accumulated other comprehensive income (loss), beginning balances	4.9	(4.5)	(3.0)	(6.3)
Foreign currency translation adjustment	(8.0)	—	(4.0)	—
Gain (loss) on cash flow hedges, net of tax benefit (expense) of $0.7, ($0.1), ($0.7), and ($0.7), respectively	(2.0)	0.2	1.8	2.0
Accumulated other comprehensive income (loss), ending balances	(5.1)	(4.3)	(5.1)	(4.3)

Retained earnings, beginning balances	3,191.4	1,986.2	2,859.5	1,838.2
Net income attributable to Lithia Motors, Inc.	331.3	304.9	673.5	461.1
Dividends paid	(11.9)	(9.3)	(22.2)	(17.5)
Retained earnings, ending balances	3,510.8	2,281.8	3,510.8	2,281.8

Non-controlling interest, beginning balances	3.3	—	2.8	—
Distribution of non-controlling interest	(1.0)	—	(1.1)	—
Net income attributable to non-controlling interest	3.8	—	4.4	—
Non-controlling interest, ending balances	6.1	—	6.1	—

Total equity, ending balances	$4,698.0	$4,228.4	$4,698.0	$4,228.4

Redeemable non-controlling interest, beginning balances	$34.9	$—	$34.0	$—
Acquired redeemable non-controlling interest	2.4	—	2.4	—
Net income attributable to redeemable non-controlling interest	2.5	—	3.4	—
Redeemable non-controlling interest, ending balances	$39.8	$—	$39.8	$—
1 Prior to June 7, 2021, common stock was classified as Class A common stock. The Class A common stock reclassification as common stock occurred in connection with the elimination of our classified common stock structure following the conversion of all Class B common stock to Class A common stock.

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
(In millions; Unaudited)	2022	2021
Cash flows from operating activities:
Net income	$681.3	$461.1
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	80.2	57.1
Stock-based compensation	23.1	17.2
(Gain) loss on disposal of other assets	(0.6)	0.1
(Gain) loss on disposal of franchise	(13.1)	5.2
Unrealized investment loss (gain)	33.0	(0.9)
Deferred income taxes	16.6	31.8
Amortization of operating lease right-of-use assets	19.3	16.5
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	(76.4)	(185.0)
Inventories	(507.0)	663.1
Other assets	(628.3)	(95.5)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	56.9	47.0
Trade payables	32.6	97.4
Accrued liabilities	(16.8)	144.3
Other long-term liabilities and deferred revenue	36.1	11.6
Net cash provided by (used in) operating activities	(263.1)	1,271.0
Cash flows from investing activities:
Capital expenditures	(136.6)	(113.0)
Proceeds from sales of assets	16.5	—
Cash paid for other investments	(9.3)	(9.9)
Cash paid for acquisitions, net of cash acquired	(706.0)	(1,741.9)
Proceeds from sales of stores	52.7	43.7
Net cash used in investing activities	(782.7)	(1,821.1)
Cash flows from financing activities:
Borrowings (repayments) on floor plan notes payable, net: non-trade	243.5	(571.6)
Borrowings on lines of credit	6,047.8	1,454.9
Repayments on lines of credit	(4,543.9)	(1,519.5)
Principal payments on long-term debt and finance lease liabilities, scheduled	(96.0)	(12.6)
Principal payments on long-term debt and finance lease liabilities, other	(60.3)	(65.0)
Proceeds from issuance of long-term debt	26.7	817.5
Payment of debt issuance costs	(1.5)	(10.6)
Proceeds from issuance of common stock	18.7	1,120.0
Repurchase of common stock	(623.4)	(15.9)
Dividends paid	(22.2)	(17.5)
Payment of contingent consideration related to acquisitions	(3.7)	(1.4)
Other financing activity	(1.1)	—
Net cash provided by financing activities	984.6	1,178.3
Effect of exchange rate changes on cash and cash equivalents	(0.4)	—
Increase (decrease) in cash, restricted cash, and cash equivalents	(61.6)	628.3
Cash, restricted cash, and cash equivalents at beginning of year	178.5	162.4
Cash, restricted cash, and cash equivalents at end of period	$116.9	$790.7
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Six Months Ended June 30,
(In millions)	2022	2021
Reconciliation of cash, restricted cash, and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$64.4	$780.9
Restricted cash from collections on auto loans receivable and customer deposits	48.8	9.8
Cash, restricted cash, and cash equivalents	113.2	790.7
Restricted cash on deposit in reserve accounts, included in other non-current assets	3.7	—
Total cash, restricted cash, and cash equivalents reported in the Consolidated Statements of Cash Flows	$116.9	$790.7

Supplemental cash flow information:
Cash paid during the period for interest	$71.9	$57.2
Cash paid during the period for income taxes, net	259.2	129.3
Floor plan debt paid in connection with store disposals	—	8.7

Non-cash activities:
Debt issued in connection with acquisitions	$—	$225.6
Debt assumed in connection with acquisitions	—	4.0
Acquisition of finance leases in connection with acquisitions	59.0	—
Right-of-use assets obtained in exchange for lease liabilities	16.5	8.1
Unsettled repurchases of common stock	2.2	—

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2021 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2021, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2022. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented.

NOTE 2. CONTRACT LIABILITIES AND ASSETS

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $263.0 million and $239.0 million as of June 30, 2022, and December 31, 2021, respectively; and we recognized $11.0 million and $22.1 million of revenue in the three and six months ended June 30, 2022 related to our contract liability balance at December 31, 2021. Our contract liability balance is included in accrued liabilities and deferred revenue.

Contract Assets
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract. Our contract asset balances associated with future estimated variable consideration were $10.3 million and $9.6 million as of June 30, 2022 and December 31, 2021, respectively; and are included in trade receivables and other non-current assets.

NOTES TO FINANCIAL STATEMENTS	7

NOTE 3. ACCOUNTS RECEIVABLE AND OTHER NON-CURRENT ASSETS

Accounts receivable consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Contracts in transit	$391.8	$304.9
Trade receivables	109.9	125.5
Vehicle receivables	121.4	106.6
Manufacturer receivables	131.4	120.5
Auto loan and lease receivables	1,412.2	829.2
Other receivables	20.8	43.2
	2,187.5	1,529.9
Less: Allowance for doubtful accounts	(22.0)	(17.3)
Less: Long-term portion of accounts receivable, net[1]	(1,187.1)	(602.6)
Total accounts receivable, net	$978.4	$910.0
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

(Dollars in millions)	June 30, 2022	December 31, 2021
Total Auto loan and lease receivables	$1,412.2	$829.2
Less: Allowance for loan and lease losses	(37.4)	(25.0)
Auto loan and lease receivables, net	$1,374.8	$804.2

NOTES TO FINANCIAL STATEMENTS	8

Below is a breakdown of the current and long term portions of our auto loan and lease receivables:

(Dollars in millions)	June 30, 2022	December 31, 2021
Current portion of auto loan and lease receivables, net of allowance of $18.8 and $13.6	$216.1	$224.5
Long term portion of auto loan and lease receivables, net of allowance of $18.6 and $11.4	1,158.7	579.7
Auto loan and lease receivables, net	$1,374.8	$804.2

Our allowance for loan and lease losses represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowances for credit losses related to auto loan and lease receivables consisted of the following changes during the period:

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Allowance for loan losses at beginning of period	$22.5	$13.9
Charge-offs	(20.1)	(5.5)
Recoveries	8.1	3.7
Provision expense	23.0	1.2
Allowance for loan losses at end of period	33.5	13.3
Allowance for lease losses	3.9	—
Total allowance for loan and lease losses balance at end of period	$37.4	$13.3

Ending auto loan receivables (principal balances) by FICO score:

(Dollars in millions)	June 30, 2022	December 31, 2021
<599[1]	$89.6	$83.2
600-699	676.3	437.6
700-774	379.3	166.8
775+	149.2	37.4
Total auto loan receivables	1,294.4	725.0
Lease portfolio and accrued interest	117.8	104.2
Total auto loan and lease receivables	$1,412.2	$829.2
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

The long-term portion of auto loan and lease receivables was included as a component of other non-current assets in the Consolidated Balance Sheets as follows:

(Dollars in millions)	June 30, 2022	December 31, 2021
Long term portion of auto loan and lease receivables, net of allowance of $18.6 and $11.4	$1,158.7	$579.7
Unallocated acquisition purchase price	970.3	1,554.6
Other	258.7	254.4
Other non-current assets	$2,387.7	$2,388.7

NOTES TO FINANCIAL STATEMENTS	9

NOTE 4. INVENTORIES

The components of inventories, net, consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
New vehicles	$1,059.2	$812.9
Used vehicles	1,745.5	1,418.3
Parts and accessories	180.3	154.3
Total inventories	$2,985.0	$2,385.5

NOTE 5. GOODWILL AND FRANCHISE VALUE

The changes in the carrying amounts of goodwill are as follows:

(in millions)	Domestic	Import	Luxury	Corporate and Other	Consolidated
Balance as of December 31, 2020 ¹	$204.5	$287.9	$100.6	$—	$593.0
Additions through acquisitions [2]	101.0	188.7	105.8	—	395.5
Reductions through divestitures	(1.5)	(8.4)	(1.3)	—	(11.2)
Balance as of December 31, 2021 ¹	304.0	468.2	205.1	—	977.3
Additions through acquisitions [3]	75.9	130.1	59.4	0.7	266.1
Reductions through divestitures	(4.1)	(1.7)	—	—	(5.8)
Balance as of June 30, 2022 ¹	$375.8	$596.6	$264.5	$0.7	$1,237.6
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation for the 2020 acquisitions were finalized in 2021. As a result, we added $395.5 million of goodwill.
3 Our purchase price allocation for a portion of the 2021 acquisitions was finalized in 2022. As a result, we added $266.1 million of goodwill. Our purchase price allocation for the remaining 2021 and 2022 acquisitions are preliminary and goodwill is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13 – Acquisitions.

The changes in the carrying amounts of franchise value are as follows:

(in millions)	Franchise Value
Balance as of December 31, 2020	$350.2
Additions through acquisitions [1]	459.7
Reductions through divestitures	(8.9)
Reductions from impairments	(1.9)
Balance as of December 31, 2021	799.1
Additions through acquisitions [2]	646.7
Reductions through divestitures	(2.0)
Balance as of June 30, 2022	$1,443.8
1 Our purchase price allocation for the 2020 acquisitions were finalized in 2021. As a result, we added $459.7 million of franchise value.
2 Our purchase price allocation for a portion of the 2021 acquisitions was finalized in 2022. As a result, we added $646.7 million of franchise value. Our purchase price allocation for the remaining 2021 and 2022 acquisitions are preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13 – Acquisitions.

NOTE 6. CREDIT FACILITIES AND LONG-TERM DEBT

US Bank Credit Facility
On June 2, 2022, we entered into a Second Amendment to our Fourth Amended and Restated Loan Agreement with U.S. Bank National Association as agent for the lenders, and each of the lenders party to the loan agreement, as lenders. The credit facility continues to provide for a total financing commitment of $3.75 billion, which may be further expanded under the Second Amendment, subject to lender approval and the satisfaction of other conditions, up to a total of $4.5 billion. Among other changes, the Second Amendment:

NOTES TO FINANCIAL STATEMENTS	10

•Incorporates the adoption of the Secured Overnight Financing Rate (SOFR) as a replacement of the London Interbank Offered Rate (LIBOR).
•Modifies the initial allocation of the financing commitment to up to $1.0 billion in used vehicle inventory floorplan financing, up to $1.5 billion in revolving financing for general corporate purposes, including acquisitions and working capital, up to $1.2 billion in new vehicle inventory floorplan financing, and up to $50 million in service loaner vehicle floorplan financing.
•Modifies our option to reallocate the commitments under the Credit Facility, such that the new and used vehicle floor plan commitments may have unlimited allocation and the aggregate revolving loan commitment may not be more than the 40% of the amount of the aggregate commitment, and the aggregate service loaner vehicle floorplan commitment may not be more than the 3% of the amount of the aggregate commitment.
•Modifies the conditions for including real property in the Revolving Loan Borrowing Base to better facilitate borrowing against real estate and modifies the overall cap to $1.0 billion.

All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

The interest rate on the credit facility varies based on the type of debt, with the rate One-month Term SOFR plus 1.20% for new vehicle floor plan financing, Daily Simple SOFR plus 1.50% for used vehicle floor plan financing, 1.30% for service loaner floor plan financing and 1.10% for our working capital revolver. The annual interest rates associated with our floor plan commitments are as follows:

Commitment	Annual Interest Rate at June 30, 2022
New vehicle floor plan	2.93%
Used vehicle floor plan	3.00%
Service loaner floor plan	2.80%
Revolving line of credit	2.60%

Other Credit Facilities and Lines of Credit
On June 3, 2022, we entered into a credit agreement with The Bank of Nova Scotia (BNS), Royal Bank of Canada, Bank of Montreal, The Toronto-Dominion Bank, VW Credit Canada, Inc. and BMW Group Financial Services, as lenders, and BNS, as administrative agent for the lenders. Pursuant to the credit agreement, the lenders assumed all of the indebtedness under our original commitment letter, dated August 30, 2021, between us and BNS, including the letters of credit issued thereunder, and agreed to certain new and amended terms. Among other things, the credit agreement establishes a total financing commitment of approximately $1.125 billion CAD, including (i) up to $100.0 million CAD to finance our working capital and for general corporate purposes; (ii) up to $500.0 million CAD to finance the purchase of new motor vehicles (Wholesale Flooring Facility); (iii) up to $100.0 million CAD to finance the purchase of used motor vehicles for sale in Canada and for export to the United States; (iv) up to $400.0 million CAD for the wholesale lease financing of leased units and finance contracts, and (v) up to $25.0 million CAD to finance certain motor vehicle leases. The credit agreement also establishes sublimits for swingline commitments and/or letter of credit commitments under certain of the Canadian facilities and incorporates an accordion feature to increase maximum potential borrowings under the Wholesale Flooring Facility by up to $200.0 million CAD and under the other Canadian facilities by up to $200.0 million CAD in aggregate. Borrowings under the credit agreement accrue interest at rates equal to the greater of BNS’ prime lending rate or the Canadian Dollar Offered Rate plus, in each case, a spread, with the spreads ranging from 0.25% per annum to 1.30% per annum. All Canadian Facilities other than the Wholesale Flooring Facility, which is a demand facility, mature on June 3, 2025.

NOTE 7. EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS

Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units (RSUs). On November 30, 2021, our Board of Directors approved an additional $750 million repurchase authorization of our common stock, increasing our total repurchase authorization to $1.25 billion when combined with the amount previously authorized by the Board for repurchase. Share repurchases under this authorization were as follows:

NOTES TO FINANCIAL STATEMENTS	11

	Repurchases Occurring in 2022		Cumulative Repurchases as of June 30, 2022
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	2,138,878	$284.58	6,614,809	$171.73

As of June 30, 2022, we had $114.1 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2022, we repurchased 56,823 shares at an average price of $296.96 per share, for a total of $16.9 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

ATM Equity Offering
On July 24, 2020, we entered into an ATM Equity Offering Sales Agreement, which allows us to offer and sell, from time to time, shares of our common stock, no par value, having an aggregate gross sales price of up to $400 million. The shares will be issued pursuant to a registration statement on Form S-3 (File No. 333-239969), which became effective upon its filing on July 21, 2020. Under this agreement, we may enter into forward share purchase transactions. As of June 30, 2022, no amounts have been issued in relation to the ATM Equity Offering Sales Agreement.

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

We have investments primarily consisting of our investment in Shift Technologies, Inc. (Shift), a San Francisco-based digital retail company. Shift has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. We calculated the fair value of this investment using quoted prices for the identical security (Level 1) and recorded the fair value as part of other non-current assets. An additional component of our investment in Shift consists of shares in escrow subject to release upon certain market conditions being met. The fair value of this component of our investment in Shift is measured using observable Level 2 market expectations at each measurement date and is recorded as part of other non-current assets. For the three and six months ended June 30, 2022, we recognized a $18.1 million and $33.0 million unrealized investment loss related to Shift, respectively. For the three and six months ended June 30, 2021, we recognized a $1.2 million and $0.9 million unrealized investment gain related to Shift, respectively. These amounts were recorded as a component of Other income (expense), net.

NOTES TO FINANCIAL STATEMENTS	12

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of June 30, 2022, our real estate mortgages and other debt, which includes capital leases, had maturity dates between August 1, 2022, and July 1, 2038.

We have derivative instruments consisting of interest rate caps and have had an interest rate collar in prior periods. The fair value of derivative assets and liabilities are measured using observable Level 2 market expectations at each measurement date and is recorded as current liabilities and other long-term liabilities in the Consolidated Balance Sheets. See Note 12 – Derivative Financial Instruments for more details regarding our derivative contracts.

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

There were no changes to our valuation techniques during the six-month period ended June 30, 2022.

Below are our investments that are measured at fair value (in millions):

Fair Value at June 30, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$8.0	$—	$—

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$40.4	$0.5	$—

Below are our derivative assets and liabilities that are measured at fair value (in millions):

Fair Value at June 30, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$18.4	$—
Derivative liability	—	18.4	—

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$6.4	$—
Derivative liability	—	8.9	—

NOTES TO FINANCIAL STATEMENTS	13

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows:

(in millions)	June 30, 2022	December 31, 2021
Carrying value
4.625% Senior notes due 2027	$400.0	$400.0
4.375% Senior notes due 2031	550.0	550.0
3.875% Senior notes due 2029	800.0	800.0
Non-recourse notes payable	237.4	317.6
Real estate mortgages and other debt	492.5	477.6
	$2,479.9	$2,545.2
Fair value
4.625% Senior notes due 2027	$364.0	$420.0
4.375% Senior notes due 2031	470.3	583.0
3.875% Senior notes due 2029	728.0	815.0
Non-recourse notes payable	230.2	316.8
Real estate mortgages and other debt	434.6	488.7
	$2,227.1	$2,623.5

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

The following is a reconciliation of net income and weighted average shares used for our basic earnings per share (EPS) and diluted EPS:

NOTES TO FINANCIAL STATEMENTS	14

Three Months Ended June 30,	2022	2021
(in millions, except per share amounts)	Common Stock	Class A	Class B
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - basic	$331.4	$304.9	$—
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	—	—	—
Conversion of Class B common shares into Class A common shares	—	—	—
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - diluted	$331.4	$304.9	$—

Weighted average common shares outstanding – basic	28.4	28.1	—
Conversion of Class B common shares into Class A common shares	—	—	—
Effect of dilutive stock options on weighted average common shares	0.2	0.3	—
Weighted average common shares outstanding – diluted	28.6	28.4	—

Basic earnings per share attributable to Lithia Motors, Inc.	$11.67	$10.83	$—
Diluted earnings per share attributable to Lithia Motors, Inc.	$11.60	$10.75	$—

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the three-month periods ended June 30, 2022, and 2021 and was determined to be immaterial.

Six Months Ended June 30,	2022	2021
(in millions, except per share amounts)	Common Stock	Class A	Class B
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - basic	$673.6	$460.5	$0.6
Conversion of class B common shares into class A common shares	—	0.6	—
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - diluted	$673.6	$461.1	$0.6

Weighted average common shares outstanding – basic	29.0	27.4	—
Conversion of class B common shares into class A common shares	—	—	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.1	0.2	—
Weighted average common shares outstanding – diluted	29.1	27.6	—

Basic earnings per share attributable to Lithia Motors, Inc.	$23.25	$16.83	$16.83
Diluted earnings per share attributable to Lithia Motors, Inc.	$23.15	$16.69	$16.69

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the six-month periods ended June 30, 2022, and 2021 and was determined to be immaterial.

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

NOTES TO FINANCIAL STATEMENTS	15

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

Certain financial information on a segment basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenues:
Domestic
New vehicle retail	$1,069.2	$924.6	$2,004.8	$1,539.2
Used vehicle retail	839.4	641.7	1,585.8	1,103.9
Used vehicle wholesale	132.7	63.8	260.8	100.0
Finance and insurance	96.4	78.6	185.7	137.2
Service, body and parts	203.3	159.1	390.9	279.8
Fleet and other	58.2	21.6	112.3	39.2
	2,399.2	1,889.4	4,540.3	3,199.3
Import
New vehicle retail	1,345.5	1,385.7	2,633.9	2,353.8
Used vehicle retail	1,009.4	717.8	1,905.3	1,280.0
Used vehicle wholesale	116.8	90.0	248.6	148.3
Finance and insurance	183.0	140.5	353.4	246.0
Service, body and parts	267.3	204.8	510.4	361.5
Fleet and other	4.8	18.6	14.9	32.6
	2,926.8	2,557.4	5,666.5	4,422.2
Luxury
New vehicle retail	836.4	839.2	1,672.9	1,453.3
Used vehicle retail	647.1	448.4	1,243.7	779.6
Used vehicle wholesale	101.3	59.3	208.4	99.0
Finance and insurance	63.6	52.6	126.0	89.5
Service, body and parts	196.9	150.1	380.0	271.8
Fleet and other	33.2	9.6	50.5	37.4
	1,878.5	1,559.2	3,681.5	2,730.6
	7,204.5	6,006.0	13,888.3	10,352.1
Corporate and other	35.6	3.4	57.1	0.3
	$7,240.1	$6,009.4	$13,945.4	$10,352.4
Segment income[1]:
Domestic	$141.6	$138.1	$272.1	$212.0
Import	275.5	216.3	521.3	317.8
Luxury	126.7	97.2	257.1	141.3
Total segment income for reportable segments	$543.8	$451.6	$1,050.5	$671.1
1Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net.

NOTES TO FINANCIAL STATEMENTS	16

Reconciliation of total segment income for reportable segments to our consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Total segment income for reportable segments	$543.8	$451.6	$1,050.5	$671.1
Corporate and other	21.6	18.6	62.1	57.4
Depreciation and amortization	(40.9)	(30.3)	(80.2)	(57.1)
Other interest expense	(34.4)	(28.1)	(64.5)	(51.6)
Other income (expense), net	(21.9)	7.6	(29.9)	11.1
Income before income taxes	$468.2	$419.4	$938.0	$630.9
Total assets by reportable segments is as follows:

(in millions)	June 30, 2022	December 31, 2021
Total assets:
Domestic	$2,215.4	$1,574.7
Import	2,488.5	1,858.1
Luxury	1,681.2	1,407.1
Corporate and other	6,622.6	6,307.0
	$13,007.7	$11,146.9

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

In 2019, to hedge the business exposure to rising interest rates on a portion of our variable rate debt, we entered into a five-year, zero-cost interest rate collar, with an aggregate notional amount of $300 million, effective June 1, 2019. This instrument hedged interest rate risk related to a portion of our $1.1 billion of non-trade floor plan notes payable.

NOTES TO FINANCIAL STATEMENTS	17

The table below presents the liabilities related to the zero-cost interest rate collar:

(Dollars in millions)	Accrued Liabilities	Other Long-Term Liabilities	Other Non-Current Assets	Total
Balance as of December 31, 2020	$(2.6)	$(6.0)	$—	$(8.6)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
Loss recorded from interest rate collar	(0.6)	2.4	—	1.8
Balance as of March 31, 2021	(2.5)	(3.6)	—	(6.1)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
Loss recorded from interest rate collar	(0.7)	0.2	—	(0.5)
Balance as of June 30, 2021	(2.5)	(3.4)	—	(5.9)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
(Loss) gain recorded from interest rate collar	(0.7)	0.7	—	—
Balance as of September 30, 2021	(2.5)	(2.7)	—	(5.2)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
(Loss) gain recorded from interest rate collar	(0.1)	2.0	—	1.9
Balance as of December 31, 2021	(1.9)	(0.7)	—	(2.6)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
(Loss) gain recorded from interest rate collar	1.2	0.7	2.7	4.6
Balance as of March 31, 2022	—	—	2.7	2.7
Amounts reclassified from AOCI to floorplan interest expense	—	—	(2.7)	(2.7)
Balance as of June 30, 2022	$—	$—	$—	$—

During the three months ended June 30, 2022, we terminated our zero-cost interest rate collar, resulting in a $2.7 million reclassification from AOCI to floorplan interest expense.

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

As of June 30, 2022, the balance on all four agreements was an offsetting $18.4 million and was located in other current assets and accrued liabilities, respectively.

See Note 8 – Fair Value Measurements for information on the fair value of the derivative contracts.

NOTE 13. ACQUISITIONS

In the first six months of 2022, we completed the following acquisitions:

•In January 2022, John L. Sullivan Chevrolet, John L. Sullivan Chrysler Dodge Jeep Ram, and Roseville Toyota in California.
•In March 2022, Sahara Chrysler Dodge Jeep Ram, Desert 215 Superstore, and Jeep Only in Nevada.
•In May 2022, Sisley Honda in Canada.
•In June 2022, Esserman International Volkswagen & Acura in Florida.
•In June 2022, Henderson Hyundai Superstore in Nevada.
•In June 2022, Lehman Auto Group in Florida.

Revenue and operating income contributed by the 2022 acquisitions subsequent to the date of acquisition were as follows (in millions):

Six Months Ended June 30,	2022
Revenue	$341.2
Operating income	17.6

NOTES TO FINANCIAL STATEMENTS	18

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

The following tables summarize the consideration paid for the 2022 acquisitions and the preliminary purchase price allocations for identified assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Consideration
Cash paid, net of cash acquired	$698.3

(in millions)	Assets Acquired and Liabilities Assumed
Inventories	$131.9
Property and equipment	236.5
Other non-current assets	393.8
Debt and finance lease obligations	(59.0)
Other long-term liabilities	(4.9)
$698.3

The purchase price allocations for the acquisitions from the third quarter of 2021 through the second quarter of 2022 are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets.

We expect substantially all of the goodwill related to acquisitions completed in 2022 to be deductible for federal income tax purposes.

In the three and six-month periods ended June 30, 2022, we recorded $1.5 million and $8.1 million, respectively, in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $10.4 million and $11.6 million, respectively, of acquisition-related expenses in the same periods of 2021.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and six-month periods ended June 30, 2022 and 2021 had occurred on January 1, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenue	$7,562.4	$6,579.9	$14,588.3	$11,331.5
Net income attributable to Lithia Motors, Inc.	356.2	337.4	712.5	510.2
Basic earnings attributable to Lithia Motors, Inc. per share	12.54	11.99	24.60	18.62
Diluted earnings attributable to Lithia Motors, Inc. per share	12.46	11.89	24.48	18.47

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired

NOTES TO FINANCIAL STATEMENTS	19

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

Net investment in operating leases was as follows:

(in millions)	June 30, 2022	December 31, 2021
Vehicles, at cost[1]	$84.7	$66.0
Accumulated depreciation[1]	(6.7)	(0.9)
Net investment in operating leases	$78.0	$65.1
1Vehicles, at cost and accumulated depreciation are recorded in other current assets, on the Consolidated Balance Sheets.

NOTES TO FINANCIAL STATEMENTS	20

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

Overview
Lithia & Driveway (LAD) is a growth company focused on profitably consolidating the largest retail sector in North America. We are among the fastest growing companies in the Fortune 500 (#2 on 10-year EPS Growth, #3 on 10-Year TSR and #12 on 10-year Revenue growth in 2021). As of June 30, 2022, we operated 292 locations representing 40 brands in 25 states and 3 Canadian provinces.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	21

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

Driving operational excellence, innovation and diversification
LAD builds magnetic brand loyalty in our 292 locations within our Lithia channel and with Driveway, our e-commerce home delivery experience, and GreenCars, our electric vehicle learning resource and marketplace. Operational excellence is achieved by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to improve market share, consumer loyalty, and profitability. By promoting an entrepreneurial model with our in-store experiences, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we develop high-performing teams and foster manufacturer relationships.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	22

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

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per unit values)	2022	2021	Change		2022	2021	Change
Revenues
New vehicle retail	$3,250.7	$3,146.2	3.3%		$6,312.4	$5,339.5	18.2%
Used vehicle retail	2,496.7	1,804.9	38.3		4,731.2	3,157.0	49.9
Finance and insurance	330.4	269.6	22.6		643.7	467.9	37.6
Service, body and parts	682.6	521.0	31.0		1,310.4	925.0	41.7
Total Revenues	7,240.1	6,009.4	20.5		13,945.4	10,352.4	34.7

Gross profit
New vehicle retail	$410.4	$313.7	30.8%		$811.7	$470.5	72.5%
Used vehicle retail	238.3	232.6	2.5		462.1	368.7	25.3
Finance and insurance	330.4	269.6	22.6		643.7	467.9	37.6
Service, body and parts	363.5	278.2	30.7		692.5	496.5	39.5
Total Gross Profit	1,350.7	1,110.6	21.6		2,628.9	1,826.1	44.0

Gross profit margins
New vehicle retail	12.6%	10.0%	260	bps	12.9%	8.8%	410	bps
Used vehicle retail	9.5	12.9	(340)		9.8	11.7	(190)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	53.3	53.4	(10)		52.9	53.7	(80)
Total Gross Profit Margin	18.7	18.5	20		18.9	17.6	130

Retail units sold
New vehicles	68,752	75,176	(8.5)%		133,694	129,040	3.6%
Used vehicles	81,026	70,254	15.3		154,715	129,281	19.7

Average selling price per retail unit
New vehicles	$47,281	$41,852	13.0%		$47,216	$41,379	14.1%
Used vehicles	30,814	25,691	19.9		30,580	24,420	25.2

Average gross profit per retail unit
New vehicles	$5,970	$4,173	43.1%		$6,071	$3,646	66.5%
Used vehicles	2,942	3,311	(11.1)		2,987	2,852	4.7
Finance and insurance	2,206	1,854	19.0		2,232	1,811	23.2
Total vehicle[1]	6,563	5,723	14.7		6,689	5,141	30.1
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

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2021 would be included in same store operating data beginning in June 2022, after its first full complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the month of June for both comparable periods.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per unit values)	2022	2021	Change		2022	2021	Change
Revenues
New vehicle retail	$2,475.1	$2,980.2	(16.9)%		$4,578.0	$5,118.4	(10.6)%
Used vehicle retail	2,042.2	1,737.4	17.5		3,756.8	3,050.9	23.1
Finance and insurance	255.5	259.6	(1.6)		481.5	453.4	6.2
Service, body and parts	546.3	499.4	9.4		994.4	895.1	11.1
Total Revenues	5,658.8	5,730.4	(1.2)		10,418.8	9,961.8	4.6

Gross profit
New vehicle retail	$311.6	$299.0	4.2%		$591.7	$452.3	30.8%
Used vehicle retail	192.6	223.5	(13.8)		361.7	356.8	1.4
Finance and insurance	255.5	259.6	(1.6)		481.5	453.4	6.2
Service, body and parts	294.4	268.5	9.6		538.4	482.4	11.6
Total Gross Profit	1,057.6	1,066.5	(0.8)		1,980.9	1,767.1	12.1

Gross profit margins
New vehicle retail	12.6%	10.0%	260	bps	12.9%	8.8%	410	bps
Used vehicle retail	9.4	12.9	(350)		9.6	11.7	(210)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	53.9	53.8	10		54.1	53.9	20
Total Gross Profit Margin	18.7	18.6	10		19.0	17.7	130

Retail units sold
New vehicles	51,822	71,160	(27.2)%		95,453	123,571	(22.8)%
Used vehicles	67,201	67,324	(0.2)		123,753	124,474	(0.6)

Average selling price per retail unit
New vehicles	$47,762	$41,880	14.0%		$47,961	$41,421	15.8%
Used vehicles	30,389	25,806	17.8		30,357	24,510	23.9

Average gross profit per retail unit
New vehicles	$6,013	$4,201	43.1%		$6,199	$3,660	69.4%
Used vehicles	2,866	3,319	(13.6)		2,922	2,867	1.9
Finance and insurance	2,146	1,875	14.5		2,196	1,828	20.1
Total vehicle[1]	6,388	5,762	10.9		6,558	5,173	26.8
1 Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

During the three months ended June 30, 2022, we had net income attributable to Lithia Motors, Inc. of $331.3 million, or $11.60 per share on a diluted basis, compared to $304.9 million, or $10.75 per share on a diluted basis, during the same period of 2021. During the six months ended June 30, 2022, we had net income attributable to Lithia Motors, Inc. of $673.5 million, or $23.15 per share on a diluted basis, compared to $461.1 million, or $16.69 per share on a diluted basis, during the same period of 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

New Vehicles
We believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and parts and service work. Same store new vehicle revenue decreased 16.9% and 10.6%, respectively, for the three and six-month periods ended June 30, 2022 compared to the same periods in 2021. This was due to a decrease in unit volume of 27.2%, offset by an increase in average selling prices of 14.0% for the three months ended June 30, 2022, compared to the same period of 2021; and a decrease in unit volume of 22.8%, offset by an increase in average selling prices of 15.8% in the six months ended June 30, 2022, compared to the same period of 2021. Our leaders in each market continue to adapt to changing conditions, respond to customer needs and manage inventory availability and selection.

Consumer demand remained strong through the second quarter of 2022 and there continued to be a shortage of available new vehicles for sale driven largely by component shortages in certain manufacturers’ supply chains. This imbalance has resulted in higher than normal average selling prices and gross profits per unit. The reduced levels of new vehicle availability are expected to continue throughout 2022.

Same store new vehicle gross profit per unit increased 43.1% and 69.4%, respectively, increasing new vehicle gross profit margins 260 bps and 410 bps, respectively, in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021.

Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, increased $2,106 to $8,243 and increased $2,911 to $8,492 for the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, respectively.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (CPO) vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles up to twenty years old. During the three months ended June 30, 2022, our stores sold an average of 91 used vehicles per store per month, compared to 88 used vehicles per store per month for the same period ended June 30, 2021.

Used vehicle demand remains high, due in part to the lower levels of new vehicle inventory available for sale. This demand resulted in higher than normal average selling prices and gross profits per unit for the six-month period ended June 30, 2022.

Used vehicle revenue for the three and six-month periods ended June 30, 2022 increased 38.3% and 49.9%, respectively, compared to the same periods of 2021 due to a combination of strong same store performance and acquisition activity. On a same store basis, used vehicle sales for the three and six-month periods ended June 30, 2022 increased 17.5% and 23.1%, respectively, as compared to the same periods of 2021, driven by increases in our core vehicle category of 23.8% and 29.1%, respectively. Our core vehicle category had growth in unit sales of 3.8% and 3.2%, with improvements in average selling price per vehicle of 19.3% and 25.1% for the three and six-month periods ended June 30, 2022, respectively. Our CPO vehicle unit sales decreased 10.6% and 12.2% for the three and six-month periods ended June 30, 2022, respectively, as compared to the same periods of 2021. We continue to focus on procuring vehicles across the full spectrum of the addressable used vehicle market to provide customers with a wide selection meeting all levels of affordability, driving increased used vehicle unit volumes.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s) and increase sales from finance and insurance and parts and service.

Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, decreased $182 to $4,948 and increased $441 to $5,043 for the three and six-month periods ended June 30, 2022, as compared to the same periods of 2021, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which drive continued engagement with the consumer throughout the ownership lifecycle.

Total finance and insurance income increased 22.6% and 37.6%, respectively, in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021. Same store finance and insurance revenues decreased 1.6% and increased 6.2%, respectively, for the three and six-month periods ended June 30, 2022 compared to the same periods of 2021. Revenue increases associated with service contracts were offset by a decline in finance reserve revenues as we increase our penetration rates associated with Driveway Finance Corp and the growth of our captive auto loan portfolio business. On a same store basis, our finance and insurance revenue per retail unit increased $271 to $2,146 and $368 to $2,196, respectively, in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021.

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

Our service, body, and parts revenue increased 31.0% and 41.7%, respectively, in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, driven by acquisitions, as well as increases in customer pay revenues. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. In the three and six-month periods ended June 30, 2022, the largest contribution to our service, body and parts revenue was same store customer pay revenue of $314.5 million and $575.2 million, respectively.

Same store service, body and parts gross profit increased 9.6% and 11.6%, respectively, in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021. These increases were primarily due to increased volumes of customer pay transactions. Overall same store service, body, and parts gross margins increased 10 and 20 bps, respectively, in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margin increased 90 and 140 bps, respectively, in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021.
Segments
Certain financial information by segment is as follows:

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2022	2021
Revenues:
Domestic	$2,399.2	$1,889.4	$509.8	27.0%
Import	2,926.8	2,557.4	369.4	14.4
Luxury	1,878.5	1,559.2	319.3	20.5
	7,204.5	6,006.0	1,198.5	20.0
Corporate and other	35.6	3.4	32.2	NM
	$7,240.1	$6,009.4	$1,230.7	20.5%
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

	Six Months Ended June 30,		Increase	% Increase
(in millions)	2022	2021
Revenues:
Domestic	$4,540.3	$3,199.3	$1,341.0	41.9%
Import	5,666.5	4,422.2	1,244.3	28.1
Luxury	3,681.5	2,730.6	950.9	34.8
	13,888.3	10,352.1	3,536.2	34.2
Corporate and other	57.1	0.3	56.8	NM
	$13,945.4	$10,352.4	$3,593.0	34.7%
NM - not meaningful

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2022	2021
Segment income[1]:
Domestic	$141.6	$138.1	$3.5	2.5%
Import	275.5	216.3	59.2	27.4
Luxury	126.7	97.2	29.5	30.3
	543.8	451.6	92.2	20.4
Corporate and other	21.6	18.6	3.0	16.1
	$565.5	$470.2	$95.3	20.3

	Six Months Ended June 30,		Increase	% Increase
(in millions)	2022	2021
Segment income[1]:
Domestic	$272.1	$212.0	$60.1	28.3%
Import	521.3	317.8	203.5	64.0
Luxury	257.1	141.3	115.8	82.0
	1,050.5	671.1	379.4	56.5
Corporate and other	62.1	57.4	4.7	8.2
	$1,112.6	$728.5	$384.1	52.7
1Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net. See Note 10 – Segments of the Condensed Notes to the Consolidated Financial Statements for additional information.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2022	2021
Retail new vehicle unit sales:
Domestic	20,208	18,991	1,217	6.4%
Import	36,041	42,204	(6,163)	(14.6)
Luxury	12,453	14,127	(1,674)	(11.8)
	68,702	75,322	(6,620)	(8.8)
Allocated to management	50	(146)	(196)	NM
	68,752	75,176	(6,424)	(8.5)%
NM – Not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2022	2021
Retail new vehicle unit sales:
Domestic	38,220	32,056	6,164	19.2%
Import	71,094	72,658	(1,564)	(2.2)
Luxury	24,750	24,622	128	0.5
	134,064	129,336	4,728	3.7
Allocated to management	(370)	(296)	74	NM
	133,694	129,040	4,654	3.6%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended June 30,		Increase	% Increase
($ in millions)	2022	2021
Revenue:
New vehicle retail	$1,069.2	$924.6	$144.6	15.6%
Used vehicle retail	839.4	641.7	197.7	30.8
Used vehicle wholesale	132.7	63.8	68.9	108.0
Finance and insurance	96.4	78.6	17.8	22.6
Service, body and parts	203.3	159.1	44.2	27.8
Fleet and other	58.2	21.6	36.6	NM
	$2,399.2	$1,889.4	$509.8	27.0
Segment income	$141.6	$138.1	$3.5	2.5
Retail new vehicle unit sales	20,208	18,991	1,217	6.4%
NM - not meaningful

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2022	2021
Revenue:
New vehicle retail	$2,004.8	$1,539.2	$465.6	30.2%
Used vehicle retail	1,585.8	1,103.9	481.9	43.7
Used vehicle wholesale	260.8	100.0	160.8	160.8
Finance and insurance	185.7	137.2	48.5	35.3
Service, body and parts	390.9	279.8	111.1	39.7
Fleet and other	112.2	39.2	73.0	NM
	$4,540.3	$3,199.3	$1,341.0	41.9
Segment income	$272.1	$212.0	$60.1	28.3
Retail new vehicle unit sales	38,220	32,056	6,164	19.2%
NM - not meaningful

Our Domestic segment revenue increased 27.0% and 41.9%, respectively, in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, respectively, driven by increases across all business lines. The acquisition of 18 stores in 2021 and seven stores in 2022 was the primary contributor to these increases.

Our Domestic segment income increased 2.5% and 28.3%, respectively, in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, primarily due to gross profit growth of 13.9% and 32.8%, respectively. Total Domestic SG&A as a percentage of gross profit increased from 57.5% to 60.4% and from 59.8% to 60.6% for the three and six-month periods ended June 30, 2022, compared to the same periods of 2021, respectively. The increases for the three and six-month periods ended June 30, 2022 were primarily driven by increases in all SG&A categories without proportional increases in gross profit. Floor plan interest expense for Domestic stores increased 88.0% and 60.1% for the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

Import
A summary of financial information for our Import segment follows:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2022	2021
Revenue:
New vehicle retail	$1,345.5	$1,385.7	$(40.2)	(2.9)%
Used vehicle retail	1,009.4	717.8	291.6	40.6
Used vehicle wholesale	116.8	90.0	26.8	29.8
Finance and insurance	183.0	140.5	42.5	30.2
Service, body and parts	267.3	204.8	62.5	30.5
Fleet and other	4.8	18.6	(13.8)	NM
	$2,926.8	$2,557.4	$369.4	14.4
Segment income	$275.5	$216.3	$59.2	27.4
Retail new vehicle unit sales	36,041	42,204	(6,163)	(14.6)%
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Decrease
($ in millions)	2022	2021
Revenue:
New vehicle retail	$2,633.9	$2,353.8	$280.1	11.9%
Used vehicle retail	1,905.3	1,280.0	625.3	48.9
Used vehicle wholesale	248.6	148.3	100.3	67.6
Finance and insurance	353.4	246.0	107.4	43.7
Service, body and parts	510.4	361.5	148.9	41.2
Fleet and other	14.9	32.6	(17.7)	NM
	$5,666.5	$4,422.2	$1,244.3	28.1
Segment income	$521.3	$317.8	$203.5	64.0
Retail new vehicle unit sales	71,094	72,658	(1,564)	(2.2)%
 NM - not meaningful

Our Import segment revenue increased 14.4% and 28.1% in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, respectively, primarily driven by increases in used vehicle retail sales. The acquisition of 34 stores in 2021 and nine stores in 2022 was the primary contributor to these increases.

Our Import segment income increased 27.4% and 64.0% in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, due to gross profit growth of 26.2% and 48.5%, respectively. Total Import SG&A as a percentage of gross profit decreased from 56.4% to 56.1% and from 60.2% to 56.9% for the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, respectively. The decreases for the three and six-month periods ended June 30, 2022 were primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Import stores increased 18.7% and 0.4% in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2022	2021
Revenue:
New vehicle retail	$836.4	$839.2	$(2.8)	(0.3)%
Used vehicle retail	647.1	448.4	198.7	44.3
Used vehicle wholesale	101.3	59.3	42.0	70.8
Finance and insurance	63.6	52.6	11.0	20.9
Service, body and parts	196.9	150.1	46.8	31.2
Fleet and other	33.3	9.6	23.7	NM
	$1,878.5	$1,559.2	$319.3	20.5
Segment income	$126.7	$97.2	$29.5	30.3
Retail new vehicle unit sales	12,453	14,127	(1,674)	(11.8)%
NM - not meaningful

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2022	2021
Revenue:
New vehicle retail	$1,672.9	$1,453.3	$219.6	15.1%
Used vehicle retail	1,243.7	779.6	464.1	59.5
Used vehicle wholesale	208.4	99.0	109.4	110.5
Finance and insurance	125.9	89.5	36.4	40.7
Service, body and parts	380.0	271.8	108.2	39.8
Fleet and other	50.5	37.4	13.1	NM
	$3,681.5	$2,730.6	$950.9	34.8
Segment income	$257.1	$141.3	$115.8	82.0
Retail new vehicle unit sales	24,750	24,622	128	0.5%
NM - not meaningful

Our Luxury segment revenue increased 20.5% and 34.8% in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, respectively, driven by increases in all major business lines. The acquisition of 26 stores in 2021 and three stores in 2022 was the primary contributor to these increases.
Our Luxury segment income increased 30.3% and 82.0% for the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, due to gross profit growth of 28.3% and 54.0%, respectively. Total Luxury SG&A as a percentage of gross profit decreased from 60.4% to 59.6% and from 64.5% to 59.1% for the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, respectively. The decreases for the three and six-month periods ended June 30, 2022 were primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Luxury stores increased 43.1% and 20.2% for the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, respectively.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops and centralized used vehicle team, offset by certain unallocated reserves and elimination adjustments related to vehicle sales.

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2022	2021
Revenue, net	$35.6	$3.4	$32.2	NM
Segment income	$21.6	$18.6	$3.0	16.1%
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

	Six Months Ended June 30,		Increase	% Increase
(in millions)	2022	2021
Revenue, net	$57.1	$0.3	$56.8	NM
Segment income	$62.1	$57.4	$4.7	8.2%
NM - not meaningful

The change in Corporate and other revenue in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021 was primarily related to increased used vehicle wholesales associated with our centralized used vehicle team and changes to certain reserves that were not specifically identified with our Domestic, Import or Luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales.

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

Corporate and other income increased $3.0 million and $4.7 million for the three and six-month periods ended June 30, 2022, compared to the same periods of 2021, primarily due to increases in internal corporate expense allocations with dealerships, offset by increases in SG&A.

Selling, General and Administrative Expense (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended June 30,		Increase (Decrease)	% Increase
(in millions)	2022	2021
Personnel	$552.7	$452.6	$100.1	22.1%
Advertising	67.0	38.4	28.6	74.5
Rent	17.9	12.3	5.6	45.5
Facility costs[1]	35.9	27.4	8.5	31.0
Loss (gain) on sale of assets	(4.6)	4.4	(9.0)	NM
Other	112.6	98.9	13.7	13.9
Total SG&A	$781.5	$634.0	$147.5	23.3%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2022	2021
Personnel	40.9%	40.8%	10	bps
Advertising	5.0	3.5	150
Rent	1.3	1.1	20
Facility costs	2.7	2.5	20
Loss (gain) on sale of assets	(0.3)	0.4	(70)
Other	8.3	8.8	(50)
Total SG&A	57.9%	57.1%	80	bps

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

	Six Months Ended June 30,		Increase (Decrease)	% Increase
(in millions)	2022	2021
Personnel	$1,070.4	$766.7	$303.7	39.6%
Advertising	125.4	67.9	57.5	84.7
Rent	35.7	23.6	12.1	51.3
Facility costs[1]	71.7	51.7	20.0	38.7
(Gain) loss on sale of assets	(13.6)	5.4	(19.0)	NM
Other	218.0	168.9	49.1	29.1
Total SG&A	$1,507.6	$1,084.2	$423.4	39.1%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2022	2021
Personnel	40.7%	42.0%	(130)	bps
Advertising	4.8	3.7	110
Rent	1.4	1.3	10
Facility costs	2.7	2.8	(10)
(Gain) loss on sale of assets	(0.5)	0.3	(80)
Other	8.2	9.3	(110)
Total SG&A	57.3%	59.4%	(210)	bps

SG&A as a percentage of gross profit was 57.9% and 57.3% for the three and six-month periods ended June 30, 2022 compared to 57.1% and 59.4% for the same periods of 2021, respectively. SG&A expense increased 23.3% and 39.1% in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, respectively. Overall, SG&A expense increased in all areas, primarily as a result of our network expansion in 2021. However, we did not see the same level of increases in SG&A as a percentage of gross profit as our gross profit growth kept in line or exceeded the increases in SG&A experienced.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 60.2% and 59.3% for the three and six-month periods ended June 30, 2022 compared to 55.5% and 58.2% for the same periods of 2021, respectively. The increases for the three and six-month periods ended June 30, 2022 were primarily related to increased SG&A costs without proportionate increases in gross profit.

SG&A expense adjusted for non-core charges was as follows:

	Three Months Ended June 30,		Increase (Decrease)	% Increase
(in millions)	2022	2021
Personnel	$552.7	$452.6	$100.1	22.1%
Advertising	67.0	38.4	28.6	74.5
Rent	17.9	12.3	5.6	45.5
Facility costs[1]	35.9	27.4	8.5	31.0
Adjusted gain on sale of assets	(1.5)	(0.1)	(1.4)	NM
Adjusted other	111.1	87.7	23.4	26.7
Adjusted total SG&A	$783.1	$618.3	$164.8	26.7%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2022	2021
Personnel	40.9%	40.8%	10	bps
Advertising	5.0	3.5	150
Rent	1.3	1.1	20
Facility costs	2.7	2.5	20
Adjusted gain on sale of assets	(0.1)	—	(10)
Adjusted other	8.2	7.8	40
Adjusted total SG&A	58.0%	55.7%	230	bps

	Six Months Ended June 30,		Increase (Decrease)	% Increase
(in millions)	2022	2021
Personnel	$1,070.4	$766.7	$303.7	39.6%
Advertising	125.4	67.9	57.5	84.7%
Rent	35.7	23.6	12.1	51.3%
Facility costs[1]	71.7	51.7	20.0	38.7%
Adjusted (gain) loss on sale of assets	(0.6)	0.2	(0.8)	NM
Adjusted other	210.0	155.7	54.3	34.9%
Adjusted total SG&A	$1,512.6	$1,065.8	$446.8	41.9%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2022	2021
Personnel	40.7%	42.0%	(130)	bps
Advertising	4.8	3.7	110
Rent	1.4	1.3	10
Facility costs	2.7	2.8	(10)
Adjusted loss on sale of assets	—	—	—
Adjusted other	7.9	8.6	(70)
Adjusted total SG&A	57.5%	58.4%	(90)	bps

Adjusted SG&A for three-months ended June 30, 2022 excludes $1.5 million in acquisition-related expenses and a $3.1 million net gain on store disposals. For the six-months ended June 30, 2022, adjusted SG&A excludes $8.1 million in acquisition-related expenses and a $13.1 million net gain on store disposals.

Adjusted SG&A for the three-months ended June 30, 2021 excludes $0.8 million in storm insurance reserve charges, $10.4 million in acquisition-related expenses, and a $4.5 million net loss on store disposals. For the six-months ended June 30, 2021, adjusted SG&A excludes $1.6 million in storm insurance reserve charges, $11.6 million in acquisition-related expenses, and a $5.2 million net loss on store disposals.

See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2022	2021
Depreciation and amortization	$40.9	$30.3	$10.6	35.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

	Six Months Ended June 30,		Increase	% Increase
(in millions)	2022	2021
Depreciation and amortization	$80.2	$57.2	$23.0	40.2%

Acquisition activity contributed to the increases in depreciation and amortization in 2022 compared to 2021. We acquired approximately $287 million of depreciable property as part of our acquisition activity over the last twelve months ended June 30, 2022. For the six-months ended June 30, 2022, we invested $136.6 million in capital expenditures. These investments increased the amount of depreciation expense in the three and six-month periods ended June 30, 2022. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating margin	7.3%	7.4%	7.5%	6.6%
Operating margin adjusted for non-core charges [1]	7.3%	7.7%	7.4%	6.8%
1 See “Non-GAAP Reconciliations” for more details.

Operating margins decreased 10 bps and increased 90 bps in the three and six-month periods ended June 30, 2022 compared to the same period in 2021, respectively. The changes in operating margins for the three and six-month periods ended June 30, 2022 were primarily due to increased gross profit of 21.6% and 44.0% with offsetting increases to SG&A of 23.3% and 39.1%, respectively, compared to the same periods in 2021.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Floor plan interest expense (new vehicles)	$3.8	$6.4	(40.6)%	$8.7	$13.3	(34.6)%

Floor plan interest expense decreased $2.6 million and $4.6 million in the three and six-month periods ended June 30, 2022 compared to the same periods of 2021, respectively. These decreases were primarily due to decreased inventory levels, partially offset by increases from acquisition volume and interest rate fluctuations.

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

The following table details the carrying costs for new vehicles and includes new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended June 30,			%
(in millions)	2022	2021	Change	Change
Floor plan interest expense (new vehicles)	$3.8	$6.4	$(2.6)	(40.6)%
Floor plan assistance (included as an offset to cost of sales)	(32.0)	(34.8)	2.8	(8.0)
Net new vehicle carrying costs	$(28.2)	$(28.4)	$0.2	NM
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

	Six Months Ended June 30,			%
(in millions)	2022	2021	Change	Change
Floor plan interest expense (new vehicles)	$8.7	$13.3	$(4.6)	(34.6)%
Floor plan assistance (included as an offset to cost of sales)	(63.3)	(59.7)	(3.6)	6.0
Net new vehicle carrying costs	$(54.6)	$(46.4)	$(8.2)	NM
NM - Not meaningful

Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, and our revolving lines of credit.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2022	2021
Mortgage interest	$5.9	$6.5	$(0.6)	(9.2)
Other interest	29.2	22.0	7.2	32.7
Capitalized interest	(0.6)	(0.5)	0.1	NM
Total other interest expense	$34.4	$28.1	$6.3	22.4%
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2022	2021
Mortgage interest	$11.5	$13.3	$(1.8)	(13.5)%
Other interest	54.3	39.1	15.2	38.9
Capitalized interest	(1.2)	(0.9)	0.3	NM
Total other interest expense	$64.5	$51.6	$12.9	25.0%
NM - not meaningful

Other interest expense for the three and six-month periods ended June 30, 2022 increased $6.3 million and $12.9 million primarily related to the additional interest expense associated with the senior notes issued in May 2021.

Other Income (Expense), net

	Three Months Ended June 30,		Decrease	% Decrease
(Dollars in millions)	2022	2021
Other Income (Expense), net	$(21.9)	$7.6	$(29.5)	(388.2)%

	Six Months Ended June 30,		Decrease	% Decrease
(Dollars in millions)	2022	2021
Other Income (Expense), net	$(29.9)	$11.1	$(41.0)	(369.4)%

Other income (expense), net in the three and six-month periods ended June 30, 2022, was primarily related to an $18.1 million and a $33.0 million, respectively, unrealized investment loss associated with the change in fair value of our investment in Shift Technologies, Inc. We also experienced a $7.2 million and $3.6 million loss, respectively, due to foreign currency exchange in the three and six-month periods ended June 30, 2022. No loss due to foreign currency exchange was recognized in the three and six-month periods ended June 30, 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS	35

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective income tax rate	27.9%	27.3%	27.4%	26.9%
Effective income tax rate excluding other non-core items	26.9%	27.3%	26.5%	26.9%

Our effective income tax rate for the six-month period ended June 30, 2022 compared to last year was negatively affected by a valuation allowance established for certain deferred tax assets not expected to be realized. The increase in tax rate was offset by stock awards vesting in the current period. Excluding the valuation allowance and other non-core charges, we estimate our annual effective income tax rate to be 27.0%.

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

	Three Months Ended June 30, 2022
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Acquisition expenses	Adjusted
Selling, general and administrative	$781.5	$3.1	$—	$(1.5)	$783.1
Operating income (loss)	528.3	(3.1)	—	1.5	526.7
Other income (expense)	(21.9)	—	18.1	—	(3.8)

Income before income taxes	$468.2	$(3.1)	$18.1	1.5	$484.7
Income tax (provision) benefit	(130.6)	0.9	—	(0.5)	(130.2)
Net income (loss)	337.6	(2.2)	18.1	1.0	354.5
Net income attributable to non-controlling interest	(3.8)	—	—	—	(3.8)
Net income attributable to redeemable non-controlling interest	(2.5)	—	—	—	(2.5)
Net income (loss) attributable to Lithia Motors, Inc.	$331.3	$(2.2)	$18.1	$1.0	$348.2

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$11.60	$(0.08)	$0.63	$0.03	$12.18
Diluted share count	28.6

MANAGEMENT’S DISCUSSION AND ANALYSIS	36

	Three Months Ended June 30, 2021
(in millions, except per share amounts)	As reported	Net disposal loss on sale of stores	Investment gain	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$634.0	$(4.5)	$—	$(0.8)	$(10.4)	$618.3
Operating income	446.3	4.5	—	0.8	10.4	462.0
Other income (expense)	7.6	—	(1.2)	—	—	6.4

Income (loss) before income taxes	$419.4	$4.5	(1.2)	$0.8	$10.4	$433.9
Income tax (provision) benefit	(114.5)	(1.2)	0.3	(0.2)	(2.8)	(118.4)
Net income (loss) attributable to Lithia Motors, Inc.	$304.9	$3.3	$(0.9)	$0.6	$7.6	$315.5

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$10.75	$0.12	$(0.03)	$0.02	$0.26	$11.12
Diluted share count	28.4

	Six Months Ended June 30, 2022
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Acquisition expenses	Adjusted
Selling, general and administrative	$1,507.6	$13.1	$—	$(8.1)	$1,512.6
Operating income (loss)	1,041.1	(13.1)	—	8.1	1,036.1
Other (expense) income, net	(29.9)	—	33.0	—	3.1

Income (loss) before income taxes	$938.0	$(13.1)	$33.0	$8.1	$966.0
Income tax (provision) benefit	(256.7)	3.5	—	(2.5)	(255.7)
Net income (loss)	681.3	(9.6)	33.0	5.6	710.3
Net income attributable to non-controlling interest	(4.4)	—	—	—	(4.4)
Net income attributable to redeemable non-controlling interest	(3.4)	—	—	(0.1)	(3.5)
Net income (loss) attributable to Lithia Motors, Inc.	$673.5	$(9.6)	$33.0	$5.5	$702.4

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$23.15	$(0.33)	$1.13	$0.19	$24.14
Diluted share count	29.1

	Six Months Ended June 30, 2021
(in millions, except per share amounts)	As reported	Net disposal loss on sale of stores	Investment gain	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$1,084.2	$(5.2)	$—	$(1.6)	$(11.6)	$1,065.8
Operating income (loss)	684.7	5.2	—	1.6	11.6	703.1
Other (expense) income, net	11.1	—	(1.0)	—	—	10.1

Income (loss) before income taxes	$630.9	$5.2	(1.0)	$1.6	$11.6	$648.3
Income tax (provision) benefit)	(169.8)	(1.4)	0.3	(0.4)	(3.1)	(174.4)
Net income (loss) attributable to Lithia Motors, Inc.	$461.1	$3.8	$(0.7)	$1.2	$8.5	$473.9

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$16.69	$0.14	$(0.03)	$0.04	$0.31	$17.15
Diluted share count	27.6

MANAGEMENT’S DISCUSSION AND ANALYSIS	37

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

Available Sources
Below is a summary of our immediately available funds:

(in millions)	June 30, 2022	December 31, 2021	Change	% Change
Cash, restricted cash, and cash equivalents	$113.2	$174.8	$(61.6)	(35.2)%
Available credit on credit facilities	733.3	1,318.4	(585.1)	(44.4)
Total current available funds	$846.5	$1,493.2	$(646.7)	(43.3)%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Net cash provided by (used in) operating activities	$(263.1)	$1,271.0	$(1,534.1)
Net cash used in investing activities	(782.7)	(1,821.1)	1,038.4
Net cash provided by financing activities	984.6	1,178.3	(193.7)

Operating Activities
Cash provided by operating activities for the six-month period ended June 30, 2022 decreased $1.5 billion compared to the same period of 2021, primarily related to an increase in inventories and other assets, partially offset by increased net income and collection on trade receivables compared to the same period of 2021.

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

Adjusted net cash provided by operating activities is presented below:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Net cash provided by (used in) operating activities – as reported	$(263.1)	$1,271.0	$(1,534.1)
Adjust: Net borrowings (repayments) on floor plan notes payable, non-trade	243.5	(571.6)	815.1
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(63.1)	(271.5)	208.4
Net cash provided by (used in) operating activities – adjusted	$(82.7)	$427.9	$(510.6)

Investing Activities
Net cash used in investing activities totaled $0.8 billion and $1.8 billion, respectively, for the six-month period ended June 30, 2022 and 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS	38

Below are highlights of significant activity related to our cash flows from investing activities:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Capital expenditures	$(136.6)	$(113.0)	$(23.6)
Cash paid for acquisitions, net of cash acquired	(706.0)	(1,741.9)	1,035.9
Cash paid for other investments	(9.3)	(9.9)	0.6
Proceeds from sales of stores	52.7	43.7	9.0

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Six Months Ended June 30,
(in millions)	2022	2021
Post-acquisition capital improvements	$23.1	$5.6
Facilities for open points	0.4	12.3
Purchase of facilities for existing operations	2.0	22.1
Existing facility improvements	37.1	37.9
Maintenance	74.0	35.1
Total capital expenditures	$136.6	$113.0

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

The increase in capital expenditures for the six-month period ended June 30, 2022, compared to the same period of 2021 related primarily to higher maintenance and post-acquisition capital improvements.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Six Months Ended June 30,
	2022	2021
Number of locations acquired	22	55

(in millions)
Cash paid for acquisitions, net of cash acquired	$(706.0)	$(1,741.9)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	63.1	271.5
Cash paid for acquisitions, net of cash acquired – adjusted	$(642.9)	$(1,470.4)

MANAGEMENT’S DISCUSSION AND ANALYSIS	39

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash provided by (used in) financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Six Months Ended June 30,		Decrease
(in millions)	2022	2021	in Cash Flow
Cash provided by financing activities, as reported	$984.6	$1,178.3	$(193.7)
Adjust: Net (borrowings) repayments on floor plan notes payable: non-trade	(243.5)	571.6	(815.1)
Cash provided by financing activities – adjusted	$741.1	$1,749.9	$(1,008.8)

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings (repayments) on floor plan notes payable: non-trade, which are discussed above:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Net borrowings on lines of credit	$1,503.9	$(64.6)	$1,568.5
Principal payments on long-term debt and finance lease liabilities, other	(60.3)	(65.0)	4.7
Proceeds from issuance of long-term debt	26.7	817.5	(790.8)
Repurchase of common stock	(623.4)	(15.9)	(607.5)
Dividends paid	(22.2)	(17.5)	(4.7)
Proceeds from issuance of common stock	18.7	1,120.0	(1,101.3)

Equity Transactions
In November 2021, our Board of Directors authorized the repurchase of up to $750 million of our Common Stock, increasing our total repurchase authorization to $1.25 billion combined with the amount previously authorized by the Board for repurchase. We repurchased a total of 2,195,701 shares of our Common Stock at an average price of $284.90 in the first six months of 2022. This included 2,138,878 shares as part of our repurchase authorization at an average price per share of $284.58 and 56,823 shares related to tax withholding on vesting RSUs at an average price of $296.96 per share. As of June 30, 2022, we had $114.1 million remaining available for repurchases and the authorization does not have an expiration date.

In the first six months of 2022, we declared and paid dividends on our Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2022	$0.35	$10.3
May 2022	$0.42	$11.9

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	40

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of June 30, 2022
(in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,060.2	$—	1
Floor plan notes payable	410.8	—
Used and service loaner vehicle inventory financing commitments	1,063.3	1.2	2
Revolving lines of credit	1,158.5	702.6	2, 3
Real estate mortgages	560.3	—
Finance lease obligations	96.1	—
Non-recourse notes payable	237.4	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Other debt	1.6	—
Unamortized debt issuance costs	(25.2)	—	4
Total debt	$6,313.0	$703.8
1 As of June 30, 2022, we had a $1.2 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of May 31, 2022. This amount is reduced by $41.5 million for outstanding letters of credit.
4 Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability.

US Bank Credit Facility
On June 2, 2022, we entered into a Second Amendment to our Fourth Amended and Restated Loan Agreement with U.S. Bank National Association as agent for the lenders, and each of the lenders party to the loan agreement, as lenders. The credit facility continues to provide for a total financing commitment of $3.75 billion, which may be further expanded under the Second Amendment, subject to lender approval and the satisfaction of other conditions, up to a total of $4.5 billion. Among other changes, the Second Amendment:

•Incorporates the adoption of the Secured Overnight Financing Rate (SOFR) as a replacement of the London Interbank Offered Rate (LIBOR).
•Modifies the initial allocation of the financing commitment to up to $1.0 billion in used vehicle inventory floorplan financing, up to $1.5 billion in revolving financing for general corporate purposes, including acquisitions and working capital, up to $1.2 billion in new vehicle inventory floorplan financing, and up to $50 million in service loaner vehicle floorplan financing.
•Modifies our option to reallocate the commitments under the Credit Facility, such that the new and used vehicle floor plan commitments may have unlimited allocation and the aggregate revolving loan commitment may not be more than the 40% of the amount of the aggregate commitment, and the aggregate service loaner vehicle floorplan commitment may not be more than the 3% of the amount of the aggregate commitment.
•Modifies the conditions for including real property in the Revolving Loan Borrowing Base to better facilitate borrowing against real estate and modifies the overall cap to $1.0 billion.

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

The interest rate on the credit facility varies based on the type of debt, with the rate One-month Term SOFR plus 1.20% for new vehicle floor plan financing, Daily Simple SOFR plus 1.50% for used vehicle floor plan financing,

MANAGEMENT’S DISCUSSION AND ANALYSIS	41

1.30% for service loaner floor plan financing and 1.10% for our working capital revolver. The annual interest rates associated with our floor plan commitments are as follows:

Commitment	Annual Interest Rate at June 30, 2022
New vehicle floor plan	2.93%
Used vehicle floor plan	3.00%
Service loaner floor plan	2.80%
Revolving line of credit	2.60%

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of June 30, 2022
Fixed charge coverage ratio	Not less than 1.20 to 1	2.80 to 1
Leverage ratio	Not more than 5.75 to 1	1.46 to 1

As of June 30, 2022, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of June 30, 2022, $410.8 million was outstanding on these agreements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Other Credit Facilities and Lines of Credit
In 2020, we entered into a real-estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real-estate backed credit facility provides a total financing commitment of up to $226.5 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00% to 2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. As of June 30, 2022, $215.0 million was outstanding on the real-estate backed facility.

In 2020, we entered into a securitization facility which provides initial commitments for borrowings of up to $400 million and matures in June 2023. As of June 30, 2022, we had $300.0 million drawn on the securitization facility.

In 2021, we entered into a credit agreement with Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey), as lender. The credit agreement matures in April 2023 and provides for a revolving line of credit facility of up to $300.0 million and is secured by real estate owned by us. The credit facility bears interest at a rate per annum equal to the greater of 3.00% or the prime rate designated by Ally Bank, minus 25 basis points. As of June 30, 2022, $95.0 million was outstanding on the Ally credit facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS	42

On June 3, 2022, we entered into a credit agreement with The Bank of Nova Scotia (BNS), Royal Bank of Canada, Bank of Montreal, The Toronto-Dominion Bank, VW Credit Canada, Inc. and BMW Group Financial Services, as lenders, and BNS, as administrative agent for the lenders. Pursuant to the credit agreement, the lenders assumed all of the indebtedness under our original commitment letter, dated August 30, 2021, between us and BNS, including the letters of credit issued thereunder, and agreed to certain new and amended terms. Among other things, the credit agreement establishes a total financing commitment of approximately $1.125 billion CAD, including (i) up to $100.0 million CAD to finance the our working capital and for general corporate purposes; (ii) up to $500.0 million CAD to finance the purchase of new motor vehicles (Wholesale Flooring Facility); (iii) up to $100.0 million CAD to finance the purchase of used motor vehicles for sale in Canada and for export to the United States; (iv) up to $400.0 million CAD for the wholesale lease financing of leased units and finance contracts, and (v) up to $25.0 million CAD to finance certain motor vehicle leases. The credit agreement also establishes sublimits for swingline commitments and/or letter of credit commitments under certain of the Canadian facilities and incorporates an accordion feature to increase maximum potential borrowings under the Wholesale Flooring Facility by up to $200.0 million CAD and under the other Canadian facilities by up to $200.0 million CAD in aggregate. Borrowings under the credit agreement accrue interest at rates equal to the greater of BNS’ prime lending rate or the Canadian Dollar Offered Rate plus, in each case, a spread, with the spreads ranging from 0.25% per annum to 1.30% per annum. All Canadian Facilities other than the Wholesale Flooring Facility, which is a demand facility, mature on June 3, 2025.

These other credit facilities and lines of credit above include financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. As of June 30, 2022, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our other credit facilities and lines of credit. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 2.7% to 5.0% at June 30, 2022. The mortgages are payable in various installments through July 1, 2038. As of June 30, 2022, we had fixed interest rates on 70.5% of our outstanding mortgage debt.

We have finance lease obligations with some of our leased real estate. Interest rates related to this debt ranged from 1.9% to 8.5% at June 30, 2022. The leases have terms extending through August 2037.

Our other debt includes sellers’ notes. The interest rates associated with our other debt ranged from 5.0% to 10.0% at June 30, 2022. This debt is due in various installments through April 2027.

LIBOR Transition
We are working closely and cooperatively with our lending partners to update remaining LIBOR-based agreements. We expect to transition all of our LIBOR-based agreements to appropriate replacement rates well before the June 30, 2023 LIBOR cessation. We do not anticipate this transition to have any material impact on our results of operations or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS	43

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

45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2022:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)[1]
April	583,702	$289.05	583,702	$490,819
May	1,003,023	285.56	1,002,979	204,408
June	333,952	270.52	333,952	114,069
Total	1,920,677	$284.01	1,920,633	$114,069

1 The current share repurchase plan has no expiration date.
2 Of the shares repurchased in the second quarter of 2022, 44 were related to tax withholding upon the vesting of RSUs.

46

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form 10-Q filed July 28, 2021).
3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K filed April 25, 2019).
10.1	Second Amendment to Fourth Amended and Restated Loan Agreement, dated June 2, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.* (incorporated by reference to exhibit 10.1 to the 8-K filed June 8, 2022.)
10.2	Credit Agreement, dated June 3, 2022, among Lithia Master LP Company, LP, the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, Lithia Master GP Company, Inc. and the other general partners of the Borrowers, the lenders party thereto from time to time, and The Bank of Nova Scotia.* (incorporated by reference to exhibit 10.2 to the 8-K filed June 8, 2022.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.
* Certain confidential and immaterial terms redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

47

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2022	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

48