Form 10-Q
period 2022-09-30
LITHIA MOTORS INC
filed 2022-10-27
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2022, there were 27,338,411 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$233.0	$174.8
Accounts receivable, net of allowance for doubtful accounts of $37.0 and $17.3	1,004.6	910.0
Inventories, net	3,309.3	2,385.5
Other current assets	135.4	63.0
Total current assets	4,682.3	3,533.3

Property and equipment, net of accumulated depreciation of $490.5 and $422.6	3,473.0	3,052.6
Operating lease right-of-use assets	373.2	395.9
Goodwill	1,463.1	977.3
Franchise value	1,866.8	799.1
Other non-current assets	2,216.1	2,388.7
Total assets	$14,074.5	$11,146.9

Liabilities and equity
Current liabilities:
Floor plan notes payable	$454.8	$354.2
Floor plan notes payable: non-trade	1,208.1	835.9
Current maturities of long-term debt	113.4	223.7
Trade payables	241.3	235.4
Accrued liabilities	809.0	753.6
Total current liabilities	2,826.6	2,402.8

Long-term debt, less current maturities	5,222.3	3,185.7
Deferred revenue	219.9	191.2
Deferred income taxes	254.5	191.0
Non-current operating lease liabilities	337.7	361.7
Other long-term liabilities	185.3	151.3
Total liabilities	9,046.3	6,483.7

Redeemable non-controlling interest	40.5	34.0

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 27.5 and 29.5	1,107.1	1,711.6
Additional paid-in capital	69.0	58.3
Accumulated other comprehensive loss	(21.5)	(3.0)
Retained earnings	3,829.1	2,859.5
Total stockholders’ equity - Lithia Motors, Inc.	4,983.7	4,626.4
Non-controlling interest	4.0	2.8
Total equity	4,987.7	4,629.2
Total liabilities, redeemable non-controlling interest and equity	$14,074.5	$11,146.9

 See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	1

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts; Unaudited)	2022	2021	2022	2021
Revenues:
New vehicle retail	$3,306.9	$2,898.2	$9,619.4	$8,237.7
Used vehicle retail	2,465.8	2,079.5	7,197.0	5,236.6
Used vehicle wholesale	363.2	260.9	1,131.5	613.5
Finance and insurance	333.3	297.0	977.0	765.0
Service, body and parts	712.2	578.3	2,022.6	1,503.4
Fleet and other	114.3	55.9	293.8	166.0
Total revenues	7,295.7	6,169.8	21,241.3	16,522.2
Cost of sales:
New vehicle retail	2,903.2	2,548.9	8,403.9	7,418.0
Used vehicle retail	2,264.5	1,846.9	6,533.6	4,635.2
Used vehicle wholesale	374.8	255.2	1,131.5	586.8
Service, body and parts	328.0	275.8	945.9	704.3
Fleet and other	111.0	53.9	283.1	162.7
Total cost of sales	5,981.5	4,980.7	17,298.0	13,507.0
Gross profit	1,314.2	1,189.1	3,943.3	3,015.2
Asset impairments	—	1.9	—	1.9
Selling, general and administrative	749.2	673.3	2,256.8	1,757.6
Depreciation and amortization	41.9	34.4	122.1	91.5
Operating income	523.1	479.5	1,564.4	1,164.2
Floor plan interest expense	(10.7)	(3.6)	(19.4)	(17.0)
Other interest expense, net	(49.6)	(28.0)	(114.1)	(79.6)
Other expense, net	(7.1)	(25.7)	(37.0)	(14.6)
Income before income taxes	455.7	422.2	1,393.9	1,053.0
Income tax provision	(125.4)	(113.2)	(382.1)	(282.9)
Net income	330.3	309.0	1,011.8	770.1
(Net income) loss attributable to non-controlling interest	0.5	(0.8)	(3.9)	(0.8)
Net income attributable to redeemable non-controlling interest	(1.2)	(0.3)	(4.5)	(0.3)
Net income attributable to Lithia Motors, Inc.	$329.6	$307.9	$1,003.4	$769.0

Basic earnings per share attributable to Lithia Motors, Inc.	$11.97	$10.18	$35.23	$27.12
Shares used in basic per share calculations	27.5	30.3	28.5	28.4

Diluted earnings per share attributable to Lithia Motors, Inc.	$11.92	$10.11	$35.10	$26.91
Shares used in diluted per share calculations	27.6	30.5	28.6	28.6

Cash dividends paid per share	$0.42	$0.35	$1.19	$1.01

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; Unaudited)	2022	2021	2022	2021
Net income	$330.3	$309.0	$1,011.8	$770.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(16.4)	0.2	(20.3)	0.2
Gain on cash flow hedges, net of tax expense of $—, ($0.2), ($0.7), and ($0.9) respectively	—	0.5	1.8	2.5
Total other comprehensive income (loss), net of tax	(16.4)	0.7	(18.5)	2.7
Comprehensive income	313.9	309.7	993.3	772.8

Comprehensive (income) loss attributable to non-controlling interest	0.5	(0.8)	(3.9)	(0.8)
Comprehensive income attributable to redeemable non-controlling interest	(1.2)	(0.3)	(4.5)	(0.3)
Comprehensive income attributable to Lithia Motors, Inc.	$313.2	$308.6	$984.9	$771.7
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; Unaudited)	2022	2021	2022	2021
Total equity, beginning balances	$4,698.0	$4,228.4	$4,629.2	$2,661.5

Common stock[1], beginning balances	1,123.9	1,906.9	1,711.6	788.2
Compensation for stock and stock option issuances and excess tax benefits from option exercises	1.9	1.6	21.0	16.2
Issuance of stock in connection with employee stock plans	9.4	8.0	28.1	17.6
Class B common stock converted to class A common stock[1]	—	—	—	—
Repurchase of common stock	(28.1)	—	(653.6)	(15.9)
Equity issuances, net of issuance costs	—	(0.1)	—	1,110.3
Common stock[1], ending balances	1,107.1	1,916.4	1,107.1	1,916.4

Class B common stock[1], beginning balances	—	—	—	—
Class B common stock converted to class A common stock[1]	—	—	—	—
Class B common stock[1], ending balances	—	—	—	—

Additional paid-in capital, beginning balances	62.2	44.0	58.3	41.4
Compensation for stock and stock option issuances and excess tax benefits from option exercises	6.8	6.8	10.7	9.4
Additional paid-in capital, ending balances	69.0	50.8	69.0	50.8

Accumulated other comprehensive loss, beginning balances	(5.1)	(4.3)	(3.0)	(6.3)
Foreign currency translation adjustment	(16.4)	0.2	(20.3)	0.2
Gain on cash flow hedges, net of tax expense of $—, ($0.2), ($0.7), and ($0.9), respectively	—	0.5	1.8	2.5
Accumulated other comprehensive loss, ending balances	(21.5)	(3.6)	(21.5)	(3.6)

Retained earnings, beginning balances	3,510.8	2,281.8	2,859.5	1,838.2
Net income attributable to Lithia Motors, Inc.	329.6	307.9	1,003.4	769.0
Dividends paid	(11.3)	(10.6)	(33.8)	(28.2)
Retained earnings, ending balances	3,829.1	2,579.1	3,829.1	2,579.1

Non-controlling interest, beginning balances	6.1	—	2.8	—
Contribution (distribution) of non-controlling interest	(1.6)	1.1	(2.7)	1.1
Net income (loss) attributable to non-controlling interest	(0.5)	0.8	3.9	0.8
Non-controlling interest, ending balances	4.0	1.9	4.0	1.9

Total equity, ending balances	$4,987.7	$4,544.6	$4,987.7	$4,544.6

Redeemable non-controlling interest, beginning balances	$39.8	$—	$34.0	$—
Contribution (distribution) of redeemable non-controlling interest	(0.5)	33.0	2.0	33.0
Net income attributable to redeemable non-controlling interest	1.2	0.3	4.5	0.3
Redeemable non-controlling interest, ending balances	$40.5	$33.3	$40.5	$33.3
1 Prior to June 7, 2021, common stock was classified as Class A common stock. The Class A common stock reclassification as common stock occurred in connection with the elimination of our classified common stock structure following the conversion of all Class B common stock to Class A common stock.

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
(In millions; Unaudited)	2022	2021
Cash flows from operating activities:
Net income	$1,011.8	$770.1
Adjustments to reconcile net income to net cash used for operating activities:
Asset impairments	—	1.9
Depreciation and amortization	122.1	91.5
Stock-based compensation	31.7	25.6
Loss on redemption of senior notes	—	10.3
Gain on disposal of other assets	(0.4)	(2.5)
(Gain) loss on disposal of franchise	(49.6)	5.2
Unrealized investment loss	32.6	22.3
Deferred income taxes	63.5	25.6
Amortization of operating lease right-of-use assets	37.6	27.0
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	(54.0)	(85.0)
Inventories	(852.4)	1,003.2
Other assets	(1,032.5)	(338.4)
Increase (net of acquisitions and dispositions):
Floor plan notes payable	101.1	91.3
Trade payables	9.3	97.2
Accrued liabilities	19.1	236.9
Other long-term liabilities and deferred revenue	42.6	19.7
Net cash provided by (used in) operating activities	(517.5)	2,001.9
Cash flows from investing activities:
Capital expenditures	(209.8)	(194.1)
Proceeds from sales of assets	16.4	4.6
Cash paid for other investments	(9.3)	(9.8)
Cash paid for acquisitions, net of cash acquired	(962.6)	(2,409.5)
Proceeds from sales of stores	148.0	45.7
Net cash used in investing activities	(1,017.3)	(2,563.1)
Cash flows from financing activities:
Borrowings (repayments) on floor plan notes payable, net: non-trade	429.6	(840.9)
Borrowings on lines of credit	9,178.4	1,642.5
Repayments on lines of credit	(7,430.0)	(1,631.6)
Principal payments on long-term debt and finance lease liabilities, scheduled	(181.1)	(24.7)
Principal payments on long-term debt and finance lease liabilities, other	(70.0)	(483.6)
Proceeds from issuance of long-term debt	337.8	817.5
Payment of debt issuance costs	(4.7)	(10.9)
Proceeds from issuance of common stock	28.1	1,127.9
Repurchase of common stock	(644.4)	(15.9)
Dividends paid	(33.8)	(28.2)
Payment of contingent consideration related to acquisitions	(7.2)	(1.4)
Other financing activity	(2.7)	—
Net cash provided by financing activities	1,600.0	550.7
Effect of exchange rate changes on cash and cash equivalents	(3.3)	0.9
Increase (decrease) in cash, restricted cash, and cash equivalents	61.9	(9.6)
Cash, restricted cash, and cash equivalents at beginning of year	178.4	162.4
Cash, restricted cash, and cash equivalents at end of period	$240.3	$152.8
See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Nine Months Ended September 30,
(In millions)	2022	2021
Reconciliation of cash, restricted cash, and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$172.7	$137.8
Restricted cash from collections on auto loans receivable and customer deposits	60.3	15.0
Cash, restricted cash, and cash equivalents	233.0	152.8
Restricted cash on deposit in reserve accounts, included in other non-current assets	7.3	—
Total cash, restricted cash, and cash equivalents reported in the Consolidated Statements of Cash Flows	$240.3	$152.8

Supplemental cash flow information:
Cash paid during the period for interest	$122.2	$89.5
Cash paid during the period for income taxes, net	380.0	237.3
Debt paid in connection with store disposals	23.6	8.7

Non-cash activities:
Debt issued in connection with acquisitions	$—	$355.4
Contingent consideration in connection with acquisitions	21.7	0.9
Debt assumed in connection with acquisitions	0.7	4.0
Acquisition of finance leases in connection with acquisitions	78.2	—
Right-of-use assets obtained in exchange for lease liabilities	22.3	131.2
Unsettled repurchases of common stock	9.2	—

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2021 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2021, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2022. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented.

NOTE 2. CONTRACT LIABILITIES AND ASSETS

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $274.0 million and $239.0 million as of September 30, 2022, and December 31, 2021, respectively; and we recognized $10.4 million and $32.5 million of revenue in the three and nine months ended September 30, 2022 related to our contract liability balance at December 31, 2021. Our contract liability balance is included in accrued liabilities and deferred revenue.

Contract Assets
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract. Our contract asset balances associated with future estimated variable consideration were $12.7 million and $9.6 million as of September 30, 2022 and December 31, 2021, respectively; and are included in trade receivables and other non-current assets.

NOTES TO FINANCIAL STATEMENTS	7

NOTE 3. ACCOUNTS RECEIVABLE AND OTHER NON-CURRENT ASSETS

Accounts receivable consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Contracts in transit	$356.9	$304.9
Trade receivables	115.2	125.5
Vehicle receivables	114.0	106.6
Manufacturer receivables	145.8	120.5
Auto loan and lease receivables	1,821.5	829.2
Other receivables	17.2	43.2
	2,570.6	1,529.9
Less: Allowance for doubtful accounts	(37.0)	(17.3)
Less: Long-term portion of accounts receivable, net[1]	(1,529.0)	(602.6)
Total accounts receivable, net	$1,004.6	$910.0
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

(Dollars in millions)	September 30, 2022	December 31, 2021
Total Auto loan and lease receivables	$1,821.5	$829.2
Less: Allowance for loan and lease losses	(52.4)	(25.0)
Auto loan and lease receivables, net	$1,769.1	$804.2

NOTES TO FINANCIAL STATEMENTS	8

Below is a breakdown of the current and long term portions of our auto loan and lease receivables:

(Dollars in millions)	September 30, 2022	December 31, 2021
Current portion of auto loan and lease receivables, net of allowance of $33.8 and $13.6	$267.7	$224.5
Long term portion of auto loan and lease receivables, net of allowance of $18.6 and $11.4	1,501.4	579.7
Auto loan and lease receivables, net	$1,769.1	$804.2

Our allowance for loan and lease losses represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowances for credit losses related to auto loan and lease receivables consisted of the following changes during the period:

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Allowance for loan losses at beginning of period	$22.5	$12.9
Charge-offs	(36.3)	(9.7)
Recoveries	12.2	6.1
Provision expense	49.7	6.0
Allowance for loan losses at end of period	48.1	15.3
Allowance for lease losses	4.3	1.9
Total allowance for loan and lease losses balance at end of period	$52.4	$17.2

Ending auto loan receivables (principal balances) by FICO score:

(Dollars in millions)	September 30, 2022	December 31, 2021
<599[1]	$97.9	$83.2
600-699	811.7	437.6
700-774	526.4	166.8
775+	250.5	37.4
Total auto loan receivables	1,686.5	725.0
Lease portfolio and accrued interest	135.0	104.2
Total auto loan and lease receivables	$1,821.5	$829.2
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

The long-term portion of auto loan and lease receivables was included as a component of other non-current assets in the Consolidated Balance Sheets as follows:

(Dollars in millions)	September 30, 2022	December 31, 2021
Long term portion of auto loan and lease receivables, net of allowance of $18.6 and $11.4	$1,501.4	$579.7
Unallocated acquisition purchase price	456.6	1,554.6
Other	258.1	254.4
Other non-current assets	$2,216.1	$2,388.7

NOTES TO FINANCIAL STATEMENTS	9

NOTE 4. INVENTORIES

The components of inventories, net, consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
New vehicles	$1,292.8	$812.9
Used vehicles	1,826.5	1,418.3
Parts and accessories	190.0	154.3
Total inventories	$3,309.3	$2,385.5

NOTE 5. GOODWILL AND FRANCHISE VALUE

The changes in the carrying amounts of goodwill are as follows:

(in millions)	Domestic	Import	Luxury	Corporate and Other	Consolidated
Balance as of December 31, 2020 ¹	$204.5	$287.9	$100.6	$—	$593.0
Additions through acquisitions [2]	101.0	188.7	105.8	—	395.5
Reductions through divestitures	(1.5)	(8.4)	(1.3)	—	(11.2)
Balance as of December 31, 2021 ¹	304.0	468.2	205.1	—	977.3
Additions through acquisitions [3]	121.0	219.1	137.3	23.0	500.4
Reductions through divestitures	(5.8)	(8.8)	—	—	(14.6)
Balance as of September 30, 2022 ¹	$419.2	$678.5	$342.4	$23.0	$1,463.1
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation for the 2020 acquisitions were finalized in 2021. As a result, we added $395.5 million of goodwill.
3 Our purchase price allocations for the 2021 acquisitions and a portion of the 2022 acquisitions were finalized in 2022. As a result, we added $500.4 million of goodwill. Our purchase price allocation for the remaining 2022 acquisitions is preliminary and goodwill is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13 – Acquisitions.

The changes in the carrying amounts of franchise value are as follows:

(in millions)	Franchise Value
Balance as of December 31, 2020	$350.2
Additions through acquisitions [1]	459.7
Reductions through divestitures	(8.9)
Reductions from impairments	(1.9)
Balance as of December 31, 2021	799.1
Additions through acquisitions [2]	1,088.3
Reductions through divestitures	(20.6)
Balance as of September 30, 2022	$1,866.8
1 Our purchase price allocation for the 2020 acquisitions were finalized in 2021. As a result, we added $459.7 million of franchise value.
2 Our purchase price allocations for the 2021 acquisitions and a portion of the 2022 acquisitions were finalized in 2022. As a result, we added $1,088.3 million of franchise value. Our purchase price allocation for the remaining 2022 acquisitions is preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13 – Acquisitions.

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

The interest rate on the credit facility varies based on the type of debt, with the rate One-month Term SOFR plus 1.20% for new vehicle floor plan financing, Daily Simple SOFR plus 1.50% for used vehicle floor plan financing, 1.30% for service loaner floor plan financing and 1.10% for our working capital revolver. The annual interest rates associated with our floor plan commitments are as follows:

Commitment	Annual Interest Rate at September 30, 2022
New vehicle floor plan	4.30%
Used vehicle floor plan	4.48%
Service loaner floor plan	4.28%
Revolving line of credit	4.08%

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

Other Credit Facilities and Lines of Credit
In 2022, we amended our securitization facility agreement, increasing our commitment for borrowings of up to $1.0 billion and extending the maturity date to July 2024. As of September 30, 2022, we had $350.0 million drawn on the securitization facility.

NOTES TO FINANCIAL STATEMENTS	11

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

In August 2022, we issued $298.1 million in non-recourse notes payable related to the asset-backed term funding transaction.

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

	Repurchases Occurring in 2022		Cumulative Repurchases as of September 30, 2022
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	2,254,193	$282.46	6,730,124	$172.95

As of September 30, 2022, we had $86.0 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2022, we repurchased 56,867 shares at an average price of $296.94 per share, for a total of $16.9 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

ATM Equity Offering
In 2020, we entered into an ATM Equity Offering Sales Agreement, which allows us to offer and sell, from time to time, shares of our common stock, no par value, having an aggregate gross sales price of up to $400 million. The shares will be issued pursuant to a registration statement on Form S-3 (File No. 333-239969), which became effective upon its filing on July 21, 2020. Under this agreement, we may enter into forward share purchase transactions. As of September 30, 2022, no amounts have been issued in relation to the ATM Equity Offering Sales Agreement.

Redeemable Non-Controlling Interest
In 2021, we expanded into Canada through a partnership with Toronto-based Pfaff Automotive Partners. As part of the acquisition, we were granted the right to purchase (Call Option), and granted Pfaff Automotive a right to sell (Put Option), the remaining interest after a three-year period, with a purchase price based on Pfaff’s pro rata share of assets at the date of exercise of the Call or Put Option, as applicable. As a result of this redemption feature, we recorded redeemable non-controlling interest that is classified as mezzanine equity in the accompanying Consolidated Balance Sheets. The non-controlling interest is adjusted each reporting period for income (loss) attributable to the non-controlling interest.

NOTES TO FINANCIAL STATEMENTS	12

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

We have investments primarily consisting of our investment in Shift Technologies, Inc. (Shift), a San Francisco-based digital retail company. Shift has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. We calculated the fair value of this investment using quoted prices for the identical security (Level 1) and recorded the fair value as part of other non-current assets. An additional component of our investment in Shift consists of shares in escrow subject to release upon certain market conditions being met. The fair value of this component of our investment in Shift is measured using observable Level 2 market expectations at each measurement date and is recorded as part of other non-current assets. For the three and nine months ended September 30, 2022, we recognized a $0.3 million and $32.6 million unrealized investment gain and loss related to Shift, respectively. For the three and nine months ended September 30, 2021, we recognized a $23.2 million and $22.3 million unrealized investment loss related to Shift, respectively. These amounts were recorded as a component of Other expense, net.

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of September 30, 2022, our real estate mortgages and other debt, which includes capital leases, had maturity dates between October 1, 2022, and July 1, 2038.

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

There were no changes to our valuation techniques during the nine-month period ended September 30, 2022.

NOTES TO FINANCIAL STATEMENTS	13

Below are our investments that are measured at fair value (in millions):

Fair Value at September 30, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$8.3	$—	$—

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Investments	$40.4	$0.5	$—

Below are our derivative assets and liabilities that are measured at fair value (in millions):

Fair Value at September 30, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$23.8	$—
Derivative liability	—	23.8	—

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative asset	$—	$6.4	$—
Derivative liability	—	8.9	—

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows:

(in millions)	September 30, 2022	December 31, 2021
Carrying value
4.625% Senior notes due 2027	$400.0	$400.0
4.375% Senior notes due 2031	550.0	550.0
3.875% Senior notes due 2029	800.0	800.0
Non-recourse notes payable	494.1	317.6
Real estate mortgages and other debt	477.5	477.6
	$2,721.6	$2,545.2
Fair value
4.625% Senior notes due 2027	$360.0	$420.0
4.375% Senior notes due 2031	442.8	583.0
3.875% Senior notes due 2029	642.0	815.0
Non-recourse notes payable	482.0	316.8
Real estate mortgages and other debt	421.5	488.7
	$2,348.3	$2,623.5

NOTE 9. NET INCOME PER SHARE

We compute net income per share using the two-class method. Under this method, basic net income per share is computed using the weighted average number of common shares outstanding during the period excluding common shares underlying equity awards that are unvested or subject to forfeiture. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the common shares issuable upon the net exercise of stock options and unvested RSUs and is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumed the conversion of Class B common stock, while the diluted net income per share of Class B common stock did not assume the conversion of those shares.

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

NOTES TO FINANCIAL STATEMENTS	14

of Incorporation, the Class A and Class B common stock shared equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation that would adversely alter the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each year were allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. Because the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis.

The following is a reconciliation of net income and weighted average shares used for our basic earnings per share (EPS) and diluted EPS:

Three Months Ended September 30,	2022	2021
(in millions, except per share amounts)	Common Stock	Common Stock
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - diluted	$329.6	$307.9

Weighted average common shares outstanding – basic	27.5	30.3
Effect of dilutive stock options on weighted average common shares	0.1	0.2
Weighted average common shares outstanding – diluted	27.6	30.5

Basic earnings per share attributable to Lithia Motors, Inc.	$11.97	$10.18
Diluted earnings per share attributable to Lithia Motors, Inc.	$11.92	$10.11

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the three-month periods ended September 30, 2022, and 2021 and was determined to be immaterial.

Nine Months Ended September 30,	2022	2021
(in millions, except per share amounts)	Common Stock	Class A	Class B
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - basic	$1,003.4	$768.4	$0.6
Conversion of class B common shares into class A common shares	—	0.6	—
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - diluted	$1,003.4	$769.0	$0.6

Weighted average common shares outstanding – basic	28.5	28.4	—
Conversion of class B common shares into class A common shares	—	—	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.1	0.2	—
Weighted average common shares outstanding – diluted	28.6	28.6	—

Basic earnings per share attributable to Lithia Motors, Inc.	$35.23	$27.12	$27.12
Diluted earnings per share attributable to Lithia Motors, Inc.	$35.10	$26.91	$26.91

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the nine-month periods ended September 30, 2022, and 2021 and was determined to be immaterial.

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

NOTES TO FINANCIAL STATEMENTS	15

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

NOTES TO FINANCIAL STATEMENTS	16

Certain financial information on a segment basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues:
Domestic
New vehicle retail	$1,078.3	$766.1	$3,083.1	$2,305.3
Used vehicle retail	832.9	699.7	2,418.7	1,803.7
Used vehicle wholesale	115.4	74.5	376.3	174.4
Finance and insurance	98.9	80.5	284.6	217.7
Service, body and parts	206.7	170.2	597.5	450.0
Fleet and other	69.7	28.2	182.0	67.4
	2,401.9	1,819.2	6,942.2	5,018.5
Import
New vehicle retail	1,389.0	1,376.9	4,022.9	3,730.7
Used vehicle retail	1,015.5	847.9	2,920.9	2,127.8
Used vehicle wholesale	112.7	99.5	361.2	247.8
Finance and insurance	178.9	162.9	532.3	408.9
Service, body and parts	292.1	235.3	802.5	596.9
Fleet and other	12.7	4.9	27.6	37.5
	3,000.9	2,727.4	8,667.4	7,149.6
Luxury
New vehicle retail	840.3	750.9	2,513.2	2,204.1
Used vehicle retail	618.2	530.3	1,861.9	1,309.9
Used vehicle wholesale	92.1	72.8	300.5	171.9
Finance and insurance	61.2	56.1	187.2	145.7
Service, body and parts	200.3	162.8	580.3	434.7
Fleet and other	30.9	22.2	81.4	59.5
	1,843.0	1,595.1	5,524.5	4,325.8
	7,245.8	6,141.7	21,134.1	16,493.9
Corporate and other	49.9	28.1	107.2	28.3
	$7,295.7	$6,169.8	$21,241.3	$16,522.2
Segment income[1]:
Domestic	$127.9	$123.6	$400.1	$335.6
Import	261.5	255.4	782.8	573.2
Luxury	109.5	108.5	366.6	249.8
Total segment income for reportable segments	$498.9	$487.5	$1,549.5	$1,158.6
1Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net.

NOTES TO FINANCIAL STATEMENTS	17

Reconciliation of total segment income for reportable segments to our consolidated income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Total segment income for reportable segments	$498.9	$487.5	$1,549.5	$1,158.6
Corporate and other	55.4	22.8	117.6	80.1
Depreciation and amortization	(41.9)	(34.4)	(122.1)	(91.5)
Other interest expense	(49.6)	(28.0)	(114.1)	(79.6)
Other income (expense), net	(7.1)	(25.7)	(37.0)	(14.6)
Income before income taxes	$455.7	$422.2	$1,393.9	$1,053.0
Total assets by reportable segments is as follows:

(in millions)	September 30, 2022	December 31, 2021
Total assets:
Domestic	$2,504.1	$1,574.7
Import	2,855.4	1,858.1
Luxury	2,007.3	1,407.1
Corporate and other	6,707.7	6,307.0
	$14,074.5	$11,146.9

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

In 2019, to hedge the business exposure to rising interest rates on a portion of our variable rate debt, we entered into a five-year, zero-cost interest rate collar, with an aggregate notional amount of $300 million, effective June 1, 2019. This instrument hedged interest rate risk related to a portion of our $1.2 billion of non-trade floor plan notes payable.

NOTES TO FINANCIAL STATEMENTS	18

The table below presents the liabilities related to the zero-cost interest rate collar:

(Dollars in millions)	Accrued Liabilities	Other Long-Term Liabilities	Other Non-Current Assets	Total
Balance as of December 31, 2020	$(2.6)	$(6.0)	$—	$(8.6)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
(Loss) gain recorded from interest rate collar	(0.6)	2.4	—	1.8
Balance as of March 31, 2021	(2.5)	(3.6)	—	(6.1)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
(Loss) gain recorded from interest rate collar	(0.7)	0.2	—	(0.5)
Balance as of June 30, 2021	(2.5)	(3.4)	—	(5.9)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
(Loss) gain recorded from interest rate collar	(0.7)	0.7	—	—
Balance as of September 30, 2021	(2.5)	(2.7)	—	(5.2)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
(Loss) gain recorded from interest rate collar	(0.1)	2.0	—	1.9
Balance as of December 31, 2021	(1.9)	(0.7)	—	(2.6)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	—	0.7
(Loss) gain recorded from interest rate collar	1.2	0.7	2.7	4.6
Balance as of March 31, 2022	—	—	2.7	2.7
Amounts reclassified from AOCI to floorplan interest expense	—	—	(2.7)	(2.7)
(Loss) gain recorded from interest rate collar	—	—	—	—
Balance as of June 30, 2022	$—	$—	$—	$—

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

As of September 30, 2022, the balance on all four agreements was an offsetting $23.8 million and was recorded in other current assets and accrued liabilities, respectively.

See Note 8 – Fair Value Measurements for information on the fair value of the derivative contracts.

NOTE 13. ACQUISITIONS

In the first nine months of 2022, we completed the following acquisitions:

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
•In May 2022, Sisley Honda in Canada.
•In June 2022, Esserman International Volkswagen & Acura in Florida.
•In June 2022, Henderson Hyundai Superstore in Nevada.
•In June 2022, Lehman Auto Group in Florida.
•In July 2022, Elk Grove Ford in California.
•In September 2022, Wilde Honda, Wilde Subaru, Wilde Chrysler Dodge Jeep Ram, Wilde Toyota, and Wilde East Towne Honda in Wisconsin.

Revenue and operating income contributed by the 2022 acquisitions subsequent to the date of acquisition were as follows (in millions):

NOTES TO FINANCIAL STATEMENTS	19

Nine Months Ended September 30,	2022
Revenue	$812.6
Operating income	43.2

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
•In May 2021, BMW of Sherman Oaks and Acura of Sherman Oaks in California.
•In June 2021, Southwest Kia Group in Arizona.
•In June 2021, Herrin-Gear Toyota in Mississippi.
•In June 2021, Michael’s Subaru and Michael’s Toyota in Washington.
•In July 2021, Subaru of Mobile in Alabama.
•In August 2021, Rock Honda in California.
•In September 2021, Curry Honda in GA.
•In September 2021, Orange Coast Chrysler, Dodge, Jeep, Ram and Ford.

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

The following tables summarize the consideration paid for the 2022 acquisitions and the preliminary purchase price allocations for identified assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Consideration
Cash paid, net of cash acquired	$958.5

(in millions)	Assets Acquired and Liabilities Assumed
Accounts receivable	$0.1
Inventories	$166.1
Franchise value	63.7
Property and equipment	325.2
Other non-current assets	459.5
Floor plan notes payable	(0.7)
Debt and finance lease obligations	(78.2)
Other long-term liabilities	(7.3)
928.4
Goodwill	30.1
$958.5

The purchase price allocations for the acquisitions from the first quarter of 2022 through the third quarter of 2022 are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available and recorded unallocated items as a component of other non-current assets in the Consolidated Balance Sheets.

We expect substantially all of the goodwill related to acquisitions completed in 2022 to be deductible for federal income tax purposes.

In the three and nine-month periods ended September 30, 2022, we recorded $2.0 million and $10.1 million, respectively, in acquisition-related expenses as a component of selling, general and administrative expense.

NOTES TO FINANCIAL STATEMENTS	20

Comparatively, we recorded $6.3 million and $17.9 million, respectively, of acquisition-related expenses in the same periods of 2021.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and nine-month periods ended September 30, 2022 and 2021 had occurred on January 1, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenue	$7,411.1	$6,791.7	$22,300.4	$18,194.2
Net income attributable to Lithia Motors, Inc.	337.3	343.9	1,065.0	857.3
Basic earnings attributable to Lithia Motors, Inc. per share	12.25	11.37	37.39	30.23
Diluted earnings attributable to Lithia Motors, Inc. per share	12.20	11.29	37.26	30.00

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

NOTE 14. NET INVESTMENT IN OPERATING LEASES

In 2021, we purchased a leasing entity and the sales-type financing and operating leases it manages.

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

Net investment in operating leases was as follows:

(in millions)	September 30, 2022	December 31, 2021
Vehicles, at cost[1]	$86.8	$66.0
Accumulated depreciation[1]	(6.4)	(0.9)
Net investment in operating leases	$80.4	$65.1
1Vehicles, at cost and accumulated depreciation are recorded in other current assets, on the Consolidated Balance Sheets.

NOTES TO FINANCIAL STATEMENTS	21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

•Future market conditions, including anticipated car and other sales levels and the supply of inventory
•Our business strategy and plans, including our achieving our 2025 Plan (or “50/50” Plan)
•The growth, expansion and success of our network, including our finding accretive acquisitions and acquiring additional stores
•Annualized revenues from acquired stores
•The growth and performance of our Driveway e-commerce home solution and Driveway Finance Corporation, their synergies and other impacts on our business and our ability to meet Driveway-related targets
•Our capital allocations and uses and levels of capital expenditures in the future
•Expected operating results, such as improved store performance, continued improvement of selling, general and administrative expenses (“SG&A”) as a percentage of gross profit and any projections
•Our anticipated financial condition and liquidity, including from our cash and the future availability of our credit facility, unfinanced real estate and other financing sources
•Our continuing to purchase shares under our share repurchase program
•Impacts from the continued COVID-19 pandemic on the national and local economies in which we operate, our business operations and consumer demand
•Our compliance with financial and restrictive covenants in our credit facility and other debt agreements
•Our programs and initiatives for employee recruitment, training, and retention
•Our strategies for customer retention, growth, market position, financial results and risk management

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

Overview
Lithia & Driveway (LAD) is a growth company focused on profitably consolidating the largest retail sector in North America. We are among the fastest growing companies in the Fortune 500 (#2 on 10-year EPS Growth, #3 on 10-Year TSR and #12 on 10-year Revenue growth in 2021). As of September 30, 2022, we operated 291 locations representing 40 brands in 26 states and 3 Canadian provinces.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	22

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

Driving operational excellence, innovation and diversification
LAD builds magnetic brand loyalty in our 291 locations within our Lithia channel and with Driveway, our e-commerce home delivery experience, and GreenCars, our electric vehicle learning resource and marketplace. Operational excellence is achieved by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to improve market share, consumer loyalty, and profitability. By promoting an entrepreneurial model with our in-store experiences, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we develop high-performing teams and foster manufacturer relationships.

In response to evolving consumer preferences, we invest in modernization that supports and expands our core business. These digital strategies combine our experienced, knowledgeable workforce with our owned inventory and physical network of stores, enabling us to be agile and adapt to consumer preferences and market specific conditions. Additionally, we systematically explore transformative adjacencies, which are identified to be synergistic and complementary to our existing business such as Driveway Finance Corporation, which holds our captive auto loan portfolio.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

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

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per unit values)	2022	2021	Change		2022	2021	Change
Revenues
New vehicle retail	$3,306.9	$2,898.2	14.1%		$9,619.4	$8,237.7	16.8%
Used vehicle retail	2,465.8	2,079.5	18.6		7,197.0	5,236.6	37.4
Finance and insurance	333.3	297.0	12.2		977.0	765.0	27.7
Service, body and parts	712.2	578.3	23.2		2,022.6	1,503.4	34.5
Total Revenues	7,295.7	6,169.8	18.2		21,241.3	16,522.2	28.6

Gross profit
New vehicle retail	$403.7	$349.2	15.6%		$1,215.5	$819.7	48.3%
Used vehicle retail	201.3	232.6	(13.5)		663.4	601.3	10.3
Finance and insurance	333.3	297.0	12.2		977.0	765.0	27.7
Service, body and parts	384.2	302.6	27.0		1,076.7	799.0	34.8
Total Gross Profit	1,314.2	1,189.1	10.5		3,943.3	3,015.2	30.8

Gross profit margins
New vehicle retail	12.2%	12.1%	10	bps	12.6%	10.0%	260	bps
Used vehicle retail	8.2	11.2	(300)		9.2	11.5	(230)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	54.0	52.3	170		53.2	53.2	—
Total Gross Profit Margin	18.0	19.3	(130)		18.6	18.2	40

Retail units sold
New vehicles	69,743	66,894	4.3%		203,437	195,934	3.8%
Used vehicles	81,215	76,362	6.4		235,930	205,643	14.7

Average selling price per retail unit
New vehicles	$47,416	$43,325	9.4%		$47,284	$42,043	12.5%
Used vehicles	30,361	27,233	11.5		30,505	25,464	19.8

Average gross profit per retail unit
New vehicles	$5,789	$5,221	10.9%		$5,975	$4,184	42.8%
Used vehicles	2,478	3,046	(18.6)		2,812	2,924	(3.8)
Finance and insurance	2,208	2,073	6.5		2,224	1,905	16.7
Total vehicle[1]	6,139	6,175	(0.6)		6,500	5,510	18.0
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

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2021 would be included in same store operating data beginning in September 2022, after its first full complete comparable month of operation. The third quarter operating results for the same store comparisons would include results for that store in only the month of September for both comparable periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per unit values)	2022	2021	Change		2022	2021	Change
Revenues
New vehicle retail	$2,770.4	$2,824.5	(1.9)%		$7,316.1	$7,896.8	(7.4)%
Used vehicle retail	2,180.2	2,033.7	7.2		5,908.5	5,058.5	16.8
Finance and insurance	285.7	289.0	(1.1)		762.4	736.9	3.5
Service, body and parts	615.2	564.6	9.0		1,599.7	1,450.0	10.3
Total Revenues	6,245.9	6,021.1	3.7		16,585.1	15,891.5	4.4

Gross profit
New vehicle retail	$334.6	$342.2	(2.2)%		$922.3	$791.5	16.5%
Used vehicle retail	174.9	228.6	(23.5)		534.1	582.3	(8.3)
Finance and insurance	285.7	289.0	(1.1)		762.4	736.9	3.5
Service, body and parts	331.9	294.5	12.7		864.5	771.6	12.0
Total Gross Profit	1,117.2	1,161.8	(3.8)		3,081.3	2,912.3	5.8

Gross profit margins
New vehicle retail	12.1%	12.1%	—	bps	12.6%	10.0%	260	bps
Used vehicle retail	8.0	11.2	(320)		9.0	11.5	(250)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	53.9	52.2	170		54.0	53.2	80
Total Gross Profit Margin	17.9	19.3	(140)		18.6	18.3	30

Retail units sold
New vehicles	58,086	64,873	(10.5)%		152,689	187,024	(18.4)%
Used vehicles	72,292	74,363	(2.8)		194,946	197,621	(1.4)

Average selling price per retail unit
New vehicles	$47,695	$43,540	9.5%		$47,915	$42,224	13.5%
Used vehicles	30,158	27,348	10.3		30,308	25,597	18.4

Average gross profit per retail unit
New vehicles	$5,761	$5,275	9.2%		$6,040	$4,232	42.7%
Used vehicles	2,419	3,074	(21.3)		2,740	2,947	(7.0)
Finance and insurance	2,191	2,075	5.6		2,193	1,916	14.5
Total vehicle[1]	6,007	6,215	(3.3)		6,356	5,557	14.4
1 Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

During the three months ended September 30, 2022, we had net income attributable to Lithia Motors, Inc. of $329.6 million, or $11.92 per share on a diluted basis, compared to $307.9 million, or $10.11 per share on a diluted basis, during the same period of 2021. During the nine months ended September 30, 2022, we had net income attributable to Lithia Motors, Inc. of $1,003.4 million, or $35.10 per share on a diluted basis, compared to $769.0 million, or $26.91 per share on a diluted basis, during the same period of 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

New Vehicles
We believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and parts and service work. Same store new vehicle revenue decreased 1.9% and 7.4%, respectively, for the three and nine-month periods ended September 30, 2022 compared to the same periods in 2021. This was due to a decrease in unit volume of 10.5%, offset by an increase in average selling prices of 9.5% for the three months ended September 30, 2022, compared to the same period of 2021; and a decrease in unit volume of 18.4%, offset by an increase in average selling prices of 13.5% in the nine months ended September 30, 2022, compared to the same period of 2021. Our leaders in each market continue to adapt to changing conditions, respond to customer needs and manage inventory availability and selection.

Consumer demand continued to outpace supply in the third quarter of 2022 and as each manufacturer navigates component shortages and recovery of inventory production varies. This imbalance has resulted in higher than normal average selling prices and gross profits per unit. While there has been improvements in certain brands, we continue to expect reduced levels of new vehicle availability throughout the remainder of 2022.

Same store new vehicle gross profit per unit increased 9.2% and 42.7%, respectively, increasing new vehicle gross profit margins zero bps and 260 bps, respectively, in the three and nine-month periods ended September 30, 2022 compared to the same periods of 2021.

Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, increased $670 to $8,080 and increased $2,116 to $8,343 for the three and nine-month periods ended September 30, 2022 compared to the same periods of 2021, respectively.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (CPO) vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles up to twenty years old. During the three months ended September 30, 2022, our stores sold an average of 90 used vehicles per store per month, compared to 92 used vehicles per store per month for the same period ended September 30, 2021. This slight decrease is due to performance at recently acquired locations.

Used vehicle revenue for the three and nine-month periods ended September 30, 2022 increased 18.6% and 37.4%, respectively, compared to the same periods of 2021 due to higher average selling prices, driven by the shortage of new vehicles, and acquisition activity. On a same store basis, used vehicle sales for the three and nine-month periods ended September 30, 2022 increased 7.2% and 16.8%, respectively, as compared to the same periods of 2021. The changes were mainly due to increases of 10.3% and 18.4%, respectively, in average selling prices, offset by decreases of 2.8% and 1.4%, respectively, in volumes for the three and nine-month periods ended September 30, 2022. Volume decreases were driven by declining volumes associated with certified vehicles offset by positive growth in value autos. We continue to focus on procuring vehicles across the full spectrum of the addressable used vehicle market to provide customers with a wide selection meeting all levels of affordability, driving increased used vehicle unit volumes.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s) and increase sales from finance and insurance and parts and service.

Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, decreased $601 to $4,496 and increased $56 to $4,843 for the three and nine-month periods ended September 30, 2022, as compared to the same periods of 2021, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which drive continued engagement with the consumer throughout the ownership lifecycle.

Total finance and insurance income increased 12.2% and 27.7%, respectively, in the three and nine-month periods ended September 30, 2022 compared to the same periods of 2021. Same store finance and insurance revenues decreased 1.1% and increased 3.5%, respectively, for the three and nine-month periods ended September 30, 2022 compared to the same periods of 2021. Revenue increases associated with service contracts were offset by a decline in finance reserve revenues as we increase our penetration rates associated with Driveway Finance Corporation and the growth of our captive auto loan portfolio business. On a same store basis, our finance and insurance revenue per retail unit increased $116 to $2,191 and $277 to $2,193, respectively, in the three and nine-month periods ended September 30, 2022 compared to the same periods of 2021.

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

Our service, body, and parts revenue increased 23.2% and 34.5%, respectively, in the three and nine-month periods ended September 30, 2022 compared to the same periods of 2021, driven by acquisitions, as well as increases in customer pay revenues. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. In the three and nine-month periods ended September 30, 2022, the largest contribution to our service, body and parts revenue was same store customer pay revenue of $350.5 million and $918.7 million, respectively.

Same store service, body and parts gross profit increased 12.7% and 12.0%, respectively, in the three and nine-month periods ended September 30, 2022 compared to the same periods of 2021. These increases were primarily due to increased volumes of customer pay transactions. Overall same store service, body, and parts gross margins increased 170 and 80 bps, respectively, in the three and nine-month periods ended September 30, 2022 compared to the same periods of 2021, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margin increased 210 and 170 bps, respectively, in the three and nine-month periods ended September 30, 2022 compared to the same periods of 2021.
Segments
Certain financial information by segment is as follows:

	Three Months Ended September 30,		Increase	% Increase
(in millions)	2022	2021
Revenues:
Domestic	$2,401.9	$1,819.2	$582.7	32.0%
Import	3,000.9	2,727.4	273.5	10.0
Luxury	1,843.0	1,595.1	247.9	15.5
	7,245.8	6,141.7	1,104.1	18.0
Corporate and other	49.9	28.1	21.8	NM
	$7,295.7	$6,169.8	$1,125.9	18.2%
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

	Nine Months Ended September 30,		Increase	% Increase
(in millions)	2022	2021
Revenues:
Domestic	$6,942.2	$5,018.5	$1,923.7	38.3%
Import	8,667.4	7,149.6	1,517.8	21.2
Luxury	5,524.5	4,325.8	1,198.7	27.7
	21,134.1	16,493.9	4,640.2	28.1
Corporate and other	107.2	28.3	78.9	NM
	$21,241.3	$16,522.2	$4,719.1	28.6%
NM - not meaningful

	Three Months Ended September 30,		Increase	% Increase
(in millions)	2022	2021
Segment income[1]:
Domestic	$127.9	$123.6	$4.3	3.5%
Import	261.5	255.4	6.1	2.4
Luxury	109.5	108.5	1.0	0.9
	498.9	487.5	11.4	2.3
Corporate and other	55.4	22.8	32.6	NM
	$554.3	$510.3	$44.0	8.6

	Nine Months Ended September 30,		Increase	% Increase
(in millions)	2022	2021
Segment income[1]:
Domestic	$400.1	$335.6	$64.5	19.2%
Import	782.8	573.2	209.6	36.6
Luxury	366.6	249.8	116.8	46.8
	1,549.5	1,158.6	390.9	33.7
Corporate and other	117.6	80.1	37.5	NM
	$1,667.1	$1,238.7	$428.4	34.6
1Segment income for each of the segments is a Non-GAAP measure defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net. See Note 10 – Segments of the Condensed Notes to the Consolidated Financial Statements for additional information.

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2022	2021
Retail new vehicle unit sales:
Domestic	20,243	15,163	5,080	33.5%
Import	37,235	39,645	(2,410)	(6.1)
Luxury	12,282	12,096	186	1.5
	69,760	66,904	2,856	4.3
Allocated to management	(17)	(18)	(1)	NM
	69,743	66,894	2,849	4.3%
NM – Not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2022	2021
Retail new vehicle unit sales:
Domestic	58,463	47,219	11,244	23.8%
Import	108,329	112,303	(3,974)	(3.5)
Luxury	37,032	36,718	314	0.9
	203,824	196,240	7,584	3.9
Allocated to management	(387)	(314)	73	NM
	203,437	195,934	7,503	3.8%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended September 30,		Increase	% Increase
($ in millions)	2022	2021
Revenue:
New vehicle retail	$1,078.3	$766.1	$312.2	40.8%
Used vehicle retail	832.9	699.7	133.2	19.0
Used vehicle wholesale	115.4	74.5	40.9	54.9
Finance and insurance	98.9	80.5	18.4	22.9
Service, body and parts	206.7	170.2	36.5	21.4
Fleet and other	69.7	28.2	41.5	147.2
	$2,401.9	$1,819.2	$582.7	32.0
Segment income	$127.9	$123.6	$4.3	3.5
Retail new vehicle unit sales	20,243	15,163	5,080	33.5%
NM - not meaningful

Our Domestic segment revenue increased 32.0% in the three-month period ended September 30, 2022 compared to the same period of 2021, driven by increases in all major business lines. The acquisition of nine stores in 2022 and the acquisition and integration of 18 stores from 2021 were the primary contributors to these increases.

Our Domestic segment income increased 3.5% in the three-month period ended September 30, 2022 compared to the same period of 2021, primarily due to gross profit growth of 18.0%. Total Domestic SG&A as a percentage of gross profit increased from 59.4% to 61.2% for the three-month period ended September 30, 2022, compared to the same period of 2021. The increase for the three-month period ended September 30, 2022 was primarily driven by increases in all SG&A categories without proportional increases in gross profit. Floor plan interest expense for Domestic stores increased 198.2% for the three-month period ended September 30, 2022 compared to the same period of 2021.

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2022	2021
Revenue:
New vehicle retail	$3,083.1	$2,305.3	$777.8	33.7%
Used vehicle retail	2,418.7	1,803.7	615.0	34.1
Used vehicle wholesale	376.3	174.4	201.9	115.8
Finance and insurance	284.6	217.7	66.9	30.7
Service, body and parts	597.5	450.0	147.5	32.8
Fleet and other	182.0	67.4	114.6	170.0
	$6,942.2	$5,018.5	$1,923.7	38.3
Segment income	$400.1	$335.6	$64.5	19.2
Retail new vehicle unit sales	58,463	47,219	11,244	23.8%
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

Our Domestic segment revenue increased 38.3% in the nine-month period ended September 30, 2022 compared to the same period of 2021, driven by increases across all business lines, primarily related to acquisition activity.

Our Domestic segment income increased 19.2% in the nine-month period ended September 30, 2022 compared to the same period of 2021, primarily due to gross profit growth of 27.4%. Total Domestic SG&A as a percentage of gross profit increased from 59.7% to 60.8% for the nine-month period ended September 30, 2022, compared to the same period of 2021. The increase for the nine-month period ended September 30, 2022 was primarily driven by increases in all SG&A categories without proportional increases in gross profit. Floor plan interest expense for Domestic stores increased 105.6% for the nine-month period ended September 30, 2022 compared to the same period of 2021.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2022	2021
Revenue:
New vehicle retail	$1,389.0	$1,376.9	$12.1	0.9%
Used vehicle retail	1,015.5	847.9	167.6	19.8
Used vehicle wholesale	112.7	99.5	13.2	13.3
Finance and insurance	178.9	162.9	16.0	9.8
Service, body and parts	292.1	235.3	56.8	24.1
Fleet and other	12.7	4.9	7.8	159.2
	$3,000.9	$2,727.4	$273.5	10.0
Segment income	$261.5	$255.4	$6.1	2.4
Retail new vehicle unit sales	37,235	39,645	(2,410)	(6.1)%
NM - not meaningful

Our Import segment revenue increased 10.0% in the three-month period ended September 30, 2022 compared to the same period of 2021, driven by increases in all major business lines. The acquisition of 13 stores in 2022 and the acquisition and integration of 34 stores from 2021 were the primary contributors to these increases.

Our Import segment income increased 2.4% in the three-month period ended September 30, 2022 compared to the same period of 2021, due to gross profit growth of 9.0%. Total Import SG&A as a percentage of gross profit increased from 55.6% to 57.3% for the three-month period ended September 30, 2022 compared to the same period of 2021. The increase for the three-month period ended September 30, 2022 was primarily driven by increases in all SG&A categories without proportional increases in gross profit. Floor plan interest expense for Import stores increased 82.7% in the three-month period ended September 30, 2022 compared to the same period of 2021.

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2022	2021
Revenue:
New vehicle retail	$4,022.9	$3,730.7	$292.2	7.8%
Used vehicle retail	2,920.9	2,127.8	793.1	37.3
Used vehicle wholesale	361.2	247.8	113.4	45.8
Finance and insurance	532.3	408.9	123.4	30.2
Service, body and parts	802.5	596.9	205.6	34.4
Fleet and other	27.6	37.5	(9.9)	(26.4)
	$8,667.4	$7,149.6	$1,517.8	21.2
Segment income	$782.8	$573.2	$209.6	36.6
Retail new vehicle unit sales	108,329	112,303	(3,974)	(3.5)%
 NM - not meaningful

Our Import segment revenue increased 21.2% in the nine-month period ended September 30, 2022 compared to the same period of 2021, driven by increases across all major business lines, primarily due to acquisition activity.

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

Our Import segment income increased 36.6% in the nine-month period ended September 30, 2022 compared to the same period of 2021, due to gross profit growth of 32.2%. Total Import SG&A as a percentage of gross profit decreased from 58.3% to 57.0% for the nine-month period ended September 30, 2022 compared to the same period of 2021. The decrease for the nine-month periods ended September 30, 2022 was primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Import stores increased 26.3% in the nine-month period ended September 30, 2022 compared to the same period of 2021, respectively.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended September 30,		Increase	% Increase
($ in millions)	2022	2021
Revenue:
New vehicle retail	$840.3	$750.9	$89.4	11.9%
Used vehicle retail	618.2	530.3	87.9	16.6
Used vehicle wholesale	92.1	72.8	19.3	26.5
Finance and insurance	61.2	56.1	5.1	9.1
Service, body and parts	200.3	162.8	37.5	23.0
Fleet and other	30.9	22.2	8.7	39.2
	$1,843.0	$1,595.1	$247.9	15.5
Segment income	$109.5	$108.5	$1.0	0.9
Retail new vehicle unit sales	12,282	12,096	186	1.5%
NM - not meaningful

Our Luxury segment revenue increased 15.5% in the three-month period ended September 30, 2022 compared to the same period of 2021, driven by increases in all business lines. The acquisition of three stores in 2022 and acquisition and integration of 26 stores from 2021 were the primary contributors to these increases.
Our Luxury segment income increased 0.9% for the three-month period ended September 30, 2022 compared to the same period of 2021, due to gross profit growth of 12.8%. Total Luxury SG&A as a percentage of gross profit increased from 59.6% to 61.9% for the three-month period ended September 30, 2022 compared to the same period of 2021. The increase for the three-month period ended September 30, 2022 was primarily driven by increases in all SG&A categories without proportional increases in gross profit. Floor plan interest expense for Luxury stores increased 124.4% for the three-month period ended September 30, 2022 compared to the same period of 2021.

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2022	2021
Revenue:
New vehicle retail	$2,513.2	$2,204.1	$309.1	14.0%
Used vehicle retail	1,861.9	1,309.9	552.0	42.1
Used vehicle wholesale	300.5	171.9	128.6	74.8
Finance and insurance	187.2	145.7	41.5	28.5
Service, body and parts	580.3	434.7	145.6	33.5
Fleet and other	81.4	59.5	21.9	36.8
	$5,524.5	$4,325.8	$1,198.7	27.7
Segment income	$366.6	$249.8	$116.8	46.8
Retail new vehicle unit sales	37,032	36,718	314	0.9%
NM - not meaningful

Our Luxury segment revenue increased 27.7% in the nine-month period ended September 30, 2022 compared to the same period of 2021, driven by increases in all business lines, primarily due to acquisition activity.

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

Our Luxury segment income increased 46.8% for the nine-month period ended September 30, 2022 compared to the same period of 2021, due to gross profit growth of 37.7%. Total Luxury SG&A as a percentage of gross profit decreased from 62.6% to 60.0% for the nine-month period ended September 30, 2022 compared to the same period of 2021. The decrease for the nine-month period ended September 30, 2022 was primarily driven by increased gross profit without proportional increases in all SG&A costs. Floor plan interest expense for Luxury stores increased 52.3% for the nine-month period ended September 30, 2022 compared to the same period of 2021.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops and centralized used vehicle team, offset by certain unallocated reserves and elimination adjustments related to vehicle sales.

	Three Months Ended September 30,		Increase	% Increase
(in millions)	2022	2021
Revenue, net	$49.9	$28.1	$21.8	77.6%
Segment income	$55.4	$22.8	$32.6	143.0%
NM - not meaningful

	Nine Months Ended September 30,		Increase	% Increase
(in millions)	2022	2021
Revenue, net	$107.2	$28.3	$78.9	278.8%
Segment income	$117.6	$80.1	$37.5	46.8%
NM - not meaningful

The changes in Corporate and other revenue in the three and nine-month periods ended September 30, 2022 compared to the same periods of 2021 were primarily related to increased used vehicle wholesales associated with our centralized used vehicle team and changes to certain reserves that were not specifically identified with our Domestic, Import or Luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales.

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

Corporate and other income increased $32.6 million and $37.5 million for the three and nine-month periods ended September 30, 2022, compared to the same periods of 2021, primarily due to increases in internal corporate expense allocations with dealerships, offset by increases in SG&A.

Selling, General and Administrative Expense (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

	Three Months Ended September 30,		Increase (Decrease)	% Increase
(in millions)	2022	2021
Personnel	$536.4	$475.4	$61.0	12.8%
Advertising	64.7	46.4	18.3	39.4
Rent	18.3	14.3	4.0	28.0
Facility costs[1]	39.5	31.2	8.3	26.6
Gain on sale of assets	(36.3)	(2.6)	(33.7)	NM
Other	126.6	108.6	18.0	16.6
Total SG&A	$749.2	$673.3	$75.9	11.3%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2022	2021
Personnel	40.8%	40.0%	80	bps
Advertising	4.9	3.9	100
Rent	1.4	1.2	20
Facility costs	3.0	2.6	40
Gain on sale of assets	(2.8)	(0.2)	(260)
Other	9.7	9.1	60
Total SG&A	57.0%	56.6%	40	bps

	Nine Months Ended September 30,		Increase (Decrease)	% Increase
(in millions)	2022	2021
Personnel	$1,606.8	$1,242.0	$364.8	29.4%
Advertising	190.1	114.3	75.8	66.3
Rent	54.0	37.9	16.1	42.5
Facility costs[1]	111.2	82.9	28.3	34.1
(Gain) loss on sale of assets	(49.9)	2.8	(52.7)	NM
Other	344.6	277.7	66.9	24.1
Total SG&A	$2,256.8	$1,757.6	$499.2	28.4%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2022	2021
Personnel	40.7%	41.2%	(50)	bps
Advertising	4.8	3.8	100
Rent	1.4	1.3	10
Facility costs	2.8	2.7	10
(Gain) loss on sale of assets	(1.3)	0.1	(140)
Other	8.8	9.2	(40)
Total SG&A	57.2%	58.3%	(110)	bps

SG&A as a percentage of gross profit was 57.0% and 57.2% for the three and nine-month periods ended September 30, 2022 compared to 56.6% and 58.3% for the same periods of 2021, respectively. SG&A expense increased 11.3% and 28.4% in the three and nine-month periods ended September 30, 2022 compared to the same periods of 2021, respectively. Overall, SG&A expense increased in all areas, primarily as a result of our network expansion in 2021 and 2022.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 61.2% and 60.0% for the three and nine-month periods ended September 30, 2022 compared to 55.7% and 57.2% for the

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

same periods of 2021, respectively. The increases for the three and nine-month periods ended September 30, 2022 were primarily related to increased SG&A costs without proportionate increases in gross profit.

SG&A expense adjusted for non-core charges was as follows:

	Three Months Ended September 30,		Increase	% Increase
(in millions)	2022	2021
Personnel	$536.4	$475.4	$61.0	12.8%
Advertising	64.7	46.4	18.3	39.4
Rent	18.3	14.3	4.0	28.0
Facility costs[1]	39.5	31.2	8.3	26.6
Adjusted (gain) loss on sale of assets	0.2	(2.6)	2.8	NM
Adjusted other	124.6	98.9	25.7	26.0
Adjusted total SG&A	$783.7	$663.6	$120.1	18.1%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended September 30,		Increase
As a % of gross profit	2022	2021
Personnel	40.8%	40.0%	80	bps
Advertising	4.9	3.9	100
Rent	1.4	1.2	20
Facility costs	3.0	2.6	40
Adjusted (gain) loss on sale of assets	—	(0.2)	20
Adjusted other	9.5	8.3	120
Adjusted total SG&A	59.6%	55.8%	380	bps

	Nine Months Ended September 30,		Increase	% Increase
(in millions)	2022	2021
Personnel	$1,606.8	$1,242.0	$364.8	29.4%
Advertising	190.1	114.3	75.8	66.3%
Rent	54.0	37.9	16.1	42.5%
Facility costs[1]	111.2	82.9	28.3	34.1%
Adjusted gain on sale of assets	(0.3)	(2.4)	2.1	NM
Adjusted other	334.5	254.8	79.7	31.3%
Adjusted total SG&A	$2,296.3	$1,729.5	$566.8	32.8%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2022	2021
Personnel	40.7%	41.2%	(50)	bps
Advertising	4.8	3.8	100
Rent	1.4	1.3	10
Facility costs	2.8	2.7	10
Adjusted gain on sale of assets	—	(0.1)	10
Adjusted other	8.5	8.5	—
Adjusted total SG&A	58.2%	57.4%	80	bps

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

Adjusted SG&A for three-months ended September 30, 2022 excludes $2.0 million in acquisition-related expenses and a $36.5 million net gain on store disposals. For the nine-months ended September 30, 2022, adjusted SG&A excludes $10.1 million in acquisition-related expenses and a $49.6 million net gain on store disposals.

Adjusted SG&A for the three-months ended September 30, 2021 excludes $3.4 million in storm insurance reserve charges and $6.3 million in acquisition-related expenses. For the nine-months ended September 30, 2021, adjusted SG&A excludes $5.0 million in storm insurance reserve charges, $17.9 million in acquisition-related expenses, and a $5.2 million net loss on store disposals.

See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

	Three Months Ended September 30,		Increase	% Increase
(in millions)	2022	2021
Depreciation and amortization	$41.9	$34.4	$7.5	21.8%

	Nine Months Ended September 30,		Increase	% Increase
(in millions)	2022	2021
Depreciation and amortization	$122.1	$91.5	$30.6	33.4%

Acquisition activity contributed to the increases in depreciation and amortization in 2022 compared to 2021. We acquired approximately $268 million of depreciable property as part of our acquisition activity over the last twelve months ended September 30, 2022. For the nine-months ended September 30, 2022, we invested $209.8 million in capital expenditures. These investments increased the amount of depreciation expense in the three and nine-month periods ended September 30, 2022. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating margin	7.2%	7.8%	7.4%	7.0%
Operating margin adjusted for non-core charges [1]	6.7%	8.0%	7.2%	7.2%
1 See “Non-GAAP Reconciliations” for more details.

Operating margins decreased 60 bps and increased 40 bps in the three and nine-month periods ended September 30, 2022 compared to the same period in 2021, respectively. The changes in operating margins for the three and nine-month periods ended September 30, 2022 were primarily due to increased gross profit of 10.5% and 30.8% with offsetting increases to SG&A of 11.3% and 28.4%, respectively, compared to the same periods in 2021.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Floor plan interest expense (new vehicles)	$10.7	$3.6	197.2%	$19.4	$17.0	14.1%

Floor plan interest expense increased $7.1 million and $2.4 million in the three and nine-month periods ended September 30, 2022 compared to the same periods of 2021, respectively. These increases were primarily due to increases in inventory levels and rising interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS	35

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

The following table details the carrying costs for new vehicles and includes new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended September 30,			%
(in millions)	2022	2021	Change	Change
Floor plan interest expense (new vehicles)	$10.7	$3.6	$7.1	197.2%
Floor plan assistance (included as an offset to cost of sales)	(33.3)	(30.4)	(2.9)	9.5
Net new vehicle carrying costs	$(22.6)	$(26.8)	$4.2	(15.7)
NM - not meaningful

	Nine Months Ended September 30,			%
(in millions)	2022	2021	Change	Change
Floor plan interest expense (new vehicles)	$19.4	$17.0	$2.4	14.1%
Floor plan assistance (included as an offset to cost of sales)	(96.6)	(90.0)	(6.6)	7.3
Net new vehicle carrying costs	$(77.2)	$(73.0)	$(4.2)	5.8
NM - Not meaningful

Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, used and service loaner vehicle inventory financing commitments, non-recourse notes payable and revolving lines of credit.

	Three Months Ended September 30,		Increase	% Increase
(in millions)	2022	2021
Mortgage interest	$6.7	$6.1	$0.6	9.8
Other interest	43.6	22.5	21.1	93.8
Capitalized interest	(0.7)	(0.6)	0.1	NM
Total other interest expense	$49.6	$28.0	$21.6	77.1%
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2022	2021
Mortgage interest	$18.1	$19.4	$(1.3)	(6.7)%
Other interest	97.9	61.7	36.2	58.7
Capitalized interest	(1.9)	(1.5)	0.4	NM
Total other interest expense	$114.1	$79.6	$34.5	43.3%
NM - not meaningful

Other interest expense for the three and nine-month periods ended September 30, 2022 increased $21.6 million and $34.5 million related to increased borrowings and interest rates compared to the same periods of 2021.

Other Expense, net

	Three Months Ended September 30,		Decrease	% Decrease
(Dollars in millions)	2022	2021
Other Expense, net	$(7.1)	$(25.7)	$18.6	(72.4)%

MANAGEMENT’S DISCUSSION AND ANALYSIS	36

	Nine Months Ended September 30,		Increase	% Decrease
(Dollars in millions)	2022	2021
Other Expense, net	$(37.0)	$(14.6)	$(22.4)	153.4%

Other expense, net in the nine-month period ended September 30, 2022, was primarily related to a $32.6 million unrealized investment loss associated with the change in fair value of our investment in Shift Technologies, Inc. We also experienced a $15.0 million and $18.6 million loss, respectively, due to foreign currency exchange in the three and nine-month periods ended September 30, 2022. We experienced a $1.6 million loss due to foreign currency exchange in the three and nine-month periods ended September 30, 2021.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective income tax rate	27.5%	26.8%	27.4%	26.9%
Effective income tax rate excluding other non-core items	27.0%	26.7%	26.6%	26.8%

Our effective income tax rate for the nine-month period ended September 30, 2022 compared to last year was negatively affected by a valuation allowance established for certain deferred tax assets not expected to be realized. Excluding the valuation allowance and other non-core charges, we estimate our annual effective income tax rate to be 27.0%.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	37

	Three Months Ended September 30, 2022
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment gain	Acquisition expenses	Adjusted
Selling, general and administrative	$749.2	$36.5	$—	$(2.0)	$783.7
Operating income (loss)	523.1	(36.5)	—	2.0	488.6
Other expense, net	(7.1)	—	(0.3)	—	(7.4)

Income before income taxes	$455.7	$(36.5)	$(0.3)	$2.0	$420.9
Income tax (provision) benefit	(125.4)	9.8	—	1.9	(113.7)
Net income (loss)	330.3	(26.7)	(0.3)	3.9	307.2
Net income attributable to non-controlling interest	0.5	—	—	—	0.5
Net income attributable to redeemable non-controlling interest	(1.2)	—	—	—	(1.2)
Net income (loss) attributable to Lithia Motors, Inc.	$329.6	$(26.7)	$(0.3)	$3.9	$306.5

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$11.92	$(0.97)	$(0.01)	$0.14	$11.08
Diluted share count	27.6

	Three Months Ended September 30, 2021
(in millions, except per share amounts)	As reported	Asset impairment	Investment loss	Insurance reserves	Acquisition expenses	Loss on redemption of senior notes	Adjusted
Asset impairment	$1.9	$(1.9)	$—	$—	$—	$—	$—
Selling, general and administrative	673.3	—	—	(3.4)	(6.3)	—	663.6
Operating income	479.5	1.9	—	3.4	6.3	—	491.1
Other income (expense), net	(25.7)	—	23.2	—	—	10.3	7.8

Income before income taxes	$422.2	$1.9	$23.2	$3.4	$6.3	$10.3	$467.3
Income tax provision	(113.2)	(0.5)	(6.2)	(0.9)	(1.4)	(2.7)	(124.9)
Net income	$309.0	$1.4	$17.0	$2.5	$4.9	$7.6	$342.3
Net income attributable to non-controlling interest	(0.8)	—	—	—	—	—	(0.8)
Net income attributable to redeemable non-controlling interest	(0.3)	—	—	—	—	—	(0.3)
Net income attributable to Lithia Motors, Inc.	$307.9	$1.4	$17.0	$2.5	$4.9	$7.6	$341.3

Diluted earnings per share attributable to Lithia Motors, Inc.	$10.11	$0.05	$0.56	$0.08	$0.16	0.25	$11.21
Diluted share count	30.5

MANAGEMENT’S DISCUSSION AND ANALYSIS	38

	Nine Months Ended September 30, 2022
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Acquisition expenses	Adjusted
Selling, general and administrative	$2,256.8	$49.6	$—	$(10.1)	$2,296.3
Operating income (loss)	1,564.4	(49.6)	—	10.1	1,524.9
Other (expense) income, net	(37.0)	—	32.6	—	(4.4)

Income (loss) before income taxes	$1,393.9	$(49.6)	$32.6	$10.1	$1,387.0
Income tax (provision) benefit	(382.1)	13.2	—	(0.5)	(369.4)
Net income (loss)	1,011.8	(36.4)	32.6	9.6	1,017.6
Net income attributable to non-controlling interest	(3.9)	—	—	—	(3.9)
Net income attributable to redeemable non-controlling interest	(4.5)	—	—	—	(4.5)
Net income (loss) attributable to Lithia Motors, Inc.	$1,003.4	$(36.4)	$32.6	$9.6	$1,009.2

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$35.10	$(1.27)	$1.14	$0.33	$35.30
Diluted share count	28.6

	Nine Months Ended September 30, 2021
(in millions, except per share amounts)	As reported	Net disposal loss on sale of stores	Asset impairment	Investment loss	Insurance reserves	Acquisition expenses	Loss on redemption of senior notes	Adjusted
Asset impairment	$1.9	$—	$(1.9)	$—	$—	$—	$—	$—
Selling, general and administrative	1,757.6	(5.2)	—	—	(5.0)	(17.9)	—	1,729.5
Operating income	1,164.2	5.2	1.9	—	5.0	17.9	—	1,194.2
Other (expense) income, net	(14.6)	—	—	22.3	—	—	10.3	18.0

Income before income taxes	$1,053.0	$5.2	$1.9	22.3	$5.0	$17.9	$10.3	$1,115.6
Income tax provision	(282.9)	(1.4)	(0.5)	(6.0)	(1.4)	(4.5)	(2.7)	(299.4)
Net income	$770.1	$3.8	$1.4	$16.3	$3.6	$13.4	$7.6	$816.2
Net income attributable to non-controlling interest	(0.8)	—	—	—	—	—	—	(0.8)
Net income attributable to redeemable non-controlling interest	(0.3)	—	—	—	—	—	—	(0.3)
Net income (loss) attributable to Lithia Motors, Inc.	$769.0	$3.8	$1.4	$16.3	$3.6	$13.4	$7.6	$815.1

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$26.91	$0.13	$0.05	$0.57	$0.13	$0.47	$0.26	$28.52
Diluted share count	28.6

MANAGEMENT’S DISCUSSION AND ANALYSIS	39

Liquidity and Capital Resources
We manage our liquidity and capital resources in the context of our overall business strategy, continually forecasting and managing our cash, working capital balances and capital structure in a way that we believe will meet the short-term and long-term obligations of our business while maintaining liquidity and financial flexibility. Our capital deployment strategy for our free cash flows targets an allocation of 65% investment in acquisitions, 25% internal investments including capital expenditures, Driveway and Driveway Finance Corporation and 10% in shareholder return in the form of dividends and share repurchases.

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

Available Sources
Below is a summary of our immediately available funds:

(in millions)	September 30, 2022	December 31, 2021	Change	% Change
Cash and cash equivalents	$172.7	$153.1	$19.6	12.8%
Available credit on credit facilities	1,400.2	1,344.8	55.4	4.1
Total current available funds	$1,572.9	$1,497.9	$75.0	5.0%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Net cash provided by (used in) operating activities	$(517.5)	$2,001.9	$(2,519.4)
Net cash used in investing activities	(1,017.3)	(2,563.1)	1,545.8
Net cash provided by financing activities	1,600.0	550.7	1,049.3

Operating Activities
Cash provided by operating activities for the nine-month period ended September 30, 2022 decreased $2.5 billion compared to the same period of 2021, primarily related to an increase in inventories and other assets as we build our portfolio of auto loans associated with Driveway Finance Corporation, partially offset by increased net income compared to the same period of 2021.

Borrowings from and repayments to our syndicated credit facility related to our new vehicle inventory floor plan financing and our non-recourse notes payable related to our portfolio of auto loans are presented as financing activities. To better understand the impact of changes in inventory, other assets, and the associated financing, we also consider our adjusted net cash provided by operating activities to include borrowings or repayments associated with our new vehicle floor plan commitment and non-recourse notes payable.

Adjusted net cash provided by operating activities is presented below:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Net cash provided by (used in) operating activities – as reported	$(517.5)	$2,001.9	$(2,519.4)
Adjust: Net borrowings (repayments) on floor plan notes payable, non-trade	429.6	(840.9)	1,270.5
Adjust: Net borrowings (repayments) on non-recourse notes payable	419.4	236.0	183.4
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(72.4)	(271.5)	199.1
Net cash provided by (used in) operating activities – adjusted	$259.1	$1,125.5	$(866.4)

MANAGEMENT’S DISCUSSION AND ANALYSIS	40

Investing Activities
Net cash used in investing activities totaled $1.0 billion and $2.6 billion, respectively, for the nine-month periods ended September 30, 2022 and 2021.

Below are highlights of significant activity related to our cash flows from investing activities:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Capital expenditures	$(209.8)	$(194.1)	$(15.7)
Cash paid for acquisitions, net of cash acquired	(962.6)	(2,409.5)	1,446.9
Cash paid for other investments	(9.3)	(9.8)	0.5
Proceeds from sales of stores	148.0	45.7	102.3

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Nine Months Ended September 30,
(in millions)	2022	2021
Post-acquisition capital improvements	$37.3	$14.7
Facilities for open points	(2.5)	14.1
Purchase of facilities for existing operations	8.3	23.6
Existing facility improvements	58.4	79.1
Maintenance	108.3	62.6
Total capital expenditures	$209.8	$194.1

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

The increase in capital expenditures for the nine-month period ended September 30, 2022, compared to the same period of 2021 related primarily to higher maintenance and post-acquisition capital improvements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	41

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Nine Months Ended September 30,
	2022	2021
Number of locations acquired	34	73

(in millions)
Cash paid for acquisitions, net of cash acquired	$(962.6)	$(2,409.5)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	72.4	271.5
Cash paid for acquisitions, net of cash acquired – adjusted	$(890.2)	$(2,138.0)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade and non-recourse notes payable was as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Cash provided by financing activities, as reported	$1,600.0	$550.7	$1,049.3
Adjust: Net (borrowings) repayments on floor plan notes payable: non-trade	(429.6)	840.9	(1,270.5)
Adjust: Net (borrowings) repayments on non-recourse notes payable	$(419.4)	$(236.0)	(183.4)
Cash provided by financing activities – adjusted	$751.0	$1,155.6	$(404.6)

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings (repayments) on floor plan notes payable: non-trade, which are discussed above:

	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2022	2021	in Cash Flow
Net borrowings on lines of credit	$1,748.4	$10.9	$1,737.5
Principal payments on long-term debt and finance lease liabilities, other	(70.0)	(483.6)	413.6
Proceeds from issuance of long-term debt	337.8	817.5	(479.7)
Repurchase of common stock	(644.4)	(15.9)	(628.5)
Dividends paid	(33.8)	(28.2)	(5.6)
Proceeds from issuance of common stock	28.1	1,127.9	(1,099.8)

Equity Transactions
In November 2021, our Board of Directors authorized the repurchase of up to $750 million of our Common Stock, increasing our total repurchase authorization to $1.25 billion combined with the amount previously authorized by the Board for repurchase. We repurchased a total of 2,311,060 shares of our Common Stock at an average price of $282.81 in the first nine months of 2022. This included 2,254,193 shares as part of our repurchase authorization at an average price per share of $282.46 and 56,867 shares related to tax withholding on vesting RSUs at an average price of $296.94 per share. As of September 30, 2022, we had $86.0 million remaining available for repurchases and the authorization does not have an expiration date.

In the first nine months of 2022, we declared and paid dividends on our Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2022	$0.35	$10.3
May 2022	$0.42	$11.9
August 2022	$0.42	$11.6

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	42

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of September 30, 2022
(in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,208.1	$—	1
Floor plan notes payable	454.8	—
Used and service loaner vehicle inventory financing commitments	1,061.8	3.5	2
Revolving lines of credit	1,396.0	1,365.9	2, 3
Real estate mortgages	545.3	—
Finance lease obligations	113.8	—
Non-recourse notes payable	494.1	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Other debt	1.5	—
Unamortized debt issuance costs	(26.8)	—	4
Total debt	$6,998.6	$1,369.4
1 As of September 30, 2022, we had a $1.2 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of August 31, 2022. This amount is reduced by $51.7 million for outstanding letters of credit.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS	43

1.30% for service loaner floor plan financing and 1.10% for our working capital revolver. The annual interest rates associated with our floor plan commitments are as follows:

Commitment	Annual Interest Rate at September 30, 2022
New vehicle floor plan	4.30%
Used vehicle floor plan	4.48%
Service loaner floor plan	4.28%
Revolving line of credit	4.08%

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of September 30, 2022
Fixed charge coverage ratio	Not less than 1.20 to 1	2.24 to 1
Leverage ratio	Not more than 5.75 to 1	1.50 to 1

As of September 30, 2022, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of September 30, 2022, $454.8 million was outstanding on these agreements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Other Credit Facilities and Lines of Credit
In 2020, we entered into a real-estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real-estate backed credit facility provides a total financing commitment of up to $219.0 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00% to 2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. As of September 30, 2022, nothing was outstanding on the real-estate backed facility.

In 2022, we amended our securitization facility agreement, increasing our commitment for borrowings of up to $1.0 billion and extending the maturity date to July 2024. As of September 30, 2022, we had $350.0 million drawn on the securitization facility.

In 2021, we entered into a credit agreement with Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey), as lender. The credit agreement matures in April 2023 and provides for a revolving line of credit facility of up to $300.0 million and is secured by real estate owned by us. The credit facility bears interest at a rate per annum

MANAGEMENT’S DISCUSSION AND ANALYSIS	44

equal to the greater of 3.00% or the prime rate designated by Ally Bank, minus 25 basis points. As of September 30, 2022, nothing was outstanding on the Ally credit facility.

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

These other credit facilities and lines of credit above include financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. As of September 30, 2022, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our other credit facilities and lines of credit. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

In August 2022, we issued $298.1 million in non-recourse notes payable related to the asset-backed term funding transaction.

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

Below is a summary of outstanding senior notes issued:

Description	Maturity Date	Interest Payment Dates	Principal Amount
4.625% Senior notes due 2027	December 15, 2027	June 15, December 15	$400 million
4.375% Senior notes due 2031	January 15, 2031	January 15, July 15	$550 million
3.875% Senior notes due 2029	June 1, 2029	June 1, December 1	$800 million

MANAGEMENT’S DISCUSSION AND ANALYSIS	45

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.5% at September 30, 2022. The mortgages are payable in various installments through July 1, 2038. As of September 30, 2022, we had fixed interest rates on 66.4% of our outstanding mortgage debt.

We have finance lease obligations with some of our leased real estate. Interest rates related to this debt ranged from 2.0% to 8.5% at September 30, 2022. The leases have terms extending through August 2037.

Our other debt includes sellers’ notes. The interest rates associated with our other debt ranged from 5.0% to 10.0% at September 30, 2022. This debt is due in various installments through April 2027.

LIBOR Transition
We have worked with our lending partners to update remaining LIBOR-based agreements and substantially all agreements have been updated. We do not anticipate this transition to have any material impact on our results of operations or financial position.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	46

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the third quarter of 2022:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)[1]
July	57,200	$270.11	57,200	$98,619
August	44	265.28	—	98,619
September	58,115	216.36	58,115	86,045
Total	115,359	243.03	115,315	86,045

1 The current share repurchase plan has no expiration date.
2 Of the shares repurchased in the third quarter of 2022, 44 were related to tax withholding upon the vesting of RSUs.

47

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form 10-Q filed July 28, 2021).
3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.2 to the Company’s Form 8-K filed April 25, 2019).
10.1	Amendment No. 2 to Amended and Restated Loan Agreement, dated September 14, 2021, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.
10.2	Amendment No. 3 to Amended and Restated Loan Agreement, dated November 10, 2021, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.
10.3	Amendment No. 4 to Amended and Restated Loan Agreement, dated February 8, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.
10.4	Amendment No. 5 to Amended and Restated Loan Agreement, dated June 23, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.
10.5	Amendment No. 6 to Amended and Restated Loan Agreement, dated July 29, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.
10.6	Amendment No. 7 to Amended and Restated Loan Agreement, dated September 26, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

48

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2022	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

49