Form 10-K
period 2022-12-31
LITHIA MOTORS INC
filed 2023-02-24
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $7,896,163,000 computed by reference to the last sales price ($286.66) as reported by the New York Stock Exchange for the Registrant’s common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2022). As of February 24, 2023, there were 27,338,411 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2023 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2022 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Forward-Looking Statements
Certain statements in this Annual Report, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-K include, among others, statements regarding:

•Future market conditions, including anticipated car and other sales levels and the supply of inventory
•Our business strategy and plans, including our achieving our 2025 Plan and related targets
•The growth, expansion and success of our network, including our finding accretive acquisitions and acquiring additional stores
•Annualized revenues from acquired stores
•The growth and performance of our Driveway e-commerce home solution and Driveway Finance Corporation (“DFC”), their synergies and other impacts on our business and our ability to meet Driveway and DFC-related targets
•Our capital allocations and uses and levels of capital expenditures in the future
•Expected operating results, such as improved store performance, continued improvement of selling, general and administrative expenses (“SG&A”) as a percentage of gross profit and any projections
•Our anticipated financial condition and liquidity, including from our cash and the future availability of our credit facilities, unfinanced real estate and other financing sources
•Our continuing to purchase shares under our share repurchase program
•Our compliance with financial and restrictive covenants in our credit facilities and other debt agreements
•Our programs and initiatives for employee recruitment, training, and retention
•Our strategies for customer retention, growth, market position, financial results and risk management

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

Business Overview
Lithia Motors, Inc. is the premier automotive retailer in North America, offering a wide selection of vehicles across global carmakers and providing a full suite of financing, leasing, repair, and maintenance options. Purchasing and owning a vehicle is easy and hassle-free with convenient solutions offered through our comprehensive network of locations, e-commerce platforms, and captive finance division. We deliver profitable growth through the consolidation of the largest retail sector in North America, modernizing the retail experience to be wherever, whenever and however our consumers desire. As of December 31, 2022, we operated 296 locations representing 48 brands in two countries, across 28 U.S. states and 3 Canadian provinces. The majority of our revenues are generated within the United States and the majority of our property and equipment is located within the United States.

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

Business Strategy
We seek to provide customers choice with a seamless, blended online and physical retail experience, broad selection and access to specialized expertise and knowledge. Our comprehensive network enables us to provide convenient touch points for customers and provide services throughout the vehicle life cycle. We seek to increase market share and optimize profitability by focusing on the consumer experience and applying proprietary performance measurement systems fueled by data science. Our Driveway and GreenCars brands compliment our in-store experiences and provide convenient, simple, and transparent platforms that serve as our e-commerce home solutions and allow us to deliver differentiated, proprietary digital experiences. Diversifying our business with Driveway Finance Corporation (DFC), our captive auto finance division, allows us to provide financing solutions for customers and diversify our business model with an adjacent product.

Our long-term strategy to create value for our customers, employees and shareholders includes the following elements:

Driving operational excellence, innovation and diversification
LAD builds magnetic brand loyalty in our 296 stores and with Driveway, our e-commerce home delivery experience, and GreenCars, our electric vehicle learning resource and marketplace. Operational excellence is achieved by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to improve market share, consumer loyalty, and profitability. By promoting an entrepreneurial model with our in-store experiences, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we develop high-performing teams and foster manufacturer relationships.

In response to evolving consumer preferences, we invest in modernization that supports and expands our core business. These digital strategies combine our experienced, knowledgeable workforce with our owned inventory and physical network of stores, enabling us to be agile and adapt to consumer preferences and market specific conditions. Additionally, we systematically explore transformative adjacencies, which are identified to be synergistic and complementary to our existing business such as DFC, our captive auto loan portfolio.

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

Growth through acquisition and network optimization
Our acquisition growth strategy has been successful both financially and culturally. Our disciplined approach focuses on acquiring new vehicle franchises, which operate in markets ranging from mid-sized regional markets to metropolitan markets. Acquisition of these businesses increases our proximity to consumers throughout North America. While we target annual after tax return of more than 15% for our acquisitions, we have averaged over a 25% return by the third year of ownership due to a disciplined approach focusing on accretive, cash flow positive targets at reasonable valuations. In addition to being financially accretive, acquisitions aim to drive network growth that improves our ability to serve customers through vast selection, greater density and access to customers and ability to leverage national branding and advertising.

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

During 2022, we acquired 31 stores, opened one store, and divested thirteen stores. We invested $1.1 billion, net of floor plan debt, to acquire these stores and we anticipate these acquisitions to add nearly $3.5 billion in annualized revenues.

We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. We believe our disciplined approach provides us with attractive acquisition opportunities and expanded coast-to-coast coverage.

Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology and adjacencies that expand and diversify our business model. Our free cash flow deployment strategy targets an allocation of 65% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 10% in shareholder return in the form of dividends and share repurchases. During 2022, we utilized $303.1 million for capital expenditures investing in our existing business and paid $45.2 million in dividends. As of December 31, 2022, we had available liquidity of $1.6 billion, which was comprised of $168.1 million in cash and $1.4 billion availability on our credit facilities. In addition, our unfinanced real estate could provide additional liquidity of approximately $0.5 billion.

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

With a vast selection represented by the nation’s largest vehicle inventory for sale online, we employ search engine optimization, search engine marketing, online display, re-targeting, social advertising, traditional media and direct marketing to reach consumers. Most consumers begin their shopping, buying or selling activity on our store websites, Driveway, and GreenCars. These 300+ online channels provide customers with simple, transparent ways to manage their vehicle ownership including: search new and used inventories, view current pricing, apply incentives and offers, calculate payments for purchase or lease, apply for financing, buy online, sell their vehicle, schedule service appointments, schedule vehicle pick-up and delivery, and provide us feedback about their experience. During 2022, our unique visitors increased over 80% on a same store basis.

Total advertising expense, net of manufacturer credits, was $253.6 million in 2022, $162.2 million in 2021 and $97.4 million in 2020. In 2022, we spent 83% on digital, social, listings and owner communications, while 17% was spent on traditional media. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing and wide selection. We expect the portion of spending in digital channels to continue to increase as traditional media evolves to online consumption models.

Our manufacturer partners influence a significant portion of our advertising expense. Certain advertising and marketing expenditures are offset by manufacturer cooperative programs, which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $46.3 million in 2022, $35.6 million in 2021 and $23.9 million in 2020.

Franchise Agreements
Each of our stores operates under a separate franchise agreement with the manufacturer of the new vehicle brand it sells.

Typical vehicle franchise agreements specify the locations within a designated market area at which the store may sell vehicles and related products and perform approved services. The designation of the market areas and the allocation of new vehicles among stores are at the discretion of the manufacturer. Franchise agreements do not, however, guarantee exclusivity within a specified territory.

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

Competition
The retail automotive business is highly competitive. Currently, there are more than 16,500 new vehicle franchise dealers in the United States, many of which are independent stores managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly- and privately-held and other used-only automotive retailers such as CarMax, Carvana, Shift and Vroom.

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

Our financing activities with customers are subject to numerous federal, state and local laws and regulations. In recent years, there has been an increase in activity related to oversight of consumer lending by the Consumer Financial Protection Bureau (CFPB), which has broad regulatory powers. The CFPB has supervisory authority over large non-bank auto finance companies, including DFC. The CFPB can use this authority to conduct supervisory examinations to ensure compliance with various federal consumer protection laws. The CFPB does not have direct authority over automotive dealers; however, its regulation of larger automotive finance companies and other financial institutions could affect our financing activities. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities. These claims may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

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

As of December 31, 2022, we employed approximately 21,875 persons on a full-time equivalent basis in our North American network of 296 retail locations. Our total workforce was comprised of approximately 22% female employees and approximately 49% of minorities. Our management consisted of approximately 24% females and approximately 23% minorities in leadership positions. In both 2022 and 2021, approximately 96% of our workforce earned above minimum wage.

Some examples of our key programs and initiatives that are focused on attracting, retaining and developing our high performing workforce include:

•AMP programs (Accelerate My Potential), which began in 2016, were initially designed with a focus on developing General Manager succession. Since 2021, the programs have extended beyond General Manager succession and now focus on developing and better positioning high performers for multiple future leadership roles including Director, Group and Regional Vice President as well as General Manager.
•DART (Data Analyst Rotational Training) started in 2020 as a rotational program designed to build data-minded, customer centric, proactive leaders who push the organization to be the best it can be for our customers. The program gives on-the-job exposure to various departments through rotations, while providing supplemental training necessary to accelerate individual contributors into leadership roles all while finding their best fit within the company.
•Lithia Women Lead, which began in 2015, provides an avenue for women in the organization to connect, learn and develop. The program includes events throughout the year that provide women in the organization the opportunity to network, act as role models and inspire one another’s growth.
•Culture Council, which began in 2021, is designed to promote diversity, equity and inclusion (DEI) in our workforce by identifying areas to improve, raising awareness, and integrating DEI elements into how we operate, train and develop our teams. The Culture Council is comprised of a diverse group of executive level and non-executive level members, working together with the common goal of ensuring our employees reflect the diversity of our customers, reinforcing our mission and culture and enhancing employee engagement.
•Learning & Development is aimed to promote employee professional development through various programs including curated content paths in our Learning Center, targeted LinkedIn Learning curriculums, tuition reimbursement programs covering up to 75% of an employee’s undergraduate or graduate tuition costs and Master Automotive Service Excellence (ASE) training and certification and Original Equipment Manufacturer (OEM) training for our technicians.

We also continue to invest in and expand the roles and capabilities of our workforce to drive the development and support of our e-commerce and digital technology capabilities. We believe there is a competitive advantage to integrating and developing individuals with these skill sets, and they are an integral part of supporting our five-year growth plan and launch of Driveway. As our business evolves, we will remain focused on having human capital capabilities, systems and processes in place to support and align with our strategy.

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

Our business is heavily dependent on consumer demand and preferences. A downturn in overall levels of consumer spending may materially and adversely affect our revenues and gross profit margins. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Additionally, other economic factors, such as rising and sustained periods of high crude oil and fuel prices, may impact consumer demand and preferences. As we operate internationally, including across 28 U.S. states and three Canadian Provinces, changes in and the severity of economic conditions may vary by market. Economic conditions may be anemic for an extended period of time, or deteriorate in the future. This would have a material adverse effect on our retail business, particularly sales of new and used vehicles.

The United States economy has recently experienced heightened inflationary pressures, impacting the costs of labor, fuel and other costs. Additionally, an increase in interest rates could significantly impact new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. In an inflationary environment, depending on automotive industry and other economic conditions, we may be unable to raise prices to keep up with the rate of inflation, which would reduce our profit margins. A period of sustained inflationary and interest rate pressures could impact our profitability.

Approximately 13.9 million, 15.1 million, and 14.6 million new vehicles were sold in the United States in 2022, 2021, and 2020, respectively. Certain industry analysts have predicted that new vehicle sales will be approximately 14 million for 2023. If new vehicle production exceeds the rate at which new vehicles are sold, our gross profit per vehicle could be adversely affected by this excess and any resulting changes in manufacturer incentive and marketing programs. See the risk factor “If manufacturers or distributors discontinue or change sales incentives, warranties and other promotional programs, our business, results of operations, financial condition and cash flows may be materially adversely affected” below. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and repair and maintenance services, and automotive finance and insurance products.

Natural disasters, adverse weather conditions, and public health emergencies can disrupt our business.

Our dealerships are in states and regions in the United States and Canada in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides, wind and/or hail storms) or other extraordinary events have in the past, and may in the future, disrupt our dealership operations and impair the value of our dealership property. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. The exposure on any single claim under our property and casualty insurance, medical insurance and workers’ compensation insurance varies based upon type of coverage. Our maximum exposure on any single claim is $5.5 million, subject to certain aggregate limit thresholds. Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks may be insured under various contracts with third-party insurance carriers. As of December 31, 2022, we had total reserve amounts associated with these programs of $67.4 million.

The occurrence of regional epidemics or a global pandemic such as COVID-19 may adversely impact our business, results of operations, financial condition and cash flows. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability.

The automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather events, or public health emergencies may affect the flow of inventory or parts to us or our manufacturing partners. Such disruptions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Increasing competition among automotive retailers reduces our profit margins on vehicle sales and related businesses. Further, the use of the Internet in the car purchasing process could materially adversely affect us.

Vehicle retailing is a highly competitive business. Our competitors include publicly and privately-owned dealerships, of which certain competitors are larger and have greater financial and marketing resources than we have. Many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to the volume of purchases or otherwise.

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

The automotive industry is predicted to experience rapid change in the years to come, including continued increases in ride-sharing services, advances in electric vehicle production and driverless technology. Ride-sharing services such as Uber and Lyft provide consumers with mobility options outside of the traditional car ownership and lease alternatives. Certain manufacturers and states have declared commitments to various electric vehicle and zero emissions goals, such as the state of California’s executive order to require all new cars and passenger trucks sold in the state to be zero-emission vehicles by 2035. The overall impact of these options on the automotive industry is uncertain, and may include lower levels of new vehicle sales or sales through channels that do not include us.

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

The vehicle retailing industry is experiencing significant changes as the expectations and behaviors of customers are shifting, and e-commerce and digital technology have become a more significant part of the sales process. We have made and may continue to make significant investments to drive the development of and support of e-commerce and digital technology capabilities, including the launch of Driveway, our e-commerce home solution, and DFC, our in-house consumer financing business. Changes or additions to our offerings may not attract or engage our customers or prove sufficiently profitable, and may reduce confidence in our brands, expose us to increased market or legal risks, subject us to new laws and regulations, or otherwise harm our business.

Customers may prefer other channels for vehicle sales and related finance and insurance services, because they may offer different or superior platforms, or because customers find those platforms easier to use, faster, or more cost effective than our services. We may not successfully anticipate or keep pace with industry changes, and we have and may continue to invest considerable financial resources, personnel, or other resources to pursue strategies that do not ultimately prove effective. A failure to capture the anticipated benefits of such investments could harm our results of operations and financial condition.

A decline of affordable and available vehicle financing may adversely affect our vehicle sales.

A significant portion of buyers finance their vehicle purchases. The primary finance sources our customers use in connection with the purchase of a new or used vehicle are manufacturer captive finance companies, DFC, and sub-prime lenders. These consumer vehicle financing sources rely to a certain extent on financing markets and sources to provide the capital necessary to support their financing programs. In addition, these financing sources, including DFC, will occasionally change their loan underwriting criteria to alter the risk profile of their loan portfolio. In the event that the cost to customers to finance vehicles becomes more expensive, due to increases in interest rates by the financing sources or their sources of capital, lenders tighten their credit standards, or available vehicle financing declines, consumers may be unable or less willing to purchase vehicles, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Adverse conditions affecting one or more key manufacturers may negatively affect our business, results of operations, financial condition and cash flows.

We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. Any event that adversely affects a manufacturer’s ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles, leading to lower sales in our stores during those periods than would otherwise occur. For example, the shortage of chip supply and labor disruptions in 2021 and 2022 have caused a significant constraint in the supply of new cars resulting in reduced volumes and increased gross profit margins on retail vehicle sales. As new vehicle availability improves, volumes may improve; however, gross profit margins may be impacted. We depend on our manufacturers to deliver high-quality, defect-free vehicles. If a manufacturer experiences quality issues, our sales and financial performance may be adversely impacted. In addition, the discontinuance of a particular brand that is profitable to us could negatively impact our revenues and profitability.
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

Many new manufacturers are entering the automotive industry. New companies have raised capital to produce fully electric vehicles or to license battery technology to existing manufacturers. Tesla and Rivian have demonstrated the ability to successfully introduce electric vehicles to the marketplace. Foreign manufacturers from China and India are producing significant volumes of new vehicles and are entering the United States and selecting partners to distribute their products. Because the automotive market in the United States is mature and the overall level of new vehicle sales may not increase in the coming years, the success of new competitors will likely be at the expense of other, established brands. This could have a material adverse impact on our success in the future.

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

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. For the year ended December 31, 2022, approximately 20% of our service, body and parts revenue was for work covered by manufacturer warranties or manufacturer-sponsored maintenance services. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our service, body and parts sales volume could be adversely affected.

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

We have granted a security interest in a substantial portion of our assets to certain of our lenders and other secured parties, including those under our $3.8 billion syndicated credit facility and $1.1 billion CAD Canadian syndicated credit facility. If we default on our obligations under those agreements, the secured parties may be able to foreclose upon their security interests and otherwise be entitled to obtain or control those assets.

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

In addition, the lenders’ obligations to make loans or other credit accommodations under certain credit agreements is subject to the satisfaction of certain conditions precedent including, for example, the satisfaction of financial covenants and conditions and that our representations and warranties in the agreement are true and correct in all material respects as of the date of the proposed credit extension. If any of the conditions precedent are not satisfied, we may not be able to request new loans or other credit accommodations under those credit facilities, which could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

Our floor plan notes payable, credit facilities and a portion of our real estate debt are subject to variable interest rates. As of December 31, 2022, 65% of our total debt was variable rate. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows. We may use interest rate derivatives to hedge a portion of our variable rate debt, when appropriate, based upon market conditions. See Note 11 – Derivative Financial Instruments, related to current hedge activity.

We may not be able to satisfy our debt obligations upon the occurrence of a change in control under our debt instruments.

Upon the occurrence of a change in control as defined in our credit agreement, the agent under the credit agreement will have the right to declare all outstanding obligations immediately due and payable and to terminate the availability of future advances to us. Upon the occurrence of a change in control, as defined in the indentures governing our senior notes, the holders of our senior notes will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under the credit agreement in the event of a change in control or fundamental change. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our common stock holders. A “change in control” as defined in our credit agreement includes, among other events, the acquisition by any person, or two or more persons acting in concert, in either case other than Lithia Holdings Company, L.L.C., Sid DeBoer or Bryan DeBoer, of beneficial ownership (within the meaning of Rule 13d-3 of the SEC under the Securities Exchange Act of 1934) of 35% or more of the outstanding shares of our voting stock on a fully diluted basis.

We may experience greater credit losses in DFC’s portfolio of auto loan and lease receivables than anticipated.

Customers who finance a vehicle purchase or lease a vehicle through a DFC auto loan or lease may be unable to repay the loans based on the original terms and that the fair value of the vehicles used as collateral against the loans may not be sufficient to ensure full repayment. Credit and residual value losses are an inherent risk of our auto loan and lease portfolio and could result in a material adverse effect on our results of operations.

We estimate an allowance for loan losses based on a variety of assumptions about DFC’s portfolio of auto loan receivables and lease receivables. Although management prepares an estimate it believes appropriate based on available information, this allowance may not be a sufficient reserve for loan and lease losses. For example, sudden economic changes such as an economic downturn or a change in consumer spending may result in additional losses incurred that we did not estimate in our original allowance. Losses in excess of our allowance for losses could have a material adverse effect on our business and results of operations.

The growth and success of our DFC business is dependent upon obtaining sufficient capital to grow our auto loan portfolio.

Changes in the availability or cost of financing to support our auto loan portfolio under DFC could adversely affect our results of operations. Our auto loan portfolio is funded through a combination of free cash flows from operations and securitized funding, including asset-backed securitization. Changes in the condition of the asset backed securitization market may result in increased costs to access funds in the market or require us to explore new financing options to fund new auto loans. In the event that there is no alternative financing available, we may be forced to pause our auto loan financing business for a period of time. The impact of reducing or pausing our auto loan financing business could result in a material adverse effect on our results of operations.

Risks associated with our international operations may negatively affect our business, results of operations and financial condition.

We operate dealerships in the United States and Canada. While our operations outside of the United States currently represent a small portion of our revenue, we anticipate that our international operations will expand. We face regulatory, operational, political and economic risks and uncertainties with respect to our international operations that may be different from those in the United States. These risks may include, but are not limited to, the following:

•fluctuations in foreign currency translations within our financial statements driven by exchange rate volatility;
•inability to obtain or preserve franchise rights in the foreign countries in which we operate;
•compliance with changing laws and regulations;
•compliance with United States Foreign Corrupt Practices Act and other anti-corruption laws;
•wage inflation;

•treatment of revenue from international sources and changes to tax rules, including being subject to foreign tax laws;
•difficulties in managing foreign operations and dealing with different customs, practices and local regulations with which we are less familiar;
•large uncertainties, timing delays and expenses associated with tariffs, labor matters, import or export licenses and other trade barriers; and
•changes in a country’s economic or political conditions, including inflation, recession and interest rate fluctuations, and exposure to regional or global public health issues, pandemics, or epidemics, such as the outbreak of the COVID-19 pandemic.

Technology and Cybersecurity Risks

Changes to the retail delivery model and increased e-commerce and omni-channel competition could adversely affect our business, results of operations, financial condition and cash flows.

The automotive industry is beginning to experience change and disruption in the retail delivery model, including growing competition in the used vehicle market from companies with a primarily online e-commerce business model. Competition in this market includes companies such as CarMax, Carvana, Vroom and Shift. In addition, larger traditional automotive retailers are transforming their models to support omni-channel retail experiences, providing consumers with vehicle purchasing experiences outside of the traditional brick and mortar automotive dealership model.

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

Aspects of our operations are subject to privacy, data use and data security regulations, which impact the way we use and handle data. In addition, regulators are proposing and adopting new laws or regulations that could require us to adopt certain cybersecurity and data handling practices. The changing privacy laws (e.g. California Consumer Privacy Act) create new individual privacy rights and impose increased obligations on companies handling personal data. Additionally, our expansion into Canada subjects us to additional privacy and security regulations which also impact the way we handle and secure data across borders.

We collect, process, and retain personally identifiable information regarding customers, associates and vendors in the normal course of our business. Our internal and third-party systems have been and may in the future be subject to cyber-attacks, viruses, malicious software, break-ins, theft, computer hacking, phishing, employee error, or malfeasance or other security breaches or loss of service. We invest in commercially reasonable security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties or other means.

Regulatory Risks

Our dealerships and our new vehicle sales model may not be protected if state dealer laws are repealed or weakened, a manufacturer becomes bankrupt or there is a shift to other sales models.

State and provincial dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Certain United States state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. If dealer laws are repealed in the states where we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. In Canada, although laws differ by province, provincial law generally provides that both a manufacturer and dealer each has a common law and statutory duty of good faith and fair dealing in performance and enforcement of any franchise agreement. Disputes are generally handled through the National Automobile Dealer Arbitration Program (NADAP). If a manufacturer wished to terminate a franchise, there is no guaranty that we would win such a dispute. Without the protection of state and provincial dealer laws, it may also be more difficult to renew our franchise agreements upon expiration or on terms acceptable to us.

As evidenced by the bankruptcy proceedings of both Chrysler and GM in 2009, state dealer laws do not afford continued protection from manufacturer terminations or non-renewal of franchise agreements. No assurances can be given that a manufacturer will not seek protection under bankruptcy laws, or that, in this event, they will not seek to terminate franchise rights held by us.

In addition, state dealer laws restrict the ability of vehicle manufacturers to directly enter the retail market. Manufacturer lobbying efforts and lawsuits may lead to the repeal or revision of these laws. For example, Tesla has received a favorable ruling in certain states allowing direct to consumer sales and service. In addition, many states have recently passed or are introducing legislation to permit direct to consumer auto sales in certain circumstances, allowing additional electric vehicle manufacturers such as Rivian to enter the market. If manufacturers obtain the ability to directly retail vehicles in our markets, such competition could negatively impact our sales and have a material adverse effect on our business, results of operations, financial condition and cash flows.

Certain manufacturers are moving to an agency model in other countries, whereby the consumer places an order directly with the manufacturer and names a preferred delivery dealer. The agency model is being used by manufacturers such as Volkswagen in Germany for all EVs and Mercedes-Benz in the U.K. and other European regions. If the agency model or another new model is implemented in the countries and regions in which we operate for the sale of electric or other vehicles, it could negatively affect our revenues, results of operations and financial condition.

Import product restrictions, currency valuations, and foreign trade risks may impair our ability to sell foreign vehicles or parts profitably.

A significant portion of the vehicles we sell are manufactured outside of the United States, and all of the vehicles we sell include parts manufactured outside of the United States. As a result, our operations are subject to customary risks of importing merchandise, including currency fluctuation, import duties, exchange rates, trade restrictions, work stoppages, transportation costs, natural or man-made disasters, and general political and socioeconomic conditions in other countries. The United States or the countries from which our products are imported, may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. Changes in United States trade policies, including the United States-Mexico-Canada Agreement or policies intended to penalize foreign manufacturing or imports, and policies of foreign countries in reaction to those changes, could increase the prices we pay for some of the new vehicles and parts we sell. Any changes that increase the costs of vehicles and parts generally, to the extent passed on to customers, could negatively affect customer demand and our revenues and profitability. If not passed on to our customers, any cost increases will adversely affect our profitability. Any cost increase that disproportionately applies to manufacturers that sell to us could adversely affect our business compared to other vehicle retailers.

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

The United States and Canadian vehicle industry is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. Accordingly, a principal component of our growth strategy is to make dealership acquisitions in our existing markets and in new geographic markets. Restrictions by our manufacturers and limitations on our access to capital resources may directly or indirectly limit our ability to acquire additional dealerships. In addition, increased competition for acquisitions, including from other national, regional and local dealership groups, and other strategic and financial buyers, some of which may have greater financial resources than us, could result in fewer acquisition opportunities for us and higher acquisition prices in the future.

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

Item 2. Properties

Our stores and other facilities consist primarily of vehicle showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, vehicle storage lots, parking lots and offices in two countries, across 28 U.S states and three Canadian provinces in the locations shown in the map under the Overview section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own our corporate headquarters in Medford, Oregon, and numerous other properties used in our operations. Certain of our owned properties are mortgaged or secured as part of commitments on our various real estate credit facilities. As of December 31, 2022, we had outstanding mortgage debt of $580.1 million, and no amounts outstanding on our real estate credit facilities. We also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant facilities and undeveloped land for future expansion.

Our corporate headquarters is LEED certified and incorporates roof-mounted solar panels to offset energy usage. Two of our stores are also LEED certified, and we have completed solar projects at a number of others. We engage in a comprehensive feasibility analysis for solar opportunities for potential integration. Our stores also integrate energy-saving practices and materials. This includes practices such as recycling used tires, used engine oil and used oil filters; the use of waste oil heaters and carwash reclaim systems; using biodegradable products in our detail services and interior and exterior LED lighting. We have engaged a nationwide electric vehicle (EV) charging network to meet the changing needs of our brands, while also looking ahead toward opportunities to support the public’s vehicle electrification needs, promoting the increasing number of EVs on the road and thereby reducing emissions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol LAD. The number of shareholders of record and approximate number of beneficial holders of common stock as of February 24, 2023 was 448 and 93,246, respectively.

Repurchases of Equity Securities
We made the following repurchases of our common stock during the fourth quarter of 2022:

For the full calendar month of	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands) (1)
October	174,657	$198.54	174,657	$51,368
November	44	198.15	—	501,368
December	—	—	—	501,368
Total	174,701	198.49	174,657	501,368
(1)On November 1, 2022, our Board of Directors approved an additional $450 million repurchase authorization of our common stock. This new authorization is in addition to the amount previously authorized by the Board for repurchase. There is no expiration date for this share repurchase authorization.
(2)44 shares repurchased in the fourth quarter of 2022 were related to tax withholdings on the vesting of RSUs.

Stock Performance Graph
The stock performance graph and table that follow compare the cumulative total stockholder return on Lithia Motors, Inc.’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500 Index), and an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive, Asbury Automotive Group, and CarMax for the five years ended December 31, 2022. The peer group indexes utilize the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the S&P 500 Index. All companies in the peer group indexes are weighted in accordance with their market capitalizations.(1)

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2022
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2017
2018
2019
2020
2021
2022
Lithia Motors, Inc.
S&P 500 Index - Total Return
Auto Peer Group

	Base Period	Indexed Returns for the Year Ended
Company/Index	2017	2018	2019	2020	2021	2022
Lithia Motors, Inc.	$100.00	$68.03	$132.36	$265.77	$270.67	$187.74
S&P 500 Index - Total Return	100.00	95.62	125.72	148.85	191.58	156.88
Auto Peer Group	100.00	88.62	127.86	152.48	226.73	172.15
(1)The graph and table assume that $100 was invested on the last day of trading for the calendar year ended December 31, 2017 in Lithia Motors, Inc’s common stock, the S&P 500 Index, and peer group indexes, and that all dividends were reinvested.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. Business, Item 1A. Risk Factors, and our Consolidated Financial Statements and Notes thereto.

Overview
We are one of the largest automotive retailers in the United States and were ranked #158 on the Fortune 500 in 2022. As of February 24, 2023, we offered 48 brands of new vehicles and all brands of used vehicles in 296 stores in North America and online at over 300 websites. We offer a wide range of products and services including new and used vehicles, finance and insurance products and vehicle repair and maintenance.

North-central
Region 3
47 Locations
Canada
Region 1
14 Locations
Northwest
Region 1
69 Locations
Southwest
Region 2
66 Locations
Northeast
Region 5
43 Locations
Southeast
Region 6
25 Locations
South-central
Region 4
32 Locations
90% Reach, 100-mile Density
90% Reach, 200-mile Density
90% Reach, 300-mile Density

2022 Region Revenue Mix
Northwest, 17%
Canada, 4%
Southeast, 9%
Southwest, 29%
Northeast, 15%
South Central, 11%
North Central, 14%

Financial Performance

We experienced growth of revenue and gross profit in all major business lines in 2022 compared to 2021, primarily driven by increases in volume related to acquisitions, complimented by organic growth in used vehicles, finance and insurance and service, body and parts sales. On a same store basis, new and used vehicle retail revenues and gross profits experienced growth primarily driven by increases in average selling prices per retail unit.
Liquidity
As of December 31, 2022, we had available liquidity of $1.6 billion, which was comprised of $168.1 million in cash and $1.4 billion availability on our credit facilities and unfloored new vehicle inventory. In addition, our unfinanced real estate could provide additional liquidity of approximately $0.5 billion. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

Segments
In the fourth quarter of 2022, we reevaluated our reporting segments based on our development and long-term strategy. The Company has experienced rapid growth in size as well as new expansion into synergistic business lines, transforming the way the business is managed. Considering the Company’s growth, evolution of its business model, and change in Company structure during 2022, management reevaluated its reporting segments and determined the operating segments (and reportable segments) as of December 31, 2022 are Vehicle Operations and Financing Operations. Based on this evaluation, we reclassified Financing Operations Income for the comparative periods from the “Corporate and Other” category to conform to current year presentation and consolidated our Domestic, Import, and Luxury segments into a new Vehicle Operations segment.

Vehicle Operations and Other Non-Reportable Segments

	Year Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions, except per vehicle data)	2022	2021	Change	%	2020	Change	%
Revenues
New vehicle retail	$12,894.5	$11,197.7	$1,696.8	15.2%	$6,773.9	$4,423.8	65.3%
Used vehicle retail	9,425.0	7,255.3	2,169.7	29.9	3,998.4	3,256.9	81.5
Finance and insurance	1,285.4	1,051.3	234.1	22.3	579.8	471.5	81.3
Service, body and parts	2,738.8	2,110.9	627.9	29.7	1,348.7	762.2	56.5
Total revenues	28,187.8	22,831.7	5,356.1	23.5	13,126.5	9,705.2	73.9

Gross profit
New vehicle retail	$1,579.7	$1,218.5	$361.2	29.6%	$461.0	$757.5	164.3%
Used vehicle retail	825.4	826.7	(1.3)	(0.2)	446.0	380.7	85.4
Finance and insurance	1,285.4	1,051.3	234.1	22.3	579.8	471.5	81.3
Service, body and parts	1,463.1	1,110.5	352.6	31.8	716.8	393.7	54.9
Total gross profit	5,152.4	4,259.0	893.4	21.0	2,224.3	2,034.7	91.5

Gross profit margins
New vehicle retail	12.3%	10.9%	140 bp		6.8%	410 bp
Used vehicle retail	8.8	11.4	-260 bp		11.2	20 bp
Finance and insurance	100.0	100.0	— bp		100.0	— bp
Service, body and parts	53.4	52.6	80 bp		53.1	-50 bp
Total gross profit margin	18.3	18.7	-40 bp		17.0	170 bp

Retail units sold
New vehicle retail	271,596	260,738	10,858	4.2%	171,168	89,570	52.3%
Used vehicle retail	311,764	275,495	36,269	13.2	183,230	92,265	50.4

Average selling price per retail unit
New vehicle retail	$47,477	$42,946	$4,531	10.6%	$39,575	$3,371	8.5%
Used vehicle retail	30,231	26,336	3,895	14.8	21,822	4,514	20.7

Average gross profit per retail unit
New vehicle retail	$5,816	$4,673	$1,143	24.5%	$2,693	$1,980	73.5%
Used vehicle retail	2,648	3,001	(353)	(11.8)	2,434	567	23.3
Finance and insurance	2,203	1,961	242	12.3	1,636	325	19.9
Total vehicle (1)	6,300	5,855	445	7.6	4,226	1,629	38.5
(1)Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations. Therefore, we have integrated same store measures into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in November 2021 would be included in same store operating data beginning in December 2022, after its first complete comparable month of operations. The fourth quarter operating results for the same store comparisons would include results for that store in only the period of December for both comparable periods.

	Year Ended December 31,
			2022 vs. 2021				2021 vs. 2020
($ in millions, except per vehicle data)	2022	2021	Change	%	2021	2020	Change	%
Revenues
New vehicle retail	$10,129.1	$10,729.8	$(600.7)	(5.6)%	$7,159.1	$6,282.4	$876.7	14.0%
Used vehicle retail	7,886.6	6,997.9	888.7	12.7	5,246.8	3,735.3	1,511.5	40.5
Finance and insurance	1,027.2	1,010.7	16.5	1.6	697.3	540.5	156.8	29.0
Service, body and parts	2,232.9	2,032.9	200.0	9.8	1,403.6	1,260.2	143.4	11.4
Total revenues	22,649.1	21,941.2	707.9	3.2	15,216.9	12,216.2	3,000.7	24.6

Gross profit
New vehicle retail	$1,231.4	$1,175.9	$55.5	4.7%	$781.2	$430.7	$350.5	81.4%
Used vehicle retail	674.7	798.0	(123.3)	(15.5)	618.1	421.2	196.9	46.7
Finance and insurance	1,027.2	1,010.7	16.5	1.6	697.3	540.5	156.8	29.0
Service, body and parts	1,205.3	1,069.9	135.4	12.7	756.3	669.2	87.1	13.0
Total gross profit	4,125.2	4,105.4	19.8	0.5	2,879.6	2,082.0	797.6	38.3

Gross profit margins
New vehicle retail	12.2%	11.0%	120 bp		10.9%	6.9%	400 bp
Used vehicle retail	8.6	11.4	-280 bp		11.8	11.3	50 bp
Finance and insurance	100.0	100.0	— bp		100.0	100.0	— bp
Service, body and parts	54.0	52.6	140 bp		53.9	53.1	80 bp
Total gross profit margin	18.2	18.7	-50 bp		18.9	17.0	190 bp

Retail units sold
New vehicle retail	210,558	248,821	(38,263)	(15.4)%	163,680	157,933	5,747	3.6%
Used vehicle retail	261,857	264,305	(2,448)	(0.9)	198,121	169,953	28,168	16.6

Average selling price per retail unit
New vehicle retail	$48,106	$43,123	$4,983	11.6%	$43,738	$39,779	$3,959	10.0%
Used vehicle retail	30,118	26,477	3,641	13.8	26,483	21,978	4,505	20.5

Average gross profit per retail unit
New vehicle retail	$5,848	$4,726	$1,122	23.7%	$4,773	$2,727	$2,046	75.0%
Used vehicle retail	2,576	3,019	(443)	(14.7)	3,120	2,479	641	25.9
Finance and insurance	2,174	1,970	204	10.4	1,927	1,648	279	16.9
Total vehicle (1)	6,159	5,900	259	4.4	5,854	4,280	1,574	36.8
(1)Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail

New Vehicles
Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, providing used vehicle inventory through trade-ins, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work.
2022 vs. 2021
New vehicle revenue and gross profit grew 15.2% and 29.6%, respectively. This improvement resulted from an increase in average selling prices and unit sales due to our accelerated growth through strategic acquisitions.

Same store new vehicle revenue was primarily impacted by a 15.4% decline in unit volume, partially offset by an increase in average selling prices of 11.6%. As the national new vehicle market plateaus, our stores focus on improving gross profit per new vehicle sold. On a same store basis, gross profit per new vehicle increased 23.7%. Our recently acquired stores are also focused on improving gross profit per new vehicle as total company gross profit per unit increased 24.5%.

Market demand remained high throughout 2022, with inventory levels recovering in the second half of 2022 from prior year shortages of available new vehicles for sale, resulting from certain component shortages in the manufacturers’ supply chains. This imbalance continued to result in higher than normal average selling prices and gross profits per unit. Supply improvements have varied by manufacturer, and are expected to continue to improve in 2023.

2021 vs. 2020
New vehicle revenues and gross profit grew 65.3% and 164.3%, respectively. These improvements resulted from our accelerated growth through strategic acquisitions and strong recovery from the impact of the COVID-19 pandemic, driving new vehicle unit sales up 52.3%.

The increase in same store new vehicle revenues was driven by an increase in unit volume of 3.6% and an increase in average selling prices of 10.0%. On a same store basis, gross profit per new vehicle increased 75.0%.

Used Vehicles
Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s), access additional used vehicle inventory through trade-ins and increase sales from finance and insurance products and parts and service.

Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (CPO) vehicles; core vehicles, which are late-model vehicles with lower mileage; and value autos, which are vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO vehicles to vehicles over ten years old. During 2022, our stores sold an average of 91 used vehicles per store per month. This compares to 92 used vehicles per store per month in 2021 and 78 in 2020. Used vehicle operations are generally an opportunity area for recently acquired and opened locations. As we acquired 32 and 78 locations in 2022 and 2021, respectively, this decrease in 2022 was due to the volume of stores recently acquired still being integrated into our existing operational strategies.

Used vehicle demand remains high, due in part to the lower levels of new vehicle inventory available for sale. This demand resulted in higher than normal average selling prices in 2022.
2022 vs. 2021
Used vehicle revenues increased 29.9%, due to a combination of increased volume from acquisitions and organic growth in all categories of used vehicle sales at our seasoned stores. Excluding the impact of acquisitions, on a same store basis, used vehicle revenues increased 12.7%, due to a 13.8% increase in average selling price per retail unit, partially offset by a 0.9% decrease in unit volume. The revenue increase in 2022 was driven by an increase in our core vehicles of 15.8% and supported by increases in value auto and CPO vehicle categories of 10.8% and 6.1%, respectively. The increase in our core vehicle category includes a 0.2% increase in volume, complimented by a 15.6% increase in average selling price per vehicle.

Used vehicle gross profits decreased 0.2%, due to an 11.8% decrease in average gross profit per unit. On a same store basis, used vehicle gross profit decreased 15.5%, led by a decrease in our core vehicles of 22.3% with additional declines in our value autos and CPO vehicle categories of 5.3% and 8.2%, respectively. The decrease in our core vehicle category was driven by a decrease in gross profit per unit, while unit volume remained relatively flat. Gross profit per unit in our core vehicle category, which accounted for 61.5% of our used vehicle unit sales, decreased 22.4% to $2,124. The decrease in same store gross profit in our value auto category was driven by a 7.4% decrease in gross profit per unit to $2,732. Our CPO category experienced a decrease in unit sales of 6.7% and a decrease in gross profit per unit of 1.6% to $3,808.

2021 vs. 2020
Used vehicle revenues increased 81.5%, driven by a combination of increased volume from acquisitions and organic growth in all categories of used vehicle sales at our seasoned stores. Excluding the impact of acquisitions, on a same store basis, used vehicle revenues increased 40.5%, due to a 16.6% increase in unit volume and a 20.5% increase in average selling price per retail unit.

Used vehicle gross profits increased 85.4%, due to increased gross profit per unit of 23.3% and increased unit volume of 50.4%. On a same store basis, used vehicle gross profit increased 46.7%, due to an increase in average gross profit per unit of 25.9% and increased unit volume.

Third-party Finance and Insurance
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

2022 vs. 2021
Finance and insurance revenue increased 22.3%, primarily due to increased volume related to acquisitions, combined with expanded product offerings and increasing penetration rates. On a same store basis, finance and insurance revenue increased 1.6%, to $2,174 per unit, driven by a 330 basis point increase in service contract penetration rates to 53.6%.

2021 vs. 2020
Finance and insurance revenue increased 81.3%, primarily due to increased volume related to acquisitions and strong recovery from the impact of the COVID-19 pandemic. On a same store basis, finance and insurance revenue increased 29.0%, to $1,927 per unit.

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

2022 vs. 2021
Our service, body and parts revenue grew in all areas, primarily due to our strategic acquisition growth. On a same store basis, service, body and parts revenue increased 9.8%, primarily driven by an increase in customer pay of 10.3%. Performance in parts wholesale and body shop also saw increases of 18.3% and 10.8%. Same store service, body and parts gross profit increased 12.7%. Our gross margins continue to increase as our mix has shifted towards customer pay, which has higher margins than other service work.

2021 vs. 2020
Service, body and parts revenue grew in all areas, primarily due to acquisition growth and strong recovery from the impact of the COVID-19 pandemic. On a same store basis, service, body and parts revenue and gross profit increased 11.4% and 13.0%, respectively.

Financing Operations

Financing Operations offers loans and leases to consumers across the full credit spectrum for both new and used vehicles through two entities, DFC and Pfaff Leasing. DFC is a captive lender, originating loans only from stores in the United States and Driveway. Pfaff Leasing originates loans and leases from both our Canadian stores and third-party dealerships. Our stores do not exclusively finance vehicles through DFC or Pfaff Leasing, rather originations are earned on a competitive basis with other lenders. We target growing penetration to 15% of retail units by 2025.

Financing Operations provides an opportunity to capture additional profits, cash flows, and sales while managing our reliance on third-party finance sources. Management regularly analyzes Financing Operations’ results by assessing profitability, the performance of the finance receivables, including trends in credit losses and delinquencies, and expenses directly related to Financing Operations. This information is used to assess Financing Operations performance and make operating decisions, including resource allocation.

Our proprietary credit model performs a return on investment (ROI) calculation for each application, ensuring that the return obtained is appropriately balanced with the consumer’s credit risk. On a fully discounted basis, we target earnings at least three times the net finance income earned from third party lenders (finance reserve less commissions paid) over the life of the loan. Actual return of the loans may differ based on the changing risk profile of originations, economic conditions, and rates of recovery for charged off vehicles. During 2022, actions taken to adjust ROI targets in the context of the uncertain macroeconomic environment, along with the acquisition of dealerships whose brands attract relatively more credit-worthy consumers, resulted in loans and leases originated having higher weighted average credit scores and lower weighted average contract rate and front-end loan-to-values (FE LTV) than prior periods.

We typically use securitizations, warehouse facilities, and internal capital to fund loans and leases originated by our Financing Operations. Financing Operations income reflects the interest, fee, and lease income generated by DFC and Pfaff Leasing’s portfolio of auto loan and lease receivables less the interest expense associated with the debt utilized to fund the lending, a provision for estimated loan and lease losses, depreciation on vehicles leased via operating leases and directly-related expenses.

Total interest margin reflects the spread between interest, fee, and lease charges to consumers and our funding costs. Changes in the interest margin on new originations affect Financing Operations income over time. Increases in interest rates, which affect Financing Operations’ funding costs, or other competitive pressures on consumer rates, could result in compression in the interest margin on new originations. Changes in the provision for loan and lease losses as a percentage of ending managed receivables reflect the effect of changes in loss experience and economic factors on our outlook for net losses expected to occur over the remaining contractual life of the loans and leases receivable.

Financing Operations income does not include any allocation of corporate overhead costs. Although Financing Operations benefits from certain overhead expenditures, we have not allocated corporate overhead costs to Financing Operations to avoid making subjective allocation decisions. Examples of corporate overhead costs not allocated to Financing Operations include general corporate and data processing expenses.

See Note 18 – Segments for additional information on Financing Operations income and Note 5 – Finance Receivables for information on auto loans receivable, including credit quality.

Selected Financing Operations Financial Information

	Year Ended December 31,
($ in millions)	2022	% (1)	2021	% (1)	2020	% (1)
Interest margin:
Interest, fee, and lease income	$134.1	8.7	$45.9	9.2	$13.9	11.8
Interest expense	(52.2)	(3.4)	(4.8)	(1.0)	(1.5)	(1.3)
Total interest margin	$81.9	5.3	$41.1	8.2	$12.4	10.5
Provision for loan and lease losses	$(44.4)	(2.9)	$(9.4)	(1.9)	$3.0	2.5
Financing operations (loss) income	$(4.0)	(0.3)	$11.0	2.2	$6.5	5.5

Total average managed finance receivables	$1,542.6		$501.5		$117.9
(1)Percent of total average managed finance receivables.

DFC Portfolio Information(1)

	Year Ended December 31,
($ in millions)	2022	2021	2020
Loan origination information
Net loans originated	$1,933.9	$703.7	$133.1
Vehicle units financed	59,604	21,357	4,478
Total penetration rate (2)	10.2%	4.0%	1.3%
Weighted average contract rate	7.7%	8.4%	9.0%
Weighted average credit score (3)	718	674	672
Weighted average FE LTV (4)	99.4%	104.9%	104.0%
Weighted average term (in months)	73	73	72

Loan performance information
Total ending managed receivables	$2,109.4	$724.9	$174.6
Total average managed receivables	$1,417.2	$449.8	NM
Allowance for loan losses	$65.1	$22.5	$12.9
Allowance for loan losses as a percentage of ending managed receivables	3.1%	3.1%	7.4%
Net credit losses on managed receivables	42.9	7.8	8.5
Net credit losses as a percentage of total average managed receivables	3.0%	1.7%	NM
Past due accounts as a percentage of ending managed receivables (5)	5.4%	4.9%	2.3%
Average recovery rate (6)	59.3%	74.9%
(1)Excludes Pfaff Leasing Portfolio
(2)Units financed as a percentage of total new and used vehicle retail units sold.
(3)The credit scores represent FICO scores and reflect only receivables with obligors that have a FICO score at the time of application. For receivables with co-borrowers, the FICO score is the primary borrower’s. FICO scores are not a significant factor in our proprietary credit model, which relies on information from credit bureaus and other application information as discussed in Note 5 – Finance Receivables.
(4)Front-end loan-to-value represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

(5)Past due is defined as loans that have been on the books greater than or equal to 3 months and are 30 or more days delinquent
(6)The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.

Financing Operations income declined from 2021 to 2022 primarily due to the growth of the DFC portfolio. DFC penetration rates increased from 4.0% of retail units sold in 2021 to 10.2% in 2022. Upfront recognition of loan and lease loss provisions recorded on new originations outpaced the incremental interest income contributed by these loans and leases. Additionally, funding costs increased at a faster pace than we were able to pass along to consumers through higher contract rates. These factors decreased net interest margin from 8.2% in 2021 to 5.3% in 2022.

The increase in net credit losses and past due accounts receivable was primarily driven by prior year delinquencies being abnormally low due to the impacts of governmental stimulus associated with the COVID-19 pandemic.

The decline in the average recovery rate was driven by used vehicle price depreciation and the impact of a change in repossession strategy and the transition to new vendors in the fourth quarter of 2022.

Operating Expenses

Selling, General and Administrative (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Change	%	2020	Change	%
Personnel	$2,086.3	$1,737.9	$348.4	20.0%	$979.7	$758.2	77.4%
Advertising	253.6	162.2	91.4	56.4	97.4	64.8	66.5
Rent	72.6	54.0	18.6	34.4	41.2	12.8	31.1
Facility costs	150.3	116.8	33.5	28.7	81.0	35.8	44.2
Gain on sale of assets	(66.0)	(2.3)	(63.7)	NM	(18.2)	15.9	NM
Other	547.3	412.2	135.1	32.8	256.8	155.4	60.5
Total SG&A	$3,044.1	$2,480.8	$563.3	22.7%	$1,437.9	$1,042.9	72.5%
NM - Not meaningful

	Year Ended December 31,
			2022 vs. 2021			2021 vs. 2020
As a % of gross profit	2022	2021	Change		2020	Change
Personnel	40.5%	40.8%	(30)	bps	44.0%	(320)	bps
Advertising	4.9	3.8	110		4.4	(60)
Rent	1.4	1.3	10		1.9	(60)
Facility costs	2.9	2.7	20		3.6	(90)
Gain on sale of assets	(1.3)	(0.1)	(120)		(0.8)	70
Other	10.7	9.7	100		11.5	(180)
Total SG&A	59.1%	58.2%	90	bps	64.6%	(640)	bps

2022 vs. 2021
SG&A increased 22.7%, or $0.6 billion, primarily due to increased personnel costs resulting from our growth through acquisitions. Other expenses in 2022 included acquisition expenses of $15.0 million and $4.9 million of storm related insurance charges. We also recognized a gain on the sale of stores of $66.0 million.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit increased across all categories to 61.5% from 57.5% in the prior year.

2021 vs. 2020
SG&A increased 72.5%, or $1.0 billion, primarily due to increased personnel costs which resulted from our growth through acquisitions. Other expenses in 2021 included acquisition expenses of $20.2 million and $5.8 million of storm related insurance charges.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit decreased across all categories to 58.9% from 64.2% in the prior year.

SG&A adjusted for non-core charges was as follows:

	Year Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Change	%	2020	Change	%
Personnel	$2,086.3	$1,737.9	$348.4	20.0%	$979.7	$758.2	77.4%
Advertising	253.6	162.2	91.4	56.4	97.4	64.8	66.5
Rent	72.6	54.0	18.6	34.4	41.2	12.8	31.1
Facility costs	150.3	116.8	33.5	28.7	81.0	35.8	44.2
Adjusted gain on sale of assets (1)	—	(2.3)	2.3	NM	(1.6)	(0.7)	NM
Adjusted other (1)	527.4	386.2	141.2	36.6	247.7	138.5	55.9
Total adjusted SG&A (1)	$3,090.2	$2,454.8	$635.4	25.9%	$1,445.4	$1,009.4	69.8%
NM - Not meaningful

	Year Ended December 31,
			2022 vs. 2021			2021 vs. 2020
As a % of gross profit	2022	2021	Change		2020	Change
Personnel	40.5%	40.8%	(30)	bps	44.0%	(320)	bps
Advertising	4.9	3.8	110		4.4	(60)
Rent	1.4	1.3	10		1.9	(60)
Facility costs	2.9	2.7	20		3.6	(90)
Adjusted gain on sale of assets (1)	—	(0.1)	10		(0.1)	—
Adjusted other (1)	10.3	9.1	120		11.2	(210)
Total adjusted SG&A (1)	60.0%	57.6%	240	bps	65.0%	(740)	bps
(1)See “Non-GAAP Reconciliations” for more details.

Floor Plan Interest Expense and Floor Plan Assistance
We have floor plan agreements with both manufacturer-affiliated finance companies and as part of our syndicated credit facilities for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by lender and are variable rates.

2022 vs. 2021
Floor plan interest expense increased $16.5 million, primarily due to increases in new vehicle inventory levels at existing locations and growth through acquisitions. Floor plan interest expense increased 59.1% for pre-existing locations and 29.7% related to acquisition volume. Increases in interest rates were offset by the proceeds from the termination of our zero-cost interest rate collar. See Note 11 – Derivative Financial Instruments for more information.

2021 vs. 2020
Floor plan interest expense decreased $12.1 million, primarily due to new vehicle inventory shortages and increasing consumer demand.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned:

	Year Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Change	%	2020	Change	%
Floor plan interest expense (new vehicles)	$38.8	$22.3	$16.5	74.0%	$34.4	$(12.1)	(35.2)%
Floor plan assistance (included as an offset to cost of sales)	(130.6)	(120.1)	(10.5)	8.7	(72.8)	(47.3)	65.0
Net new vehicle carrying costs (benefit)	$(91.8)	$(97.8)	$6.0	(6.1)%	$(38.4)	$(59.4)	154.7

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization related to non-compete agreements.

	Year Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Change	%	2020	Change	%
Depreciation and amortization	$163.2	$124.8	$38.4	30.8%	$92.3	$32.5	35.2%

Acquisition activity contributed to the increases in depreciation and amortization in 2022 compared to 2021 and in 2021 compared to 2020. We acquired approximately $236.9 million and $559.8 million of depreciable property as part of our 2022 and 2021 acquisitions, respectively. Capital expenditures totaled $303.1 million and $260.4 million, respectively, in 2022 and 2021. These investments increase the amount of depreciable assets. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

	Year Ended December 31,
	2022	2021	2020
Operating margin	6.9%	7.3%	5.3%
Operating margin adjusted for non-core charges (1)	6.7	7.4	5.3
(1)See “Non-GAAP Reconciliations” for additional information

2022 vs. 2021
Our operating margin decreased 40 basis points compared to the prior year, driven by an increase in SG&A as a percentage of gross profit. Adjusting for non-core charges, including storm related insurance charges and acquisition expenses, offset by a net disposal gain on sale of stores, our operating margin decreased 70 basis points.

2021 vs. 2020
Our operating margin increased 200 basis points compared to the prior year, driven by a decrease in SG&A as a percentage of gross profit and increased total gross margin. Adjusting for non-core charges, including storm insurance charges, acquisition expenses, and asset impairments, our operating margin increased 210 basis points.

Non-Operating Expenses

Asset Impairments
Asset impairments recorded as a component of operations consist of the following:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Franchise value	$—	$1.9	$4.4
Goodwill	—	—	3.5
Total asset impairments	$—	$1.9	$7.9

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

No impairment charges were recorded in 2022.

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

See Note 1 – Summary of Significant Accounting Policies, Note 4 – Property and Equipment, Note 6 – Goodwill and Franchise Value, and Note 14 – Fair Value Measurements of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, our revolving lines of credit, and issued senior notes.

	Year Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Change	%	2020	Change	%
Mortgage interest	$25.9	$24.9	$1.0	4.0%	$26.2	$(1.3)	(5.0)%
Other interest	105.8	80.5	25.3	31.4	47.0	$33.5	71.3
Capitalized interest	(2.6)	(2.0)	(0.6)	30.0	(1.6)	(0.4)	25.0
Total other interest expense	$129.1	$103.4	$25.7	24.9%	$71.6	$31.8	44.4%

2022 vs. 2021
The increase in other interest expense was due to higher interest rates on our credit facilities and the full year impact of our $800 million in aggregate principal amount of 3.875% senior notes due 2029 issued in May 2021. See also Note 9 – Credit Facilities and Long-Term Debt of Notes to Consolidated Financial Statements for additional information.

2021 vs. 2020
The increase in other interest expense was due to the issuances of $800 million in aggregate principal amount of 3.875% senior notes due 2029 in May 2021 and $550 million in aggregate principal amount of 4.375% senior notes due 2031 in October 2020. These increases were offset by the payoff of our $300 million in aggregate principal amount of 5.250% senior notes in August 2021.

Other (Expense) Income, Net
Other (expense) income, net primarily includes other income associated with investment income and other non-recurring transactions.

	Year Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Change	%	2020	Change	%
Other (expense) income, net	$(43.2)	$(52.0)	$8.8	NM	$61.8	$(113.8)	NM

2022 vs. 2021
The improvement in other (expense) income, net was primarily due to a $39.2 million unrealized investment loss related to our investment in Shift Technologies, Inc. compared to a $66.4 million unrealized loss in the prior year. We also recognized a $16.8 million unrealized loss on foreign currency translations in 2022.

2021 vs. 2020
The decrease in other (expense) income, net was primarily due to a $66.4 million unrealized investment loss related to our investment in Shift Technologies, Inc compared to a $43.8 million unrealized gain in the prior year. In 2021, we also recognized a $10.3 million loss on the early redemption of our $300 million principal amount 5.250% senior notes originally due 2025.

Income Tax Provision
Our effective income tax rate was as follows:

	Year Ended December 31,
	2022	2021	2020
Effective income tax rate	27.1%	28.4%	27.5%
Effective income tax rate excluding non-core items (1)	26.4	26.8	27.6
(1)See “Non-GAAP Reconciliations” for more details

Our effective income tax rate was 27.1% for 2022 compared to 28.4% for 2021. Our 2022 effective income tax rate was negatively affected by a valuation allowance recorded for certain deferred tax assets not expected to be realized. The valuation allowance impact to the 2022 effective income tax rate was less than the impact to the 2021 effective income tax rate. Our effective income tax rate was positively affected by a reduction in the current and deferred state tax rate due to legislative updates and changing state mix.

Excluding the valuation allowance recorded during 2022, our effective income tax rate excluding non-core items for 2022 would have been 26.4%, a decrease of 40 basis points compared to the effective income tax rate excluding non-core items for 2021.

Our effective income tax rate in 2021 was also negatively affected by a valuation allowance established for certain deferred tax assets not expected to be realized. The increase in tax rate was offset by stock awards vesting in the current period and a reduction in the current and deferred state tax rate due to legislative updates and changing state mix.

Non-GAAP Reconciliations
Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We caution you not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations because they exclude items not related to our ongoing core business operations and other non-cash items, and improves the period-to-period comparability of our results from the core business operations. We use these measures in conjunction with GAAP financial measures to assess our business, including our compliance with covenants in our credit facilities and in communications with our Board of Directors concerning financial performance. These measures should not be considered an alternative to GAAP measures.

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations:

	Year Ended December 31, 2022
($ in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$3,044.1	$66.0	$—	$(4.9)	$(15.0)	$3,090.2
Operating income (loss)	1,941.1	(66.0)	—	4.9	15.0	1,895.0
Other (expense) income, net	(43.2)	—	39.2	—	—	(4.0)

Income (loss) before income taxes	$1,730.0	$(66.0)	$39.2	$4.9	$15.0	$1,723.1
Income tax (provision) benefit	(468.4)	19.1	—	(1.3)	(4.0)	(454.6)
Net income (loss)	1,261.6	(46.9)	39.2	3.6	11.0	1,268.5
Net income attributable to non-controlling interest	(4.8)	—	—	—	—	(4.8)
Net income attributable to redeemable non-controlling interest	(5.8)	—	—	—	—	(5.8)
Net income (loss) attributable to Lithia Motors, Inc.	$1,251.0	$(46.9)	$39.2	$3.6	$11.0	$1,257.9

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$44.17	$(1.65)	$1.38	$0.13	$0.39	$44.42
Diluted share count	28.3

	Year Ended December 31, 2021
($ in millions, except per share amounts)	As reported	Asset impairment	Investment loss	Insurance reserves	Acquisition expenses	Loss on redemption of senior notes	Adjusted
Asset impairment	$1.9	$(1.9)	$—	$—	$—	$—	$—
Selling, general and administrative	2,480.8	—	—	(5.8)	(20.2)	—	2,454.8
Operating income	1,662.5	1.9	—	5.8	20.2	—	1,690.4
Other (expense) income, net	(52.0)	—	66.4	—	—	10.3	24.7

Income before income taxes	$1,484.8	$1.9	$66.4	$5.8	$20.2	$10.3	$1,589.4
Income tax (provision) benefit	(422.1)	(0.5)	6.6	(1.6)	(5.1)	(2.7)	(425.4)
Net income	1,062.7	1.4	73.0	4.2	15.1	7.6	1,164.0
Net income attributable to non-controlling interest	(1.7)	—	—	—	—	—	(1.7)
Net income attributable to redeemable non-controlling interest	(0.9)	—	—	—	—	—	(0.9)
Net income attributable to Lithia Motors, Inc.	$1,060.1	$1.4	$73.0	$4.2	$15.1	$7.6	$1,161.4

Diluted earnings per share attributable to Lithia Motors, Inc.	$36.54	$0.05	$2.52	$0.14	$0.52	$0.26	$40.03
Diluted share count	29.0

	Year Ended December 31, 2020
($ in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Asset impairment	Investment gain	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Asset impairment	$7.9	$—	$(7.9)	$—	$—	$—	$—	$—
Selling, general and administrative	1,437.9	16.6	—	—	(6.1)	(3.0)	—	1,445.4
Operating income (loss)	692.7	(16.6)	7.9	—	6.1	3.0	—	693.1
Other income (expense), net	61.8	—	—	(43.8)	—	—	—	18.0

Income before income taxes	$648.5	$(16.6)	$7.9	$(43.8)	$6.1	$3.0	$—	$605.1
Income tax (provision) benefit	(178.2)	4.6	(2.3)	12.1	(1.6)	(0.8)	(0.8)	(167.0)
Net income attributable to Lithia Motors, Inc.	$470.3	$(12.0)	$5.6	$(31.7)	$4.5	$2.2	$(0.8)	$438.1

Diluted earnings per share attributable to Lithia Motors, Inc.	$19.53	$(0.50)	$0.23	$(1.32)	$0.19	$0.09	$(0.03)	$18.19
Diluted share count	24.1

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

We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash flows from operations and borrowings under our credit facilities are our main sources for liquidity. In addition to the above sources of liquidity, potential sources to fund our business strategy include financing of real estate and proceeds from debt or equity offerings. We evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Available Sources
Below is a summary of our immediately available funds:

	As of December 31,
($ in millions)	2022	2021	Change	% Change
Cash	$168.1	$153.0	$15.1	9.9%
Available credit on the credit facilities	1,419.4	1,234.7	184.7	15.0%
Total current available funds	$1,587.5	$1,387.7	$199.8	14.4%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Net cash (used in) provided by operating activities	$(610.1)	$1,797.2	$544.6
Net cash used in investing activities	(1,329.8)	(2,890.4)	(1,605.8)
Net cash provided by financing activities	2,035.9	1,106.7	1,139.8

Operating Activities
Cash provided by operating activities decreased $2.4 billion in 2022 compared to 2021, primarily as a result of growth in inventory levels compared to the prior year, growth in our financing receivables as we increase our auto loan portfolio, and growth in our business through acquisitions, partially offset by improved profitability.

Borrowings from and repayments to our syndicated credit facilities related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory, other assets, and the associated financing, we also consider our adjusted net cash provided by operating activities to include borrowings or repayments associated with our new vehicle floor plan commitment and exclude the impact of our financing receivables activity.

To better understand the impact of these items, adjusted net cash provided by operating activities, a non-GAAP measure, is presented below:

	Year Ended December 31,
			2022 vs. 2021		2021 vs. 2020
($ in millions)	2022	2021	Change	2020	Change
Net cash provided by operating activities – as reported	$(610.1)	1,797.2	$(2,407.3)	$544.6	$1,252.6
Add (less): Net borrowings (repayments) on floor plan notes payable: non-trade	737.9	(685.3)	1,423.2	(20.6)	(664.7)
Add: Temporary pay down of outstanding borrowings on floor plan notes payable: non-trade	—	—	—	113.4	(113.4)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(116.5)	(355.5)	239.0	(255.0)	(100.5)
Adjust: Financing receivables activity	1,363.0	640.8	722.2	114.1	526.7
Net cash provided by operating activities – adjusted	$1,374.3	$1,397.2	$(22.9)	$496.5	$900.7

Inventories are one of the most significant component of our cash flow from operations. As of December 31, 2022, our new vehicle days’ supply was 47 days, or 23 days higher than our days’ supply as of December 31, 2021. Our days’ supply of used vehicles was 55 days, which was six days lower than our days’ supply as of December 31, 2021. We calculate days’ supply of inventory based on current inventory levels, including in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $1.3 billion and $2.9 billion, respectively, for 2022 and 2021. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Year Ended December 31,
			2022 vs. 2021		2021 vs. 2020
($ in millions)	2022	2021	Change	2020	Change
Capital expenditures	$(303.1)	$(260.4)	$(42.7)	$(167.8)	$(92.6)
Cash paid for acquisitions, net of cash acquired	(1,243.6)	(2,699.3)	1,455.7	(1,503.3)	(1,196.0)
Proceeds from sales of stores	212.1	76.3	135.8	57.5	18.8

Capital Expenditures
Below is a summary of our capital expenditure activities:
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

If we undertake a significant capital commitment in the future, we expect to pay for the commitment out of existing cash balances, construction financing and borrowings on our credit facilities. Upon completion of the projects, we believe we would have the ability to secure long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended, although no assurances can be provided that these financings will be available to us in sufficient amounts or on terms acceptable to us.

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

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by these transactions are recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, a non-GAAP measure, as well as certain other acquisition-related information is presented below:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Number of stores acquired	31	77	30
Number of stores opened	1	1	—

Cash paid for acquisitions, net of cash acquired	$(1,243.6)	$(2,699.3)	$(1,503.3)
Add: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	116.5	355.5	255.0
Cash paid for acquisitions, net of cash acquired – adjusted	$(1,127.1)	$(2,343.8)	$(1,248.3)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing Operations segment was as follows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Cash provided by (used in) financing activities, as reported	$2,035.9	1,106.7	$1,139.8
Add (less): Net (borrowings) repayments on floor plan notes payable: non-trade	(737.9)	685.3	20.6
Less: Net borrowings on non-recourse notes payable	(104.6)	(317.6)	—
Cash provided by financing activities, as adjusted	$1,193.4	$1,474.4	$1,160.4

Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade and non-recourse notes payable, which are discussed above:

	Year Ended December 31,
			2022 vs. 2021		2021 vs. 2020
($ in millions)	2022	2021	Change	2020	Change
Net borrowings (repayments) on lines of credit	$2,023.8	$325.4	$1,698.4	$(110.0)	$435.4
Principal payments on long-term debt and finance lease liabilities, other	(171.7)	(486.5)	314.8	(6.3)	(480.2)
Proceeds from the issuance of long-term debt	113.3	817.4	(704.1)	606.5	210.9
Proceeds from the issuance of common stock	36.1	1,136.2	(1,100.1)	790.4	345.8
Payment of debt issuance costs	(11.8)	(14.7)	2.9	(10.8)	(3.9)
Repurchases of common stock	(688.3)	(230.7)	(457.6)	(50.6)	(180.1)
Dividends paid	(45.2)	(38.8)	(6.4)	(29.1)	(9.7)

Borrowing and Repayment Activity
During 2022, we raised net proceeds of $113.3 million through the issuance of debt, and had net borrowings of $2.0 billion on our lines of credit. These funds were primarily used for acquisitions, share repurchases and capital expenditures.

Our debt to total capital ratio, excluding floor plan notes payable, was 49.5% at December 31, 2022 compared to 40.0% at December 31, 2021.

Equity Transactions
In November 2022, our Board of Directors authorized the repurchase of up to $450 million of our common stock. This new authorization is in addition to the amount previously authorized by the Board for repurchase. As of December 31, 2022, we had $501.4 million available for repurchase under the program. The authority to repurchase does not have an expiration date.

During 2022, we paid dividends on our common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2022	$0.35	$10.3
May 2022	0.42	11.9
August 2022	0.42	11.6
November 2022	0.42	11.4

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

($ in millions)	Outstanding as of December 31, 2022	Remaining Available as of December 31, 2022
Floor plan notes payable: non-trade	$1,489.4	$—	(1)
Floor plan notes payable	627.2	—
Used and service loaner vehicle inventory financing commitments	877.2	17.9	(2)
Revolving lines of credit	927.6	1,286.2	(2),(3)
Warehouse facilities	930.0	115.3	(2)
Non-recourse notes payable	422.2	—
Real estate mortgages	580.1	—
Finance lease obligations	56.4	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Other debt	16.6	—
Unamortized debt issuance costs	(29.1)	—	(4)
Total debt	$7,647.6	$1,419.4
(1)As of December 31, 2022, we had a $1.4 billion new vehicle floor plan commitment as part of our USB credit facility, and a $500 million CAD wholesale floorplan commitment as part of our BNS credit facility.
(2)The amounts available on the credit facilities are limited based on borrowing base calculations and fluctuates monthly.
(3)Available credit is based on the borrowing base amount effective as of November 30, 2022. This amount is reduced by $38.8 million for outstanding letters of credit.
(4)Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability. See Note 9 – Credit Facilities and Long-Term Debt of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Contractual Obligations
Our cash requirements greater than twelve months from contractual obligations and commitments include:

Debt Obligations and Interest Payments
Refer to Note 9 – Credit Facilities and Long-Term Debt of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Contract Obligations
Refer to Note 8 – Commitments and Contingencies of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Operating and Finance Leases
Refer to Note 8 – Commitments and Contingencies of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses at the date of the financial statements. Certain accounting policies require us to make difficult and subjective judgments on matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on assumptions made by management. While we have made our best estimates based on facts and circumstances available to us at the time, different estimates could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include those related to goodwill and franchise value, and acquisitions. We also have other key accounting policies for valuation of finance receivables and expense accruals. However, these policies either do not meet the definition of critical accounting estimates described above or the policies are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

Goodwill and Franchise Value
We are required to test our goodwill and franchise value for impairment at least annually on October 1, or more frequently if conditions indicate that an impairment may have occurred. Our reporting units are individual retail automotive stores. We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2022, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment.

As of December 31, 2022, we had $1.5 billion of goodwill on our balance sheet associated with 265 locations. No location accounted for more than 1.8% of our total goodwill as of December 31, 2022. The annual goodwill impairment analysis resulted in no indications of impairment in 2022, 2021 or 2020. During the second quarter of 2020, there was an indication of a triggering event at certain locations. As a result, we identified certain locations where it was more likely than not the fair values were less than the carrying amounts, and we recorded a non-cash impairment charge of $3.5 million.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2022, we evaluated our indefinite-lived intangible assets using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the individual store’s franchise value exceeds the carrying amount, the franchise value is not impaired, and the second step is not necessary. If the qualitative assessment determines it is more likely than not that the fair value is less than the carrying amount, then a quantitative valuation of our franchise value is performed. An impairment charge is recorded to the extent the fair value is less than the carrying value.

As of December 31, 2022, we had $1.9 billion of franchise value on our balance sheet associated with 265 locations. No individual location accounted for more than 3.6% of our total franchise value as of December 31, 2022. The annual franchise value impairment analysis, which we perform as of October 1 each year, resulted in no indications of impairment in 2022, 2021, or 2020. During the third quarter of 2021, there were indications of impairment at a certain location. We tested the franchise value for this location, which resulted in an impairment charge of $1.9 million. During the second quarter of 2020, there was an indication of a triggering event at certain locations. As a result, we identified certain reporting units where it was more likely than not the fair values were less than the carrying amounts, and we recorded a non-cash impairment charge of $4.4 million.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value and/or goodwill related to that manufacturer. No individual manufacturer accounted for more than 2.7% of our total franchise value and goodwill as of December 31, 2022.

See Note 1 – Summary of Significant Accounting Policies and Note 6 – Goodwill and Franchise Value of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

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

See Note 1 – Summary of Significant Accounting Policies and Note 16 – Acquisitions of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks relating to market fluctuations in interest rates, foreign currency exchange rates, and equity values. We do not acquire our market risk sensitive instruments for trading purposes.

Variable Rate Debt
Our credit facilities, other floor plan notes payable, and certain real estate mortgages are structured as variable rate debt. The interest rates on our variable rate debt are tied to either the one-day Secured Overnight Financing Rate (SOFR), one-month Canadian Dollar Offered Rate (CDOR), or the prime rate. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. Certain floor plan debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies.

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. As of December 31, 2022, we had $5.0 billion outstanding under such agreements at a weighted average interest rate of 4.1% per annum. A 10% increase in interest rates, or 40.8 basis points, would increase annual interest expense by approximately $15.1 million, net of tax, based on amounts outstanding as of December 31, 2022.

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

As of December 31, 2022, we had $2.7 billion of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between May 28, 2023 and December 31, 2050. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $2.3 billion as of December 31, 2022.

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

Foreign Currency Exchange Risk
The functional currency of our Canadian subsidiaries is the CAD. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates for the CAD to the USD would have resulted in a $105.7 million and $32.3 million decrease to our revenues for the years ended December 31, 2022, and 2021, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the thirty-one stores acquired in 2022, which represented 5% of consolidated total assets as of December 31, 2022 and 5% of consolidated revenues for the year ended December 31, 2022.

Based on our assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2022, which is included in Item 8. Financial Statements and Supplementary Financial Data of this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2022, is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2022, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes equity securities authorized for issuance as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders	415,878	$—	(1)	2,095,734
Equity compensation plans not approved by shareholders	—	—		—
Total	415,878	$—		2,095,734
(1)There is no exercise price associated with our restricted stock units.
(2)Includes 943,888 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 1,151,846 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2022, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2022, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Portland, OR, Auditor Firm ID: 185.

Information required by this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2022, is incorporated herein by reference.

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

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Lithia Motors, Inc.	10-Q	001-14733	3.1	07/28/21
3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc.	8-K	001-14733	3.2	04/25/19
4.1	Indenture, dated as of December 9, 2019, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	12/13/19
4.1.1	Form of 4.625% Senior Notes due 2027	8-K	001-14733	4.1	12/13/19
4.2	Indenture, dated as of October 9, 2020, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	10/09/20
4.2.1	Form of 4.375% Senior Notes due 2031	8-K	001-14733	4.1	10/09/20
4.3	Indenture, dated as of May 27, 2021, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	05/27/21
4.3.1	Form of 3.875% senior notes due 2029	8-K	001-14733	4.1	05/27/21
4.7	Description of the Registrant’s Securities under Section 12 of the Exchange Act of 1934	10-K	001-14733	4.7	02/18/22
10.1*	Amended and Restated 2009 Employee Stock Purchase Plan	8-K	001-14733	10.1	04/25/19
10.2*	Lithia Motors, Inc. 2013 Amended and Restated Stock Incentive Plan	8-K	001-14733	10.1	05/02/13
10.2.1*	RSU Deferral Plan	10-K	001-14733	10.3.1	02/24/12
10.2.2*	Amendment to RSU Deferral Plan	10-K	001-14733	10.2.2	03/02/15
10.2.3*	Restricted Stock Unit (RSU) Deferral Election Form	10-K	001-14733	10.2.3	03/02/15
10.3*	Form of Restricted Stock Unit Agreement (2020 Performance- and Time-Vesting) (for Senior Executives)	10-K	001-14733	10.3.3	02/21/20
10.3.1*	Form of Restricted Stock Unit Agreement (2021 Performance- and Time-Vesting) (for Senior Executives)	10-K	001-14733	10.3.3	02/19/21
10.3.2*	Form of Restricted Stock Unit Agreement (2022 Performance- and Time-Vesting) (for Senior Executives)	10-K	001-14733	10.3.3	02/18/22
10.3.3*	Form of Restricted Stock Unit Agreement (Performance-Vesting) for awards beginning in 2023					X
10.3.4*	Form of Restricted Stock Unit Agreement (Time-Vesting) for awards beginning in 2023					X
10.4	Lithia Motors, Inc. Short-Term Incentive Plan	8-K	001-14733	10.1	12/22/20
10.5*	Form of Outside Director Nonqualified Deferred Compensation Agreement	10-K	001-14733	10.20	03/08/06
10.6*	Amended and Restated Split-Dollar Agreement	10-K	001-14733	10.17	02/22/13
10.7*	Form of Indemnity Agreement for each Named Executive Officer	8-K	001-14733	10.1	05/29/09

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.8*	Form of Indemnity Agreement for each non-management Director	8-K	001-14733	10.2	05/29/09
10.9*	Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan	10-Q	001-14733	10.1	04/29/16
10.9.1*	Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award for Sidney DeBoer	10-K	001-14733	10.22.1	03/07/11
10.9.2*	Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award	10-K	001-14733	10.22.2	03/07/11
10.9.3*	Amendment to Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan)	10-K	001-14733	10.10.3	02/25/19
10.10*	Transition Agreement dated September 14, 2015 between Lithia Motors, Inc. and Sidney B. DeBoer	8-K	001-14733	10.1	09/17/15
10.10.1*	Amendment to Transition Agreement dated January 22, 2019 between Lithia Motors, Inc. and Sidney B. DeBoer	8-K	001-14733	10.1	01/25/19
10.11*	Director Service Agreement effective January 1, 2016 between Lithia Motors, Inc. and Sidney B. DeBoer	8-K	001-14733	10.2	09/17/15
10.12*†	Form of Employment and Change in Control Agreement dated February 4, 2016 between Lithia Motors, Inc. and Bryan DeBoer	8-K	001-14733	10.1	02/05/16
10.13	Fourth Amended and Restated Loan Agreement, dated April 29, 2021, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	05/04/21
10.13.1	First Amendment to Fourth Amended and Restated Loan Agreement, dated February 7, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.					X
10.13.2††	Second Amendment to Fourth Amended and Restated Loan Agreement, dated June 2, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	06/08/22
10.13.3††	Third Amendment to Fourth Amended and Restated Loan Agreement, dated November 21, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.					X
10.13.4††	Fourth Amendment to Fourth Amended and Restated Loan Agreement, dated February 9, 2023, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	02/15/23
10.14	Amended and Restated Loan Agreement, dated December 31, 2020, among SCFC Business Services LLC, Driveway Finance Corporation, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A.	8-K	001-14733	10.1	06/09/21
10.14.1	Amendment No. 1 to Amended and Restated Loan Agreement, dated June 4, 2021, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	8-K	001-14733	10.2	06/09/21
10.14.2	Amendment No. 2 to Amended and Restated Loan Agreement, dated September 14, 2021, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.1	10/27/22
10.14.3	Amendment No. 3 to Amended and Restated Loan Agreement, dated November 10, 2021, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.2	10/27/22
10.14.4	Amendment No. 4 to Amended and Restated Loan Agreement, dated February 8, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.3	10/27/22

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.14.5	Amendment No. 5 to Amended and Restated Loan Agreement, dated June 23, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.4	10/27/22
10.14.6	Amendment No. 6 to Amended and Restated Loan Agreement, dated July 29, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.5	10/27/22
10.14.7	Amendment No. 7 to Amended and Restated Loan Agreement, dated September 26, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.6	10/27/22
10.14.8	Amendment No. 8 to Amended and Restated Loan Agreement, dated November 17, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.					X
10.15††	Credit Agreement, dated June 3, 2022, among Lithia Master LP Company, LP, the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, Lithia Master GP Company, Inc. and the other general partners of the Borrowers, the lenders party thereto from time to time, and The Bank of Nova Scotia.	8-K	001-14733	10.2	06/08/22
10.16	Loan Agreement, dated November 1, 2022, among DFC Business Services, LLC, Driveway Finance Corporation, the lenders party thereto from time to time, the agents from time to time party thereto, and Mizuho Bank, Ltd.	8-K	001-14733	10.1	11/04/22
21	Subsidiaries of Lithia Motors, Inc.					X
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes to consolidated financial statements					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.					X
† Substantially similar agreements exist between Lithia Motors, Inc. and each of Michael Cavanaugh, Marguerite Celeste, Adam Chamberlain, John Criddle, Carol Deacon, Tom Dobry, Gary Glandon, Scott Hillier, George Hines, Christopher S. Holzshu, Edward Impert, Charles Lietz, Tina Miller, Thomas Naso, Bryan Osterhout, Ross Sherman, and David Stork. The “Cash Change in Control Benefits” under the agreements with Michael Cavanaugh, John Criddle, Edward Impert, and Ross Sherman provide for 12 months of base salary rather than 24 months.
†† Certain confidential and immaterial terms redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2023	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Bryan B. DeBoer
Bryan B. DeBoer
Chief Executive Officer, President, Director, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2023:

/s/ Bryan B. DeBoer	/s/ Tina Miller
Bryan B. DeBoer	Tina Miller
Chief Executive Officer, President, Director, and Principal Executive Officer	Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

/s/ Sidney B. DeBoer	/s/ Susan O. Cain
Sidney B. DeBoer	Susan O. Cain
Chairman of the Board and Director	Director

/s/ James E. Lentz	/s/ Shauna McIntyre
James E. Lentz	Shauna McIntyre
Director	Director

/s/ Louis P. Miramontes	/s/ Kenneth E. Roberts
Louis P. Miramontes	Kenneth E. Roberts
Director	Director

/s/ David J. Robino
David J. Robino
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity and redeemable non-controlling interest, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the Company’s impairment tests over goodwill and franchise value
As disclosed in Note 1 and Note 5 to the consolidated financial statements, the Company had goodwill and indefinite-lived franchise value intangible assets with a book value of $1,461 million and $1,856 million, respectively, at December 31, 2022. As described in Note 1 to the consolidated financial statements, the Company tested its goodwill and franchise value intangibles assets for impairment using a qualitative assessment as of October 1, 2022. The qualitative annual assessment was performed at each individual store level as of October 1, 2022 and the Company determined that no impairment existed in 2022.

We identified the assessment of the Company’s qualitative impairment tests over goodwill and franchise value for stores whose current operating results indicate a higher risk of potential impairment as a critical

AUDITOR’S REPORT	F-1

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
February 24, 2023

AUDITOR’S REPORT	F-2

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lithia Motors, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity and redeemable non-controlling interest, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired thirty-one stores during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, all of these acquired stores’ internal control over financial reporting. The total assets of these thirty-one stores represented approximately 5% of consolidated total assets as of December 31, 2022 and approximately 5% of consolidated revenues for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these thirty-one stores.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Portland, Oregon
February 24, 2023

AUDITOR’S REPORT	F-4

CONSOLIDATED BALANCE SHEETS
	December 31,
($ in millions)	2022	2021
Assets
Current assets:
Cash and restricted cash	$246.7	$174.8
Accounts receivable, net of allowance for doubtful accounts of $3.1 and $3.7	813.1	685.5
Inventories, net	3,409.4	2,385.5
Other current assets	161.7	63.9
Total current assets	4,630.9	3,309.7

Property and equipment, net of accumulated depreciation of $526.8 and $422.6	3,574.6	3,052.6
Operating lease right-of-use assets	381.9	395.9
Finance receivables, net of allowance for estimated losses of $69.3 and $25.0	2,187.6	803.3
Goodwill	1,460.7	977.3
Franchise value	1,856.2	799.1
Other non-current assets	914.7	1,809.0
Total assets	$15,006.6	$11,146.9

Liabilities and equity
Current liabilities:
Floor plan notes payable	$627.2	$354.2
Floor plan notes payable: non-trade	1,489.4	835.9
Current maturities of long-term debt	20.5	223.7
Trade payables	258.4	235.4
Accrued liabilities	782.7	753.6
Total current liabilities	3,178.2	2,402.8

Long-term debt, less current maturities	5,088.3	2,868.1
Non-recourse notes payable	422.2	317.6
Deferred revenue	226.7	191.2
Deferred income taxes	286.3	191.0
Non-current operating lease liabilities	346.6	361.7
Other long-term liabilities	207.2	151.3
Total liabilities	9,755.5	6,483.7

Redeemable non-controlling interest	40.7	34.0

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 27.3 and 29.5	1,082.1	1,711.6
Additional paid-in capital	76.8	58.3
Accumulated other comprehensive loss	(18.0)	(3.0)
Retained earnings	4,065.3	2,859.5
Total stockholders’ equity - Lithia Motors, Inc.	5,206.2	4,626.4
Non-controlling interest	4.2	2.8
Total equity	5,210.4	4,629.2
Total liabilities, redeemable non-controlling interest and equity	$15,006.6	$11,146.9

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-5

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
($ in millions, except per share amounts)	2022	2021	2020
Revenues:
New vehicle retail	$12,894.5	$11,197.7	$6,773.9
Used vehicle retail	9,425.0	7,255.3	3,998.4
Used vehicle wholesale	1,425.2	957.1	310.9
Finance and insurance	1,285.4	1,051.3	579.8
Service, body and parts	2,738.8	2,110.9	1,348.7
Fleet and other	418.9	259.4	114.8
Total revenues	28,187.8	22,831.7	13,126.5
Cost of sales:
New vehicle retail	11,314.8	9,979.2	6,313.0
Used vehicle retail	8,599.6	6,428.6	3,552.4
Used vehicle wholesale	1,440.6	913.7	300.2
Service, body and parts	1,275.8	1,000.4	631.9
Fleet and other	404.6	250.8	104.7
Total cost of sales	23,035.4	18,572.7	10,902.2
Gross profit	5,152.4	4,259.0	2,224.3

Financing operations (loss) income	(4.0)	11.0	6.5

Asset impairments	—	1.9	7.9
Selling, general and administrative	3,044.1	2,480.8	1,437.9
Depreciation and amortization	163.2	124.8	92.3
Operating income	1,941.1	1,662.5	692.7
Floor plan interest expense	(38.8)	(22.3)	(34.4)
Other interest expense	(129.1)	(103.4)	(71.6)
Other (expense) income, net	(43.2)	(52.0)	61.8
Income before income taxes	1,730.0	1,484.8	648.5
Income tax provision	(468.4)	(422.1)	(178.2)
Net income	1,261.6	1,062.7	470.3
Net income attributable to non-controlling interests	(4.8)	(1.7)	—
Net income attributable to redeemable non-controlling interest	(5.8)	(0.9)	—
Net income attributable to Lithia Motors, Inc.	$1,251.0	$1,060.1	$470.3

Basic earnings per share attributable to Lithia Motors, Inc.	$44.38	$36.81	$19.74
Shares used in basic per share calculations	28.2	28.8	23.8

Diluted earnings per share attributable to Lithia Motors, Inc.	$44.17	$36.54	$19.53
Shares used in diluted per share calculations	28.3	29.0	24.1

Cash dividends paid per share	$1.61	$1.36	$1.22

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31,
($ in millions)	2022	2021	2020
Net income	$1,261.6	$1,062.7	$470.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(16.8)	(1.1)	—
Gain (loss) on cash flow hedges, net of tax (provision) benefit of $(0.7), $(1.6) and $2.0	1.8	4.4	(5.6)
Total other comprehensive income (loss), net of tax	(15.0)	3.3	(5.6)
Comprehensive income	1,246.6	1,066.0	464.7

Comprehensive income attributable to non-controlling interest	(4.8)	(1.7)	—
Comprehensive income attributable to redeemable non-controlling interest	(5.8)	(0.9)	—
Comprehensive income attributable to Lithia Motors, Inc.	$1,236.0	$1,063.4	$464.7

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-7

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Year Ended December 31,
($ in millions)	2022	2021	2020
Total equity, beginning balances	$4,629.2	$2,661.5	$1,467.7

Common stock (1), beginning balances	1,711.6	788.2	20.5
Compensation for stock and stock option issuances and excess tax benefits from option exercises	22.6	17.8	11.6
Issuance of stock in connection with employee stock plans	36.1	25.9	13.3
Class B common stock converted to class A common stock	—	—	0.1
Repurchase of class A common stock	(688.3)	(230.7)	(34.4)
Equity issuances, net of issuance costs	—	1,110.4	777.1
Common stock (1), ending balances	1,082.1	1,711.6	788.2

Class B common stock (1), beginning balances	—	—	0.1
Class B common stock converted to class A common stock	—	—	(0.1)
Class B common stock (1), ending balances	—	—	—

Additional paid-in capital, beginning balances	58.3	41.4	46.0
Compensation for stock and stock option issuances and excess tax benefits from option exercises	18.5	16.9	11.6
Repurchase of class A common stock	—	—	(16.2)
Additional paid-in capital, ending balances	76.8	58.3	41.4

Accumulated other comprehensive loss, beginning balances	(3.0)	(6.3)	(0.7)
Foreign currency translation adjustment	(16.8)	(1.1)	—
Gain (loss) on cash flow hedges, net of tax (provision) benefit of $(0.7), $(1.6) and $2.0	1.8	4.4	(5.6)
Accumulated other comprehensive loss, ending balances	(18.0)	(3.0)	(6.3)

Retained earnings, beginning balances	2,859.5	1,838.2	1,401.8
Adjustment to adopt ASC 326 (2020)	—	—	(4.8)
Net income attributable to Lithia Motors, Inc.	1,251.0	1,060.1	470.3
Dividends paid	(45.2)	(38.8)	(29.1)
Retained earnings, ending balances	4,065.3	2,859.5	1,838.2

Non-controlling interest, beginning balances	2.8	—	—
Contribution (distribution) of non-controlling interest	(3.4)	1.1	—
Net income attributable to non-controlling interest	4.8	1.7	—
Non-controlling interest, ending balances	4.2	2.8	—

Total equity, ending balances	$5,210.4	$4,629.2	$2,661.5

Redeemable non-controlling interest, beginning balances	$34.0	$—	$—
Acquired redeemable non-controlling interest	0.8	33.1	—
Net income attributable to redeemable non-controlling interest	5.8	0.9	—
Redeemable non-controlling interest, ending balances	$40.7	$34.0	$—
(1)Prior to June 7, 2021, common stock was classified as Class A common stock. The Class A common stock reclassification as common stock occurred in connection with the elimination of our classified common stock structure following the conversion of all Class B common stock to Class A common stock.
See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
($ in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$1,261.6	$1,062.7	$470.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Asset impairments	—	1.9	7.9
Depreciation and amortization	172.7	127.3	92.4
Stock-based compensation	41.1	34.7	23.2
Loss on redemption of senior notes	—	10.3	—
Gain on disposal of other assets	(0.1)	(2.5)	(1.7)
Net disposal gain on sale of stores	(66.0)	—	(16.6)
Unrealized investment loss (gain)	39.2	66.4	(43.4)
Deferred income taxes	95.2	43.1	17.2
Amortization of operating lease right-of-use assets	55.4	39.0	28.9
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(131.6)	(147.1)	(113.5)
Inventories	(923.0)	674.6	228.8
Finance receivables, net	(1,363.0)	(640.8)	(114.1)
Other assets	(138.3)	61.0	12.9
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	273.3	116.1	(204.1)
Trade payables	25.3	78.4	28.2
Accrued liabilities	(2.3)	233.0	113.1
Other long-term liabilities and deferred revenue	50.4	39.1	15.1
Net cash (used in) provided by operating activities	(610.1)	1,797.2	544.6
Cash flows from investing activities:
Notes receivable issued	—	—	(12.5)
Principal payments received on notes receivable	—	—	25.0
Capital expenditures	(303.1)	(260.4)	(167.8)
Proceeds from sales of assets	16.6	3.3	6.5
Cash paid for other investments	(11.8)	(10.3)	(11.2)
Cash paid for acquisitions, net of cash acquired	(1,243.6)	(2,699.3)	(1,503.3)
Proceeds from sales of stores	212.1	76.3	57.5
Net cash used in investing activities	(1,329.8)	(2,890.4)	(1,605.8)
Cash flows from financing activities:
Borrowings (repayments) on floor plan notes payable: non-trade, net	737.9	(685.3)	(20.6)
Borrowings on lines of credit	12,160.8	2,830.6	1,825.4
Repayments on lines of credit	(10,137.0)	(2,505.2)	(1,935.4)
Principal payments on long-term debt and finance lease liabilities, scheduled	(51.2)	(32.5)	(29.4)
Principal payments on long-term debt and finance lease liabilities, other	(171.7)	(486.5)	(6.3)
Proceeds from issuance of long-term debt	113.3	817.4	606.5
Principal payments on non-recourse notes payable	(193.5)	(26.8)	—
Proceeds from issuance of non-recourse notes payable	298.1	344.4	—
Payment of debt issuance costs	(11.8)	(14.7)	(10.8)
Proceeds from issuance of common stock	36.1	1,136.2	790.4
Repurchase of common stock	(688.3)	(230.7)	(50.6)
Dividends paid	(45.2)	(38.8)	(29.1)
Payments of contingent consideration related to acquisitions	(7.2)	(1.4)	(0.3)
Other financing activities	(4.4)	—	—
Net cash provided by financing activities	2,035.9	1,106.7	1,139.8
Effect of exchange rate changes on cash and restricted cash	(3.0)	2.5	—
Increase in cash and restricted cash	93.0	16.0	78.6
Cash and restricted cash at beginning of year	178.5	162.5	84.0
Cash and restricted cash at end of year	$271.5	$178.5	$162.5
See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Year Ended December 31,
($ in millions)	2022	2021	2020
Reconciliation of cash and restricted cash to the consolidated balance sheets
Cash	$168.1	$153.0	$160.2
Restricted cash from collections on auto loans receivable	78.6	21.8	2.3
Cash and restricted cash	246.7	174.8	162.5
Restricted cash on deposit in reserve accounts, included in other non-current assets	24.8	3.7	—
Total cash and restricted cash reported in the Consolidated Statements of Cash Flows	$271.5	$178.5	$162.5

Supplemental cash flow information:
Cash paid during the period for interest	$209.9	$130.1	$107.7
Cash paid during the period for income taxes, net	449.3	369.1	135.0
Floor plan debt paid in connection with store disposals	29.5	8.7	38.4

Non-cash activities:
Debt issued in connection with acquisitions	$—	$355.6	$—
Contingent consideration in connection with acquisitions	22.4	0.9	14.3
Debt assumed in connection with acquisitions	0.7	4.0	—
Acquisition of finance leases in connection with acquisitions	78.2	—	227.5
Right-of-use assets obtained in exchange for lease liabilities	44.7	171.8	55.4

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
We are the premier automotive retailer in North America, offering a wide selection of vehicles across global carmakers and providing a full suite of financing, leasing, repair, and maintenance options. In 2022, we were ranked 158 on the Fortune 500. As of December 31, 2022, we operated 296 locations representing 48 brands in two countries, across 28 U.S. states and three Canadian provinces. We offer vehicles through our comprehensive network of locations, e-commerce platforms, and captive finance division. Our “Growth Powered by People” strategy drives us to innovate and continuously improve the customer experience, providing consumer optionality to interact wherever, whenever, and however they desire.

In the fourth quarter of 2022, we reevaluated our reporting segments based on our development and long-term strategy. Based on this evaluation, we reclassified Financing Operations Income for the comparative periods from the “Corporate and Other” category to conform to current year presentation and consolidated our Domestic, Import, and Luxury sections into a new Vehicle Operations segment.

Basis of Presentation
The accompanying Consolidated Financial Statements reflect the results of operations, the financial position and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Restricted Cash
Cash is defined as cash on hand and cash in bank accounts without restrictions. Restricted cash consisted of collections of principal, interest and fee payments on auto loans receivable that are restricted for repayment on borrowings on our securitization facilities before being unrestricted.

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

Receivables are recorded at invoice and do not bear interest until they are 60 days past due. The historical losses related to these balances are immaterial.The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets. See Note 2 – Accounts Receivable.

Finance Receivables
Finance receivables consist of auto loan and lease contracts originated through our Financing Operations, which are secured by the vehicles we sell. Interest income on finance receivables is recognized based on the contractual terms of each loan and is accrued until repayment, reaching non-accrual status, charge-off, or repossession. Direct costs associated with loan originations are capitalized and expensed as an offset to interest income when recognized on the loans.

More than 98% of the portfolio is aged less than 60 days past due with less than 2% on non-accrual status. As of December 31, 2022, the allowance for credit losses related to auto loan and lease receivables was $69.3 million and was included in finance receivables, net. In accordance with Topic 326, the allowance for loan losses is estimated based on our historical write-off experience, current conditions and reasonable and supportable forecasts as well as the value of any underlying assets securing these loans and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon the

NOTES TO FINANCIAL STATEMENTS	F-11

earlier of reaching 120 days past due status, the repossession of the vehicle, or the determination that the account is uncollectible. See Note 5 – Finance Receivables.

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

Parts purchase discounts that we receive from the manufacturer are reflected as a reduction in the carrying value of the parts purchased from the manufacturer and are recognized as a reduction to cost of goods sold as the related inventory is sold. See Note 3 – Inventories and Floor Plan Notes Payable.

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

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels, and betterments is capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2022, 2021 and 2020, we recorded capitalized interest of $2.6 million, $2.0 million and $1.6 million, respectively.

When an asset is retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income from operations.

Leased property meeting certain criteria are recorded as finance leases. We have finance leases for certain locations, expiring at various dates through August 1, 2037. Our finance lease right-of-use assets are included in property and equipment on our Consolidated Balance Sheets. Amortization of finance lease right-of-use assets is computed on a straight-line basis over the term of the lease, unless the lease transfers title or it contains a bargain purchase option, in which case, it is amortized over the asset’s useful life and is included in depreciation expense. Finance lease liabilities are recorded as the lesser of the estimated fair market value of the leased property or the net present value of the aggregated future minimum payments and are included in current maturities of long-term debt and long-term debt on our Consolidated Balance Sheets. Interest associated with these obligations is included in other interest expense in the Consolidated Statements of Operations. See Note 8 – Commitments and Contingencies.

Long-lived assets held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider several factors when evaluating whether there are indications of potential impairment related to our long-lived assets, including store profitability, overall macroeconomic factors and the impact of our strategic management decisions. If recoverability testing is performed, we evaluate assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows associated with the asset, including its disposition. If such assets are considered to be impaired, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as a charge to income from operations. See Note 4 – Property and Equipment.

NOTES TO FINANCIAL STATEMENTS	F-12

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

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying amount of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment. We test our goodwill for impairment on October 1 of each year. In 2022, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. See Note 6 – Goodwill and Franchise Value and Note 14 – Fair Value Measurements.

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

We test our franchise value for impairment on October 1 of each year. In 2022, we evaluated our franchise value using a qualitative assessment process. If the qualitative factors discussed above determine that it is more likely than not that the fair value of the individual store’s franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying value, then a quantitative valuation of our franchise value is performed and an impairment would be recorded. See Note 6 – Goodwill and Franchise Value and Note 14 – Fair Value Measurements.

NOTES TO FINANCIAL STATEMENTS	F-13

Variable Interest Entities and Securitization Transactions
We maintain a revolving funding program composed of warehouse facilities that we use to fund auto loans receivable originated by our Financing Operations.

We use term securitizations to provide long-term funding for most of the auto loans receivable initially funded through the warehouse facilities. In these transactions, a pool of auto loans receivable is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.

The securitization trusts established in connection with asset-backed securitization transactions are variable interest entities (VIEs). We are required to evaluate term securitization trusts for consolidation. In our capacity as servicer, we have the power to direct the activities of the trusts that most significantly impact the economic performance of the trusts. In addition, we have the obligation to absorb losses (subject to limitations) and the rights to receive any returns of the trusts, which could be significant. Accordingly, we are the primary beneficiary of the trusts and are required to consolidate them.

We recognize these term securitizations as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets.

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

See Note 2 – Accounts Receivable, Note 5 – Finance Receivables, and Note 9 – Credit Facilities and Long-Term Debt for additional information on auto loans receivable and non-recourse notes payable.

Restricted Cash on Deposit in Reserve Accounts
The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors. In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. Restricted cash on deposit in reserve accounts is invested in money market securities.

Advertising
We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Additionally, manufacturer cooperative advertising credits for qualifying, specifically-identified advertising expenditures are recognized as a reduction of advertising expense. Advertising expense and manufacturer cooperative advertising credits were as follows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Advertising expense, gross	$299.9	$197.8	$121.3
Manufacturer cooperative advertising credits	(46.3)	(35.6)	(23.9)
Advertising expense, net	$253.6	$162.2	$97.4

Contract Origination Costs
Contract origination commissions paid to our employees directly related to the sale of our self-insured lifetime lube, oil and filter service contracts and auto loan receivable originations are deferred and charged to expense in proportion to the associated revenue to be recognized.

Legal Costs
We are a party to numerous legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees and potential settlement claims related to various legal proceedings that are estimable and probable. See Note 8 – Commitments and Contingencies.

NOTES TO FINANCIAL STATEMENTS	F-14

Stock-Based Compensation
Compensation costs associated with equity instruments exchanged for employee and director services are measured at the grant date, based on the fair value of the award. If there is a performance-based element to the award, the expense is recognized based on the estimated attainment level, estimated time to achieve the attainment level and/or the vesting period. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of non-vested stock awards is based on the closing price of our common stock on the date of grant. We account for forfeitures of stock-based awards as they occur. See Note 13 – Stock-Based Compensation.

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

When there are situations with uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction, we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Positions that meet this criterion are measured using the largest benefit that is more than 50% likely to be realized. Interest and penalties are recorded as income tax provision in the period incurred or accrued when related to an uncertain tax position. See Note 15 – Income Taxes.

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

We have a variety of syndicated credit facilities with several of the included financial institutions also providing vehicle financing for certain new vehicles, vehicles that are designated for use as service loaners and mortgage

NOTES TO FINANCIAL STATEMENTS	F-15

financing. These credit facilities are the primary source of floor plan financing for our new vehicle inventory and also provides used vehicle financing and a revolving line of credit. The terms of the facilities extends through various dates through April 2026. At maturity, our financial condition could be materially adversely impacted if lenders are unable to provide credit that has typically been extended to us or with terms unacceptable to us. Our financial condition could be materially adversely impacted if these providers incur losses in the future or undergo funding limitations. See Note 9 – Credit Facilities and Long-Term Debt.

We anticipate continued organic growth and growth through acquisitions. This growth will require additional credit which may be unavailable or with terms unacceptable to us. If these events were to occur, we may not be able to borrow sufficient funds to facilitate our growth.

Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Estimates are used in the calculation of certain reserves maintained for charge-backs on estimated cancellations of service contracts; life, accident and disability insurance policies; finance fees from customer financing contracts and uncollectible accounts receivable.

Estimates are also used in our allowance for loan and lease losses, which represents the net credit losses expected over the remaining contractual life of our finance receivables. Because net loss performance can vary substantially over time, estimating net losses requires assumptions about matters that are uncertain. The allowance for loan and lease losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Determining the appropriateness of the allowance for loan and lease losses requires management to exercise judgement about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance or loan and lease losses and, therefore, net earnings.

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

We offer a limited warranty on the sale of most retail used vehicles. This warranty is based on mileage and time. We also offer a mileage and time based warranty on parts used in our service repair work and on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. The annual activity for reserve increases and claims is immaterial. As of December 31, 2022 and 2021, the accrued warranty balance was $0.3 million and $0.6 million, respectively.

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

NOTES TO FINANCIAL STATEMENTS	F-16

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

We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $284.3 million and $239.0 million as of December 31, 2022, and December 31, 2021, respectively; and we recognized $44.6 million and $35.0 million of revenue in the years ended December 31, 2022, and December 31, 2021, respectively, related to our opening contract liability balances. Our contract liability balance is included in accrued liabilities and deferred revenue.

Finance and Insurance Sales
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract under the standard. Our contract asset balance was $12.5 million and $9.6 million as of December 31, 2022, and December 31, 2021, respectively; and is included in trade receivables and other non-current assets.

Segment Reporting
Historically, the Company had determined that operating segments were individual store locations, which were aggregated into reportable segments of Domestic, Import, and Luxury. This conclusion was primarily based on the chief operating decision maker’s (CODM’s) review of individual store results to assess performance and allocate resources, along with economic similarities within Domestic, Import, and Luxury stores. In the fourth quarter of 2022, we reevaluated our reporting segments based on our development and long-term strategy. The Company has experienced rapid growth in size as well as new expansion into synergistic business lines, transforming the way the business is managed. Considering the Company’s growth, evolution of its business model, and change in Company

NOTES TO FINANCIAL STATEMENTS	F-17

structure during 2022, management reevaluated its reporting segments and determined the operating segments (and reportable segments) as of December 31, 2022 are Vehicle Operations and Financing Operations. Based on this evaluation, we reclassified Financing Operations Income for the comparative periods from the “Corporate and Other” category to conform to current year presentation and consolidated our Domestic, Import, and Luxury segments into a new Vehicle Operations segment.

We determined our operating segments based on how the CODM reviews our operating results in assessing performance and allocating resources. The Financing Operations segment includes DFC, our captive finance company that serves as a lender for Lithia vehicle sales, and the Pfaff Leasing business acquired in 2021. The Vehicle Operations segment includes our retail automotive, recreational vehicles (RV), and motorcycle franchises that sell new vehicles, used vehicles, parts, repair and maintenance services, and vehicle finance and insurance products.

Corporate and other revenue and income include unallocated corporate overhead expenses, such as corporate personnel costs, and certain unallocated reserve and elimination adjustments. Additionally, certain internal corporate expense allocations increase segment income for Corporate and other while decreasing segment income for the other operating segments. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters that perform certain dealership functions.

We define our chief operating decision maker (CODM) to be our Chief Executive Officer. Historical and forecasted operational performance is evaluated on a consolidated basis and by segment by the CODM. We derive the operating results of the segments directly from our internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used to determine our consolidated results, except for the internal allocation within Corporate and other discussed above. Our CODM does not regularly review capital expenditures on a reporting unit level. Performance measurement of each reportable segment by the CODM is based on several metrics, including earnings from operations. The CODM uses these results, in part, to evaluate the performance of, and to allocate resources, primarily with expected inventory and working capital requirements, to each of the reportable segments. See Note 18 – Segments.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements to maintain consistency and comparability between periods presented. We reclassified certain components within our Consolidated Balance Sheets and Consolidated Statements of Cash Flows, to present activity and balances associated with Finance Receivables and Non-Recourse Notes Payable. We also reclassified components of our Consolidated Statements of Operations to present Finance Operations Income, and to change our presentation of segment reporting.

Recent Accounting Pronouncements
In March 2022, the FASB issued an accounting pronouncement (ASU 2022-02) related to troubled debt restructurings (TDRs) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We plan to adopt this pronouncement and make the necessary updates to our vintage disclosures for the interim period beginning January 1, 2023, and aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

NOTES TO FINANCIAL STATEMENTS	F-18

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
($ in millions)	2022	2021
Contracts in transit	$432.5	$304.9
Trade receivables	122.6	125.5
Vehicle receivables	105.4	106.6
Manufacturer receivables	151.9	120.5
Other receivables, current	3.8	31.7
	816.2	689.2
Less: Allowance for doubtful accounts	(3.1)	(3.7)
Total accounts receivable, net	$813.1	$685.5

The long-term components of accounts receivable and allowance for doubtful accounts were included as a component of other non-current assets in the Consolidated Balance Sheets.

NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE

The components of inventories consisted of the following:

	December 31,
($ in millions)	2022	2021
New vehicles	$1,679.8	$812.9
Used vehicles	1,529.3	1,418.3
Parts and accessories	200.3	154.3
Total inventories	$3,409.4	$2,385.5

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

	December 31,
($ in millions)	2022	2021
Floor plan notes payable: non-trade	$1,489.4	$835.9
Floor plan notes payable	627.2	354.2
Total floor plan debt	$2,116.6	$1,190.1

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates, ranging up to 6.01% as of December 31, 2022. Borrowings from and repayments to manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Floor Plan Notes Payable: Non-Trade
See credit facilities discussion in Note 9 – Credit Facilities and Long-Term Debt for more information on our floor plan commitments.

NOTES TO FINANCIAL STATEMENTS	F-19

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
($ in millions)	2022	2021
Land	$1,149.9	$965.6
Building and improvements	2,027.8	1,748.5
Service equipment	185.8	159.9
Furniture, office equipment, signs and fixtures	650.3	507.3
	4,013.8	3,381.3
Less accumulated depreciation	(526.8)	(422.6)
	3,487.0	2,958.7
Construction in progress	87.6	93.9
	$3,574.6	$3,052.6

Long-Lived Asset Impairment Charges
We recorded no impairment charges in 2022, 2021, and 2020 associated with property and equipment. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

NOTE 5. FINANCE RECEIVABLES

Our finance receivables are comprised of auto loan and lease receivables. Our auto loan receivables include amounts due from customers related to vehicle sales financed through DFC and Pfaff Leasing, secured by the related vehicles. Lease receivables include amounts related to vehicles leased through Pfaff Leasing, also secured by the related vehicles. These amounts are presented net of an allowance for estimated losses.

	December 31,
($ in millions)	2022	2021
Asset-backed term funding	$482.1	$331.2
Warehouse facilities	1,383.9	279.6
Other managed receivables	390.9	217.5
Total finance receivables	2,256.9	828.3
Less: Allowance for finance receivable losses	(69.3)	(25.0)
Finance receivables, net	$2,187.6	$803.3

Our allowance for finance receivable losses represents the net credit losses expected over the remaining contractual life of our managed receivables. During 2022, provision expense and net charge-offs increased primarily due to the higher volume of originations and resulting growth in the finance receivables balance. Also a contributing factor is the 3-4 month lag between charge-off and recovery. Collectively these factors drove an overall increase in the allowance. The allowances for credit losses related to finance receivables consisted of the following changes during the period:

	Year Ended December 31,
($ in millions)	2022	2021
Allowance at beginning of period	$25.0	$12.9
Charge-offs	(62.0)	(16.6)
Recoveries	19.1	8.8
Provision expense	87.2	19.9
Allowance at end of period	$69.3	$25.0
See Note 1 – Summary of Significant Accounting Policies for additional information on the allowance for credit losses related to finance receivables.

NOTES TO FINANCIAL STATEMENTS	F-20

Ending finance receivables (principal balances) by FICO score:

	As of December 31, 2022
	Year of Origination
($ in millions)	2022	2021	2020	Total
<599[1]	$63.0	$30.3	$4.8	$98.1
600-699	652.6	243.4	27.2	923.2
700-774	575.9	97.9	10.0	683.8
775+	369.5	21.5	4.5	395.5
Total auto loan receivables	$1,661.0	$393.1	$46.5	2,100.6
Other finance receivables (1)				156.3
Total finance receivables				$2,256.9

	As of December 31, 2021
	Year of Origination
($ in millions)	2021	2020	Total
<599[1]	$53.3	$9.5	$62.8
600-699	386.5	50.0	436.5
700-774	149.2	17.3	166.5
775+	30.3	7.0	37.3
Total auto loan receivables	$619.3	$83.8	703.1
Other finance receivables (1)			125.2
Total finance receivables			$828.3
(1)Includes legacy portfolio, loans that are originated with no FICO score available, and lease receivables.

NOTE 6. GOODWILL AND FRANCHISE VALUE

The following is a roll-forward of goodwill:

($ in millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2020 ¹	$593.0	$—	$593.0
Additions through acquisitions [2]	395.5	—	395.5
Reductions through divestitures	(11.2)	—	(11.2)
Balance as of December 31, 2021 ¹	977.3	—	977.3
Additions through acquisitions [3]	483.4	17.0	500.4
Reductions through divestitures	(17.9)	—	(17.9)
Currency translation	0.7	0.2	0.9
Balance as of December 31, 2022 ¹	$1,443.5	$17.2	$1,460.7
(1)Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
(2)Our purchase price allocation for the 2020 acquisitions were finalized in 2021. As a result, we added $395.5 million of goodwill.
(3)Our purchase price allocation for the 2021 acquisitions were finalized in 2022. As a result, we added $500.4 million of goodwill. Our purchase price allocation for the 2022 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 16 – Acquisitions.

The following is a roll-forward of franchise value:

($ in millions)	Franchise Value
Balance as of December 31, 2020	$350.2
Additions through acquisitions[1]	459.7
Reductions through divestitures	(8.9)
Reductions from impairments	(1.9)
Balance as of December 31, 2021	799.1
Additions through acquisitions[2]	1,088.4
Reductions through divestitures	(33.6)
Currency translation	2.3
Balance as of December 31, 2022	$1,856.2
(1)Our purchase price allocation for the 2020 acquisitions were finalized in 2021. As a result, we added $459.7 million of franchise value.

NOTES TO FINANCIAL STATEMENTS	F-21

(2)Our purchase price allocation for the 2021 acquisitions were finalized in 2022. As a result, we added $1,088.4 million of franchise value. Our purchase price allocation for the 2022 acquisitions are preliminary and is not yet allocated to our segments. See Note 16 – Acquisitions.

NOTE 7. NET INVESTMENT IN OPERATING LEASES

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

Net investment in operating leases was as follows:

	December 31,
($ in millions)	2022	2021
Vehicles, at cost (1)	$92.2	$66.0
Accumulated depreciation (1)	(7.6)	(0.9)
Net investment in operating leases	$84.6	$65.1
(1)Vehicles, at cost and accumulated depreciation are recorded in other non-current assets, on the Consolidated Balance Sheets.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

We rent or sublease certain real estate to third parties.

NOTES TO FINANCIAL STATEMENTS	F-22

The table below presents the lease-related liabilities and finance lease ROU assets recorded on the Consolidated Balance Sheets:

	December 31,
($ in millions)	2022	2021
Operating lease liabilities:
Current portion included in accrued liabilities	$51.7	$49.0
Noncurrent operating lease liabilities	346.6	361.7
Total operating lease liabilities	398.3	410.7
Finance lease liabilities:
Current portion included in current maturities of long-term debt	2.0	16.3
Long-term portion of lease liabilities in long-term debt	54.4	37.3
Total finance lease liabilities	56.4	53.6
Total lease liabilities	$454.7	$464.3
Finance lease right-of-use assets:
Total finance lease right-of-use assets (1)	$75.9	$58.7
Weighted-average remaining lease term:
Operating leases	7 years	8 years
Finance leases	10 years	11 years
Weighted-average discount rate:
Operating leases	4.31%	4.12%
Finance leases	4.85%	2.42%
(1)Finance lease right-of-use assets included in property and equipment, net of accumulated depreciation.

The components of lease costs, which were included in selling, general and administrative in our Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
($ in millions)	2022	2021
Operating lease cost (1)	$77.9	$53.1
Variable lease cost (2)	5.6	3.5
Amortization of finance lease right-of-use assets	4.2	5.9
Interest on finance lease liabilities	3.7	4.2
Sublease income	(7.5)	(6.4)
Total lease costs	$83.9	$60.3
(1)Includes short-term and month-to-month lease costs, which are immaterial.
(2)Variable lease cost generally includes reimbursement for actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased real estate.

Rent expense, net of sublease income, for all operating leases was $41.2 million for the year ended December 31, 2020. This amount is included as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

As of December 31, 2022, the maturities of our operating and finance lease liabilities were as follows:

($ in millions)	Operating Lease Liabilities	Finance Lease Liabilities
Year Ending December 31,
2023	$70.5	$4.6
2024	63.7	10.2
2025	59.7	22.2
2026	50.2	2.9
2027	44.6	3.0
Thereafter	235.6	26.9
Total minimum lease payments	524.3	69.8
Less: present value adjustment	(126.0)	(13.4)
Total lease liabilities	$398.3	$56.4

NOTES TO FINANCIAL STATEMENTS	F-23

Charge-Backs for Various Contracts
We have recorded a liability of $147.6 million as of December 31, 2022 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows:

Year Ending December 31,	($ in millions)
2023	$79.9
2024	41.1
2025	18.6
2026	6.4
2027	1.4
Thereafter	0.2
Total	$147.6

Lifetime Lube, Oil and Filter and At Home Valet Contracts
We retain the obligation for lifetime lube, oil and filter service contracts and at home valet contracts sold to our customers and assumed the liability of certain existing lifetime lube, oil and filter contracts. These amounts are recorded as a contract liability. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2022, we had a contract liability balance of $284.9 million associated with these contracts and estimate the contract liability will be recognized as follows:

Year Ending December 31,	($ in millions)
2023	$58.5
2024	47.0
2025	37.5
2026	29.8
2027	24.0
Thereafter	88.1
Total	$284.9

The contract liability balance is recorded as components of deferred revenue and accrued liabilities in our Consolidated Balance Sheets.

Self-insurance Programs
We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance and workers’ compensation insurance. Third parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2022 and 2021, we had liabilities associated with these programs of $67.4 million and $56.4 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

NOTES TO FINANCIAL STATEMENTS	F-24

NOTE 9. CREDIT FACILITIES AND LONG-TERM DEBT

Below is a summary of our outstanding balances on credit facilities and long-term debt:

		December 31,
($ in millions)	Maturity Dates	2022	2021
Long-term debt:
Used and service loaner vehicle inventory financing commitments	Various dates through Apr 2026	$877.2	$500.0
Revolving lines of credit	Various dates through Apr 2026	927.6	129.9
Warehouse facilities	Various dates through Nov 2025	930.0	90.0
Total lines of credit		2,734.8	719.9
Real estate mortgages	Various dates through Jan 2043	580.1	592.9
Finance lease obligations	Various dates through Aug 2037	56.4	53.6
4.625% Senior notes due 2027	Dec 2027	400.0	400.0
4.375% Senior notes due 2031	Jan 2031	550.0	550.0
3.875% Senior notes due 2029	Jun 2029	800.0	800.0
Other debt	Various dates through Jan 2024	16.6	1.9
Total long-term debt outstanding		5,137.9	3,118.3
Less: unamortized debt issuance costs		(29.1)	(26.5)
Less: current maturities (net of current debt issuance costs)		(20.5)	(223.7)
Long-term debt, less current maturities		$5,088.3	$2,868.1

Non-recourse notes payable	Various dates through Apr 2030	$422.2	$317.6

Credit Facilities
US Bank Syndicated Credit Facility
On November 21, 2022, we amended our existing syndicated credit facility (USB credit facility), comprised of 20 financial institutions, including eight manufacturer-affiliated finance companies, maturing April 29, 2026.

This USB credit facility provides for a total financing commitment of $3.75 billion, which may be further expanded, subject to lender approval and the satisfaction of other conditions, up to a total of $4.5 billion. The allocation of the financing commitment is for up to $800 million in used vehicle inventory floorplan financing, up to $1.5 billion in revolving financing for general corporate purposes, including acquisitions and working capital, up to $1.4 billion in new vehicle inventory floorplan financing, and up to $50 million in service loaner vehicle floorplan financing. We have the option to reallocate the commitments under this USB credit facility, provided that the aggregate revolving loan commitment may not be more than 40% of the amount of the aggregate commitment, and the aggregate service loaner vehicle floorplan commitment may not be more than the 3% of the amount of the aggregate commitment. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

Our obligations under our USB credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts receivable (and other rights to payment) and our equity interests in certain of our subsidiaries. Under our USB credit facility, our obligations relating to new vehicle floor plan loans are secured only by collateral owned by borrowers of new vehicle floor plan loans under the USB credit facility.

The interest rate on the USB credit facility varies based on the type of debt, with the rate of one-day SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.10% for new vehicle floor plan financing, 1.40% for used vehicle floor plan financing, 1.20% for service loaner floor plan financing, and a variable interest rate on the revolving financing ranging from 1.00% to 2.00% depending on our leverage ratio. The annual interest rates associated with our floor plan commitments are as follows:

Commitment	Annual Interest Rate at December 31, 2022
New vehicle floor plan	5.51%
Used vehicle floor plan	5.81%
Service loaner floor plan	5.51%
Revolving line of credit	5.41%

NOTES TO FINANCIAL STATEMENTS	F-25

Under the terms of our USB credit facility, we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our USB credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2022
Fixed charge coverage ratio	Not less than 1.20 to 1	5.81 to 1
Leverage ratio	Not more than 5.75 to 1	1.36 to 1

Bank of Nova Scotia Syndicated Credit Facility
On June 3, 2022, we entered into a syndicated credit agreement with The Bank of Nova Scotia as agent (BNS credit facility), comprised of six financing institutions, including two manufacturer-affiliated finance companies.

The BNS credit facility provides for a total financing commitment of approximately $1.1 billion CAD, including a working capital revolving credit facility of up to $100 million CAD, a wholesale flooring facility for new vehicles up to $500 million CAD, used vehicle flooring facility of up to $100 million CAD, wholesale leasing facility of up to $400 million CAD, and daily rental vehicle facility up to $25 million CAD.

Commitment	Annual Interest Rate at December 31, 2022
Wholesale flooring facility	5.76%
Used vehicle flooring facility	6.01%
Daily rental facility	5.96%
Wholesale leasing facility	6.06%
Working capital revolving facility	6.01%

All Canadian facilities other than the wholesale flooring facility, which is a demand facility, mature on June 3, 2025. The credit agreement includes various financial and other covenants typical of such agreements. As of December 31, 2022, we were in compliance with all such covenants.

Wells Fargo Syndicated Real Estate Facility
On November 30, 2022, we amended our existing syndicated real estate backed facility with Wells Fargo Bank, National Association, as agent (WFB credit facility), which includes eight financial institutions, including two manufacturer affiliated finance companies, maturing July 14, 2025.

The WFB credit facility currently provides a total financing commitment of up to $216.2 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on the WFB credit facility uses Daily Simple SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 2.00%-2.50% based on our leverage ratio.

The WFB credit facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum fixed charge coverage ratio and a maximum leverage ratio, consistent with those under our existing syndicated credit facility with U.S. Bank National Association as administrative agent. As of December 31, 2022, no amounts were outstanding on the WFB credit facility.

Ally Real Estate Facility
On December 28, 2022, we amended our existing real estate backed facility with Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey), as lender. The credit agreement matures on September 12, 2025 and provides for a revolving line of credit facility (Ally credit facility) of up to $300 million and is secured by real estate owned by us. The Ally credit facility will bear interest at a rate per annum equal to the greater of 3.00% or the prime rate designated by Ally Bank, minus 40 basis points. The Ally credit facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties. Financial covenants, including the requirements to maintain minimum fixed charge coverage ratio and a maximum leverage ratio, consistent with those under our existing syndicated credit facility with US Bank National Association as administrative agent. The covenants restrict us from disposing of assets and granting additional security interests. As of December 31, 2022, no amounts were outstanding on the Ally credit facility.

NOTES TO FINANCIAL STATEMENTS	F-26

JPM Warehouse facility
On November 17, 2022, we amended our existing securitization facility for our auto loan portfolio (JPM warehouse facility) with JPMorgan Chase Bank, as administrative agent and committed lender, and Chariot Funding LLC, as conduit lender.

The JPM warehouse facility provides initial commitments for borrowings of up to $1.0 billion and matures on July 29, 2024. The interest rate on the JPM warehouse facility varies based on JPM’s Commercial Paper rate plus 1.70%. As of December 31, 2022, we had $785.0 million drawn on the JPM warehouse facility.

Mizuho Warehouse facility
On November 1, 2022, we entered into a loan agreement, establishing a securitization facility for our auto loan portfolio (Mizuho warehouse facility), with Mizuho Bank Ltd. as administrative agent and account bank.

The Mizuho warehouse facility provides initial commitments for borrowings of up to $500 million and matures on November 1, 2025. The interest rate on the Mizuho warehouse facility varies based on the Daily Simple SOFR rate plus 1.30%. As of December 31, 2022, we had $145 million drawn on the Mizuho warehouse facility.

Non-Recourse Notes Payable
DFC auto loans receivable are temporarily funded through our warehouse facilities until they can be funded through non-recourse asset-backed term transactions. These non-recourse funding vehicles are structured to legally isolate the auto loans receivable, and we would not expect to be able to access the assets of our non-recourse funding vehicles, even in insolvency, receivership or conservatorship proceedings. Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loans receivable. We do, however, continue to have the rights associated with the interest we retain in these non-recourse funding vehicles.

In August 2022, we issued $298.1 million in non-recourse notes payable related to the asset-backed term funding transaction. Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of December 31, 2022	Initial Principal Amount	Issuance Date	Interest Rate	Final Distribution Date
LAD Auto Receivables Trust 2021-1 Class A	$115.0	$282.8	11/19/21	1.30%	08/17/26
LAD Auto Receivables Trust 2021-1 Class B	18.3	18.3	11/19/21	1.94%	11/16/26
LAD Auto Receivables Trust 2021-1 Class C	26.0	26.0	11/19/21	2.35%	04/15/27
LAD Auto Receivables Trust 2021-1 Class D	17.2	17.2	11/19/21	3.99%	11/15/29
LAD Auto Receivables Trust 2022-1 Class A	207.2	259.7	08/09/22	5.21%	06/15/27
LAD Auto Receivables Trust 2022-1 Class B	15.5	15.5	08/09/22	5.87%	09/15/27
LAD Auto Receivables Trust 2022-1 Class C	23.0	22.9	08/09/22	6.85%	04/15/30
Total non-recourse notes payable	$422.2	$642.4

Senior Notes
Below is a summary of outstanding senior notes issued:

($ in millions)	Principal Amount	Earliest Redemption Date	% Currently Redeemable	Current Redemption Price	Maturity Date	Interest Payment Dates
4.625% Senior notes due 2027	$400.0	12/15/22	100%	102.313%	12/15/27	Jun 15, Dec 15
4.375% Senior notes due 2031	550.0	10/15/25	40%	104.375%	01/15/31	Jan 15, Jul 15
3.875% Senior notes due 2029	800.0	06/01/24	40%	103.875%	06/01/29	Jun 1, Dec 1
Total senior notes	$1,750.0

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

NOTES TO FINANCIAL STATEMENTS	F-27

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 8.0% at December 31, 2022. The mortgages are payable in various installments through July 1, 2038. December 31, 2022, we had fixed interest rates on 71.7% of our outstanding mortgage debt.

We have finance lease obligations with some of our leased real estate. Interest rates related to this debt ranged from 2.5% to 8.5% at December 31, 2022. The leases have terms extending through August 2037.

Our other debt includes sellers’ notes and debt associated with our Pfaff Leasing operations. The interest rates associated with our other debt ranged from 2.3% to 10.0% at December 31, 2022. This debt, which totaled $16.6 million at December 31, 2022, is due in various installments through February 28, 2029.

Future Principal Payments
The schedule of future principal payments associated with real estate mortgages, finance lease liabilities, our senior notes and other debt as of December 31, 2022 was as follows:

Year Ending December 31,	($ in millions)
2023	$26.7
2024	74.8
2025	74.1
2026	49.3
2027	473.8
Thereafter	1,688.9
Total principal payments	$2,387.6
This table does not include future payments related to revolving lines of credit, non-recourse notes payable, and other debt associated with our Pfaff Leasing operations.

NOTE 10. 401(K) PROFIT SHARING, DEFERRED COMPENSATION AND LONG-TERM INCENTIVE PLANS

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $29.9 million, $18.8 million, and $9.0 million were recognized for the years ended December 31, 2022, 2021 and 2020, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

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

The following is a summary related to our SERP:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Compensation expense	$1.1	$1.4	$1.2
Total discretionary contribution	$1.0	$0.9	$0.9
Guaranteed annual return	5.00%	5.00%	5.00%

As of December 31, 2022 and 2021, the balance due to participants was $63.0 million and $51.9 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

We account for derivative financial instruments by recording the fair value as either an asset or liability in our Consolidated Balance Sheets and recognize the resulting gains or losses as adjustments to accumulated other comprehensive income (loss). We do not hold or issue derivative financial instruments for trading or speculative

NOTES TO FINANCIAL STATEMENTS	F-28

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

The table below presents the liabilities related to the zero-cost interest rate collar:

($ in millions)	Accrued Liabilities	Other Long-Term Liabilities	Other Non-Current Assets	Total
Balance as of December 31, 2019	$(0.1)	$(0.9)	$—	$(1.0)
Amounts reclassified from AOCI to floorplan interest expense	1.8	—	—	1.8
Loss recorded from interest rate collar	(4.3)	(5.1)	—	(9.4)
Balance as of December 31, 2020	(2.6)	(6.0)	—	(8.6)
Amounts reclassified from AOCI to floorplan interest expense	2.8	—	—	2.8
Loss recorded from interest rate collar	(2.1)	5.3	—	3.2
Balance as of December 31, 2021	(1.9)	(0.7)	—	(2.6)
Amounts reclassified from AOCI to floorplan interest expense	0.7	—	(2.7)	(2.0)
Gain recorded from interest rate collar	1.2	0.7	2.7	4.6
Balance as of December 31, 2022	$—	$—	$—	$—

We also entered into four other, immaterial and offsetting, derivative arrangements that do not qualify for hedge accounting. These are related to a securitization facility, effective October 2, 2020 and June 15, 2021. We purchased and sold offsetting interest rate caps, all of which are 5-years long with notional amounts totaling $298 million. As of December 31, 2022, the balance in all four agreements was an offsetting $22.1 million and was located in other current assets and accrued liabilities, respectively.

See Note 14 – Fair Value Measurements for information on the fair value of the derivative contracts.

NOTE 12. EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST

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

On November 1, 2022, our Board of Directors approved an additional $450 million repurchase authorization of our common stock. This new authorization is in addition to the amount previously authorized by the Board for repurchase. Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2022		Cumulative Repurchases as of December 31, 2022
	Shares	Average Price	Shares	Average Price
Share repurchase authorization	2,428,850	$276.42	6,904,781	$173.59

As of December 31, 2022, we had $501.4 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2022, we repurchased 56,911 shares at an average price of $296.86 per share, for a total of $16.9 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to

NOTES TO FINANCIAL STATEMENTS	F-29

tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

The following is a summary of our repurchases in the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Shares repurchased pursuant to repurchase authorizations	2,428,850	756,883	563,953
Total purchase price ($ in millions)	$671.4	$214.8	$46.1
Average purchase price per share	$276.42	$283.75	$81.71
Shares repurchased in association with tax withholdings on the vesting of RSUs	56,911	54,318	30,620

Dividends
We declared and paid dividends on our common stock as follows:

Quarter declared	Dividend amount per share	Total amount of dividends paid ($ in millions)
2020
First quarter	$0.30	$7.0
Second quarter	0.30	6.8
Third quarter	0.31	7.1
Fourth quarter	0.31	8.2
2021
First quarter	$0.31	$8.2
Second quarter	0.35	9.3
Third quarter	0.35	10.6
Fourth quarter	0.35	10.6
2022
First quarter	$0.35	$10.3
Second quarter	0.42	11.9
Third quarter	0.42	11.6
Fourth quarter	0.42	11.4

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

Redeemable Non-controlling Interest
On August 30, 2021, we expanded into Canada through a partnership with Toronto-based Pfaff Automotive Partners. As part of the acquisition, we were granted the right to purchase (Call Option), and granted Pfaff Automotive a right to sell (Put Option), the remaining interest after a three-year period, with a purchase price based on Pfaff’s pro rata share of assets at the date of exercise of the Call or Put Option, as applicable. The redeemable non-controlling interest is classified as mezzanine equity in the accompanying Consolidated Balance Sheets. The non-controlling interest is adjusted each reporting period for income (loss) attributable to the non-controlling interest and any adjustments in fair value.

NOTE 13. STOCK-BASED COMPENSATION

2009 Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) allows for the issuance of 3.0 million shares of our common stock. The 2009 ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board of Directors.

NOTES TO FINANCIAL STATEMENTS	F-30

Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period.

Following is information regarding our 2009 ESPP:

Year Ended December 31,	2022
Shares purchased pursuant to 2009 ESPP	157,507
Weighted average per share price of shares purchased	$218.59
Weighted average per share discount from market value for shares purchased	$38.57

As of December 31,	2022
Shares available for purchase pursuant to 2009 ESPP	1,151,846

Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

2013 Stock Incentive Plan
Our 2013 Stock Incentive Plan, as amended, (the “2013 Plan”) allows for the grant of a total of 3.8 million shares in the form of stock appreciation rights, qualified stock options, nonqualified stock options, restricted share awards and restricted stock unit awards (RSUs) to our officers, key employees, directors and consultants. The 2013 Plan is administered by the Compensation Committee of the Board of Directors and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2022, 943,888 shares of common stock were available for future grants. As of December 31, 2022, there were no stock appreciation rights, qualified stock options, nonqualified stock options or restricted share awards outstanding.

Restricted Stock Unit Awards
RSU grants vest over a period of time up to four years from the date of grant. RSU activity was as follows:

	RSUs	Weighted average per share grant date fair value
Balance, December 31, 2021	466,860	$159.85
Granted	138,420	294.32
Vested	(147,441)	110.77
Forfeited	(41,961)	164.88
Balance, December 31, 2022	415,878	224.00

We granted 18,080 time-vesting RSUs to members of our Board of Directors and employees in 2022. Each grant entitles the holder to receive shares of our common stock upon vesting. A portion of the RSUs vest over four years, beginning on the second anniversary of the grant date, for employees and vests quarterly for our Board of Directors, over their service period.

Certain key employees were granted 120,340 performance and time-vesting RSUs in 2022. Of these, 48,979 shares were earned based on attaining various target levels of operational performance. Based on the levels of performance achieved in 2022, a weighted average attainment level of 50.9% for these RSUs was met. These RSUs will vest over four years from the grant date.

Stock-Based Compensation
As of December 31, 2022, unrecognized stock-based compensation related to outstanding, but unvested RSUs was $16.5 million, which will be recognized over the remaining weighted average vesting period of 2.4 years.

NOTES TO FINANCIAL STATEMENTS	F-31

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2022	2021	2020
Per share intrinsic value of non-vested stock granted	$294.32	$312.83	$130.89
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	38.57	50.58	22.97
Fair value of non-vested stock that vested during the period ($ in millions)	110.8	107.5	108.5
Stock-based compensation recognized in Consolidated Statements of Operations, as a component of selling, general and administrative expense ($ in millions)	41.1	34.7	23.2
Tax benefit recognized in Consolidated Statements of Operations ($ in millions)	12.4	11.9	3.7
Cash received from options exercised and shares purchased under all share-based arrangements ($ in millions)	34.4	29.6	14.8
Tax deduction realized related to stock options exercised ($ in millions)	43.7	41.8	13.6

NOTE 14. FAIR VALUE MEASUREMENTS

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

We determined the carrying value of accounts receivable, trade payables, accrued liabilities, finance receivables, and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have investments primarily consisting of our investment in Shift Technologies, Inc. (Shift), a San Francisco-based digital retail company. Shift has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. We calculated the fair value of this investment using quoted prices for the identical asset (Level 1) and recorded the fair value as part of other non-current assets. An additional component of our investment in Shift consists of shares in escrow subject to release upon certain market conditions being met. The fair value of this component of our investment in Shift is measured using observable Level 2 market expectations at each measurement date and is recorded as part of other non-current assets. For the year ended December 31, 2022, we recognized a $39.2 million unrealized investment loss related to Shift, which was recorded as a component of other (expense) income, net, compared to a $66.4 million unrealized investment loss for the year ended December 31, 2021.

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes, non-recourse notes payable, and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1). The fair value of non-recourse notes payable are measured using observable Level 2 market expectations at each measurement date. The calculated estimated fair values of the fixed rate real estate mortgages and finance lease liabilities use a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt.

We have derivative instruments consisting of an offsetting set of interest rate caps. The fair value of derivative assets and liabilities are measured using observable Level 2 market expectations at each measurement date and is recorded as other current assets, current liabilities and other long-term liabilities in the Consolidated Balance Sheets. See Note 11 – Derivative Financial Instruments for more details regarding our derivative contracts.

Nonfinancial assets such as goodwill, franchise value, or other long-lived assets are measured and recorded at fair value during a business combination or when there is an indicator of impairment. We evaluate our goodwill and franchise value using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the carrying value exceeds the fair value, we would further evaluate for potential impairment using a quantitative assessment. The quantitative assessment estimates fair values using unobservable (Level 3) inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, and

NOTES TO FINANCIAL STATEMENTS	F-32

cost of capital, for which we utilize certain market participant-based assumptions we believe to be reasonable. We estimate the value of other long-lived assets that are recorded at fair value on a non-recurring basis on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. Because these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.

There were no changes to our valuation techniques during the year ended December 31, 2022.

Below are our assets and liabilities that are measured at fair value on a recurring basis:

	As of December 31
	2022				2021
($ in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Investments
Shift Technologies, Inc.	$1.8	$1.8	$—	$—	$40.9	$40.4	$0.5	$—

Derivatives
Derivative assets	22.1	—	22.1	—	6.4	—	6.4	—
Derivative liabilities	22.1	—	22.1	—	8.9	—	8.9	—

Fixed rate debt (1)
4.625% Senior notes due 2027	400.0	364.0	—	—	400.0	420.0	—	—
4.375% Senior notes due 2031	550.0	448.3	—	—	550.0	583.0	—	—
3.875% Senior notes due 2029	800.0	656.0	—	—	800.0	815.0	—	—
Non-recourse notes payable	422.2	—	411.8	—	317.6	—	316.8	—
Real estate mortgages and other debt	489.0	—	399.0	—	477.6	—	488.7	—
(1)Excluding unamortized debt issuance cost

No impairment charges were recorded in 2022.

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

NOTES TO FINANCIAL STATEMENTS	F-33

NOTE 15. INCOME TAXES

Income Tax Provision
The income tax provision was as follows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Current:
Federal	$269.2	$266.2	$108.9
State	105.5	111.6	50.3
Foreign	(0.9)	1.2	—
	373.8	379.0	159.2
Deferred:
Federal	73.4	38.2	17.6
State	13.5	3.8	1.4
Foreign	7.7	1.1	—
	94.6	43.1	19.0
Total	$468.4	$422.1	$178.2

At December 31, 2022, we had income taxes receivable of $33.6 million included as a component of other current assets in our Consolidated Balance Sheets. At December 31, 2021, we had income taxes payable of $43.0 million included as a component of accrued liabilities in our Consolidated Balance Sheets.

The reconciliation between amounts computed using the federal income tax rate of 21% and our income tax provision is shown in the following tabulation:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Federal tax provision at statutory rate	$363.3	$311.7	$136.2
State taxes, net of federal income tax benefit	76.9	85.4	40.4
Non-deductible items	5.0	4.8	2.8
Permanent differences related to stock compensation	(2.4)	(2.6)	(0.5)
Net change in valuation allowance	25.0	25.3	0.5
General business credits	(2.6)	(2.3)	(1.3)
Foreign Rate Differential	1.4	0.5	—
Other	1.8	(0.7)	0.1
Income tax provision	$468.4	$422.1	$178.2

NOTES TO FINANCIAL STATEMENTS	F-34

Deferred Taxes
Individually significant components of the deferred tax assets and (liabilities) are presented below:

	December 31,
($ in millions)	2022	2021
Deferred tax assets:
Deferred revenue and cancellation reserves	$126.6	$95.3
Allowances and accruals, including state tax carryforward amounts	71.3	69.1
Lease liability	103.2	107.6
Credits and other	5.1	1.8
Net operating losses	27.9	3.7
Valuation allowance	(51.4)	(26.4)
Total deferred tax assets	282.7	251.1

Deferred tax liabilities:
Inventories	(39.2)	(20.1)
Goodwill	(157.7)	(112.3)
Property and equipment, principally due to differences in depreciation	(233.0)	(185.9)
Right of use asset	(99.0)	(103.7)
Prepaid expenses and other	(40.1)	(20.1)
Total deferred tax liabilities	(569.0)	(442.1)
Total	$(286.3)	$(191.0)

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

As of December 31, 2022, we had a $51.4 million valuation allowance recorded associated with our deferred tax assets. Of the total valuation allowance, $34.0 million relates to our investment in Shift Technologies Inc. (Shift) and $17.4 million relates to state net operating losses generated in current and previous years. The Shift valuation allowance increased $9.7 million in the current year as a result of reduction in Shift valuation during the year, the benefit of which is not expected to be realized. The state NOL valuation allowance increased $15.3 million in the current year as a result of losses incurred, the benefits of which are not expected to be realized.

As of December 31, 2022, we had state net operating loss (NOL) carryforward amounts totaling approximately $17.4 million, tax effected, with expiration dates through 2042. We believe that it is more likely than not that the benefit from certain state NOL carryforward amounts will not be realized. In recognition of this risk, we have recorded a valuation allowance of $17.4 million on the deferred tax assets relating to these state NOL carryforwards as discussed above. As of December 31, 2022, we had Canadian net operating loss (NOL) carryforward amounts totaling $10.5 million, tax effected, with expiration dates through 2042.

We have taken the position that we intend to indefinitely reinvest the earnings of our Canadian subsidiaries to ensure there is sufficient working capital to expand operations in Canada. Accordingly, we have not recorded a deferred tax liability related to foreign withholding taxes on approximately $72.9 million of undistributed earnings of these Canadian subsidiaries as of December 31, 2022. Approximately $3.6 million of tax would be payable upon the remittance of these undistributed earnings.

Unrecognized Tax Benefits
The following is a reconciliation of our unrecognized tax benefits for December 31, 2022, 2021, and 2020:

($ in millions)
Balance, December 31, 2020	$0.2
Increase related to tax positions taken - current year	0.1
Balance, December 31, 2021	0.3
Increase related to tax positions taken - current year	0.3
Balance, December 31, 2022	$0.6

NOTES TO FINANCIAL STATEMENTS	F-35

Open tax years at December 31, 2022 included the following:

Federal	2019 - 2022
States (30)	2018 - 2022
Canada	2021 - 2022

NOTE 16. ACQUISITIONS

In 2022, we completed the following acquisitions:
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
•In June 2022, Henderson Hyundai Superstore in Nevada.
•In June 2022, Lehman Auto Group in Florida.
•In July 2022, Elk Grove Ford in California.
•In September 2022, Wilde Honda, Wilde Subaru, Wilde Chrysler Dodge Jeep Ram, Wilde Toyota, and Wilde East Towne Honda in Wisconsin.
•In October 2022, Seattle Airstream Adventures and Spokane Airstream Adventures in Washington.
•In October 2022, Portland Airstream Adventures and Ultimate Airstream Adventures in Oregon.
•In October 2022, Bay Area Airstream Adventures and South Bay Airstream Adventures in California.
•In October 2022, Boise Airstream Adventures in Idaho.
•In November 2022, Meador Chrysler Dodge Jeep Ram in Texas.
•In December 2022, Denver Exotics in Colorado.
•In December 2022, Glenn's Freedom Chrysler Jeep Dodge Ram in Kentucky.

Revenue and operating income contributed by the 2022 acquisitions subsequent to the date of acquisition were as follows:

Year Ended December 31,
($ in millions)	2022
Revenue	$1,404.0
Operating income	66.9

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
•In August 2021, Pfaff Automotive Partners in Canada.
•In September 2021, Curry Honda in Georgia.
•In September 2021, Orange Coast Chrysler Dodge Jeep Ram Fiat in California.
•In November 2021, Coral Springs Audi and Fort Lauderdale Audi in Florida.
•In November 2021, Pfaff Harley-Davidson in Canada.
•In December 2021, Elder Ford of Tampa in Florida.
•In December 2021, Elder Ford of Troy and Elder Ford of Romeo in Michigan.

NOTES TO FINANCIAL STATEMENTS	F-36

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

The following tables summarize the consideration paid for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date:

	Year Ended December 31,
($ in millions)	2022	2021
Cash paid, net of cash acquired	$1,240.8	$2,697.5
Contingent consideration	3.9	—
Redeemable non-controlling interest	—	33.1
Debt issued	—	356.0
Total consideration transferred	$1,244.7	$3,086.6

	Year Ended December 31,
($ in millions)	2022	2021
Trade receivables, net	$0.2	$1.3
Inventories	228.3	626.2
Franchise value	63.7	—
Goodwill	30.1	—
Property and equipment	379.9	767.5
Other assets	639.1	1,726.2
Floor plan notes payable	(0.7)	(4.0)
Debt and finance lease obligations	(78.5)	—
Other liabilities	(17.4)	(30.6)
Total net assets acquired and liabilities assumed	$1,244.7	$3,086.6

The purchase price allocations for the 2022 acquisitions are preliminary as we have not obtained all of the detailed information to finalize the opening balance sheet related to real estate purchased, leases assumed and the allocation of franchise value to each reporting unit. Management has recorded the purchase price allocations based on the information that is currently available.

We expect substantially all of the goodwill related to acquisitions completed in 2022 to be deductible for federal income tax purposes.

The purchase price allocations for the 2021 acquisitions were finalized in 2022, including amounts posted to contingent consideration, real estate, franchise value, and goodwill, reducing the amounts posted to “Other assets” shown in the table above.

We account for franchise value as an indefinite-lived intangible asset. We recognized $15.0 million and $20.2 million, respectively, in acquisition related expenses as a component of selling, general and administrative expenses in the Consolidated Statements of Operations in 2022 and 2021, respectively.

The following unaudited pro forma summary presents consolidated information as if the acquisitions had occurred on January 1 of the year:

	Year Ended December 31,
($ in millions, except for per share amounts)	2022	2021
Revenue	$29,748.1	$26,200.5
Net income	1,338.2	1,236.9
Basic net income per share	47.47	42.95
Diluted net income per share	47.25	42.64

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

NOTES TO FINANCIAL STATEMENTS	F-37

NOTE 17. NET INCOME PER SHARE OF COMMON STOCK

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (EPS) and diluted EPS:

	Year Ended December 31,
	2022	2021		2020
($ in millions, except for per share amounts)	Common stock	Class A	Class B	Class A	Class B
Net income from continuing operations applicable to common stockholders	$1,251.0	$1,059.5	$0.6	$460.9	$9.4
Reallocation of distributed net income due to conversion of class B to class A common shares outstanding	—	—	—	0.6	—
Conversion of class B common shares into class A common shares	—	0.6	—	8.8	—
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders - diluted	$1,251.0	$1,060.1	$0.6	$470.3	$9.4

Weighted average common shares outstanding – basic	28.2	28.8	—	23.3	0.5
Conversion of class B common shares into class A common shares	—	—	—	0.5	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.1	0.2	—	0.3	—
Weighted average common shares outstanding – diluted	28.3	29.0	—	24.1	0.5

Basic earnings per share attributable to Lithia Motors, Inc.	$44.38	$36.81	$36.81	$19.74	$19.74
Diluted earnings per share attributable to Lithia Motors, Inc.	$44.17	$36.54	$36.54	$19.53	$19.53
The effects of antidilutive securities on Class A and Class B common stock were evaluated for the years ended 2022, 2021, and 2020 and were determined to be immaterial.

NOTE 18. SEGMENTS

We operate in two reportable segments: Vehicle Operations and Financing Operations. Our Vehicle Operations consists of all aspects of our auto merchandising and service operations, excluding financing provided by our

NOTES TO FINANCIAL STATEMENTS	F-38

Financing Operations. Our Financing Operations segment provides financing to customers buying and leasing retail vehicles from our Vehicle Operations.

All other remaining unallocated corporate overhead expenses and internal charges are reported under “Corporate and Other”. Asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.

Certain financial information on a segment basis is as follows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Vehicle operations revenue	$28,187.8	$22,831.7	$13,126.5

Vehicle operations gross profit	5,154.3	4,263.9	2,225.0
Floor plan interest expense	(38.8)	(22.3)	(34.4)
Vehicle operations selling, general and administrative	(3,260.0)	(2,568.0)	(1,559.6)
Vehicle operations income	1,855.5	1,673.6	631.0

Financing operations interest margin:
Interest, fee, and lease income	134.1	45.9	13.9
Interest expense	(52.2)	(4.8)	(1.5)
Total interest margin	81.9	41.1	12.4
Selling, general and administrative	(32.0)	(18.2)	(8.9)
Total pre-provision income	49.9	22.9	3.5
Provision for loan and lease losses	(44.4)	(9.4)	3.0
Depreciation and amortization	(9.5)	(2.5)	—
Financing operations (loss) income	(4.0)	11.0	6.5

Total segment income for reportable segments	1,851.6	1,684.5	637.4

Corporate and other	213.9	80.4	113.2
Depreciation and amortization	(163.2)	(124.8)	(92.3)
Other interest expense	(129.1)	(103.4)	(71.6)
Other income (expense), net	(43.2)	(52.0)	61.8
Income before income taxes	$1,730.0	$1,484.8	$648.5

NOTE 19. SUBSEQUENT EVENTS

US Bank Syndicated Credit Facility
On February 9, 2023, we entered into a Fourth Amendment to our Fourth Amended and Restated Loan Agreement with U.S. Bank National Association as agent for the lenders, and each of the lenders party to the agreement, as lenders. Among other changes, the Fourth Amendment increases the total financing commitment from $3.75 billion to $4.5 billion, which may be further expanded, subject to lender approval and the satisfaction of other conditions, up to a total of $5.5 billion.

NOTES TO FINANCIAL STATEMENTS	F-39