Form 10-Q
period 2023-03-31
LITHIA MOTORS INC
filed 2023-04-28
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023, there were 27,527,767 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and restricted cash	$299.4	$246.7
Accounts receivable, net of allowance for doubtful accounts of $3.1 and $3.1	843.1	813.1
Inventories, net	3,855.6	3,409.4
Other current assets	149.6	161.7
Total current assets	5,147.7	4,630.9

Property and equipment, net of accumulated depreciation of $618.9 and $526.8	3,719.7	3,574.6
Operating lease right-of-use assets	473.9	381.9
Finance receivables, net of allowance for estimated losses of $82.2 and $69.3	2,584.8	2,187.6
Goodwill	1,516.2	1,460.7
Franchise value	1,929.0	1,856.2
Other non-current assets	1,050.1	914.7
Total assets	$16,421.4	$15,006.6

Liabilities and equity
Current liabilities:
Floor plan notes payable	$999.3	$627.2
Floor plan notes payable: non-trade	1,664.9	1,489.4
Current maturities of long-term debt	35.9	20.5
Current maturities of non-recourse notes payable	46.2	—
Trade payables	320.0	258.4
Accrued liabilities	881.7	782.7
Total current liabilities	3,948.0	3,178.2

Long-term debt, less current maturities	5,066.0	5,088.3
Non-recourse notes payable, less current maturities	779.2	422.2
Deferred revenue	234.0	226.7
Deferred income taxes	290.6	286.3
Non-current operating lease liabilities	427.7	346.6
Other long-term liabilities	194.1	207.2
Total liabilities	10,939.6	9,755.5

Redeemable non-controlling interest	40.9	40.7

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 27.5 and 27.3	1,105.5	1,082.1
Additional paid-in capital	54.2	76.8
Accumulated other comprehensive loss	(4.9)	(18.0)
Retained earnings	4,282.5	4,065.3
Total stockholders’ equity - Lithia Motors, Inc.	5,437.3	5,206.2
Non-controlling interest	3.6	4.2
Total equity	5,440.9	5,210.4
Total liabilities, redeemable non-controlling interest and equity	$16,421.4	$15,006.6

 See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	1

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,
(In millions, except per share amounts; Unaudited)	2023	2022
Revenues:
New vehicle retail	$3,278.9	$3,061.8
Used vehicle retail	2,227.5	2,234.5
Used vehicle wholesale	356.7	385.8
Finance and insurance	318.3	313.2
Service, body and parts	736.3	627.8
Fleet and other	56.1	82.2
Total revenues	6,973.8	6,705.3
Cost of sales:
New vehicle retail	2,945.1	2,660.5
Used vehicle retail	2,061.8	2,010.7
Used vehicle wholesale	359.5	378.1
Service, body and parts	341.9	298.8
Fleet and other	54.0	79.1
Total cost of sales	5,762.3	5,427.2
Gross profit	1,211.5	1,278.1

Financing operations (loss) income	(20.8)	5.0

Selling, general and administrative	764.4	739.9
Depreciation and amortization	47.3	36.5
Operating income	379.0	506.7
Floor plan interest expense	(27.7)	(4.9)
Other interest expense, net	(39.0)	(26.2)
Other income (expense), net	2.0	(5.8)
Income before income taxes	314.3	469.8
Income tax provision	(84.7)	(126.2)
Net income	229.6	343.6
Net income attributable to non-controlling interest	(0.7)	(0.5)
Net income attributable to redeemable non-controlling interest	(0.2)	(0.9)
Net income attributable to Lithia Motors, Inc.	$228.7	$342.2

Basic earnings per share attributable to Lithia Motors, Inc.	$8.32	$11.59
Shares used in basic per share calculations	27.5	29.5

Diluted earnings per share attributable to Lithia Motors, Inc.	$8.30	$11.55
Shares used in diluted per share calculations	27.5	29.6

Cash dividends paid per share	$0.42	$0.35

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31,
(In millions; Unaudited)	2023	2022
Net income	$229.6	$343.6
Other comprehensive income, net of tax:
Foreign currency translation adjustment	13.1	4.0
Gain on cash flow hedges, net of tax expense of none and ($1.4) respectively	—	3.9
Total other comprehensive income, net of tax	13.1	7.9
Comprehensive income	242.7	351.5

Comprehensive income attributable to non-controlling interest	(0.7)	(0.5)
Comprehensive income attributable to redeemable non-controlling interest	(0.2)	(0.9)
Comprehensive income attributable to Lithia Motors, Inc.	$241.8	$350.1

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Three Months Ended March 31,
(In millions; Unaudited)	2023	2022
Total equity, beginning balances	$5,210.4	$4,629.2

Common stock, beginning balances	1,082.1	1,711.6
Stock-based compensation expense	31.7	17.0
Issuance of stock in connection with employee stock purchase plans	6.1	7.8
Repurchase of common stock	(14.4)	(80.1)
Common stock, ending balances	1,105.5	1,656.3

Additional paid-in capital, beginning balances	76.8	58.3
Stock-based compensation expense	(22.6)	(6.5)
Additional paid-in capital, ending balances	54.2	51.8

Accumulated other comprehensive loss, beginning balances	(18.0)	(3.0)
Foreign currency translation adjustment	13.1	4.0
Gain on cash flow hedges, net of tax expense of none and ($1.4), respectively	—	3.9
Accumulated other comprehensive (loss) income, ending balances	(4.9)	4.9

Retained earnings, beginning balances	4,065.3	2,859.5
Net income attributable to Lithia Motors, Inc.	228.7	342.2
Dividends paid	(11.5)	(10.3)
Retained earnings, ending balances	4,282.5	3,191.4

Non-controlling interest, beginning balances	4.2	2.8
Distribution of non-controlling interest	(1.3)	—
Net income attributable to non-controlling interest	0.7	0.5
Non-controlling interest, ending balances	3.6	3.3

Total equity, ending balances	$5,440.9	$4,907.7

Redeemable non-controlling interest, beginning balances	$40.7	$34.0
Net income attributable to redeemable non-controlling interest	0.2	0.9
Redeemable non-controlling interest, ending balances	$40.9	$34.9

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
(In millions; Unaudited)	2023	2022
Cash flows from operating activities:
Net income	$229.6	$343.6
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	49.6	39.2
Stock-based compensation	9.1	10.5
Loss on disposal of other assets	0.1	0.9
Gain on disposal of franchise	(7.2)	(10.0)
Unrealized investment loss	0.5	14.9
Deferred income taxes	14.5	11.3
Amortization of operating lease right-of-use assets	15.7	3.6
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	23.9	(80.4)
Inventories	(56.9)	(244.9)
Finance receivables	(397.0)	(201.4)
Other assets	14.1	(55.2)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	38.9	33.7
Trade payables	(10.0)	26.0
Accrued liabilities	31.7	111.6
Other long-term liabilities and deferred revenue	(5.6)	22.9
Net cash (used in) provided by operating activities	(49.0)	26.3
Cash flows from investing activities:
Capital expenditures	(38.9)	(60.7)
Proceeds from sales of assets	0.8	6.8
Cash paid for other investments	(11.1)	(9.8)
Cash paid for acquisitions, net of cash acquired	(387.4)	(326.5)
Proceeds from sales of stores	22.7	32.9
Net cash used in investing activities	(413.9)	(357.3)
Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	187.6	177.1
Borrowings on lines of credit	3,462.9	2,295.0
Repayments on lines of credit	(3,503.3)	(2,029.8)
Principal payments on long-term debt and finance lease liabilities, scheduled	(8.7)	(23.6)
Principal payments on long-term debt and finance lease liabilities, other	(3.4)	(12.5)
Proceeds from issuance of long-term debt	10.4	16.2
Principal payments on non-recourse notes payable	(76.5)	(39.3)
Proceeds from issuance of non-recourse notes payable	479.7	—
Payment of debt issuance costs	(3.7)	—
Proceeds from issuance of common stock	6.1	7.8
Repurchase of common stock	(14.4)	(60.9)
Dividends paid	(11.5)	(10.3)
Payment of contingent consideration related to acquisitions	(14.0)	(3.7)
Other financing activity	(1.3)	—
Net cash provided by financing activities	509.9	316.0
Effect of exchange rate changes on cash and restricted cash	6.2	1.7
Increase (decrease) in cash and restricted cash	53.2	(13.3)
Cash and restricted cash at beginning of year	271.5	178.5
Cash and restricted cash at end of period	$324.7	$165.2

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Three Months Ended March 31,
(In millions)	2023	2022
Reconciliation of cash and restricted cash to the consolidated balance sheets
Cash	$184.9	$131.6
Restricted cash from collections on auto loans receivable and customer deposits	114.5	29.8
Cash and restricted cash	299.4	161.4
Restricted cash on deposit in reserve accounts, included in other non-current assets	25.3	3.8
Total cash and restricted cash reported in the Consolidated Statements of Cash Flows	$324.7	$165.2

Supplemental cash flow information:
Cash paid during the period for interest	$95.7	$29.3
Cash paid during the period for income taxes, net	5.2	5.1
Debt paid in connection with store disposals	1.6	—

Non-cash activities:
Debt assumed in connection with acquisitions	$365.4	$—
Acquisition of finance leases in connection with acquisitions	—	59.0
Right-of-use assets obtained in exchange for lease liabilities	103.8	8.5
Unsettled repurchases of common stock	—	19.1

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of March 31, 2023, and for the three months ended March 31, 2023 and 2022. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2022 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2022, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements to maintain consistency and comparability between periods presented. We reclassified certain components within our Consolidated Statements of Cash Flows, to present activity associated with Finance Receivables and Non-Recourse Notes Payable. We also reclassified components of our Consolidated Statements of Operations to present Finance Operations Income, and to change our presentation of segment reporting.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Contracts in transit	$397.1	$432.5
Trade receivables	135.2	122.6
Vehicle receivables	136.2	105.4
Manufacturer receivables	173.1	151.9
Other receivables, current	4.6	3.8
	846.2	816.2
Less: Allowance for doubtful accounts	(3.1)	(3.1)
Total accounts receivable, net	$843.1	$813.1

The long-term portions of accounts receivable and allowance for doubtful accounts were included as a component of other non-current assets in the Consolidated Balance Sheets.

NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE

The components of inventories, net, consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
New vehicles	$2,139.7	$1,679.8
Used vehicles	1,502.2	1,529.3
Parts and accessories	213.7	200.3
Total inventories	$3,855.6	$3,409.4
The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

(in millions)	March 31, 2023	December 31, 2022
Floor plan notes payable: non-trade	$1,664.9	$1,489.4
Floor plan notes payable	999.3	627.2
Total floor plan debt	$2,664.2	$2,116.6

NOTES TO FINANCIAL STATEMENTS	7

NOTE 4. FINANCE RECEIVABLES

Interest income on finance receivables is recognized based on the contractual terms of each loan and is accrued until repayment, reaching non-accrual status, charge-off, or repossession. Direct costs associated with loan originations are capitalized and expensed as an offset to interest income when recognized on the loans.

The balances of finance receivables are made up of loans and leases secured by the related vehicles. More than 99% of the portfolio is aged less than 60 days past due with less than 1% on non-accrual status.

Finance receivables consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Asset-backed term funding	$993.0	$482.1
Warehouse facilities	1,254.9	1,383.9
Other managed receivables	419.1	390.9
Total finance receivables	2,667.0	2,256.9
Less: Allowance for finance receivable losses	(82.2)	(69.3)
Finance receivables, net	$2,584.8	$2,187.6

Our allowance for loan and lease losses represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowances for credit losses related to finance receivables consisted of the following changes during the period:

	Three Months Ended March 31,
(in millions)	2023	2022
Allowance at beginning of period	$69.3	$25.0
Charge-offs	(24.8)	(10.3)
Recoveries	11.4	4.3
Provision expense	26.3	10.4
Allowance at end of period	$82.2	$29.4

Charge-off activity by year of origination:

	Three Months Ended March 31,
(in millions)	2023	2022
2023	$0.1	$—
2022	14.2	—
2021	8.9	7.1
2020	1.0	1.8
Other finance receivables [1]	0.6	1.4
Total charge-offs	$24.8	$10.3
1Includes legacy portfolio, loans that are originated with no FICO score available, and lease receivables.

Ending auto loan receivables (principal balances) by FICO score:

	As of March 31, 2023
	Year of Origination
($ in millions)	2023	2022	2021	2020	Total
<599[1]	$24.1	$59.1	$26.7	$4.1	$114.0
600-699	181.8	613.6	218.1	23.7	1,037.2
700-774	190.5	543.0	88.2	8.7	830.4
775+	163.0	340.4	19.5	4.1	527.0
Total auto loan receivables	$559.4	$1,556.1	$352.5	$40.6	2,508.6
Other finance receivables [1]					158.4
Total finance receivables					$2,667.0

NOTES TO FINANCIAL STATEMENTS	8

	As of December 31, 2022
	Year of Origination
($ in millions)	2022	2021	2020	Total
<599[1]	$63.0	$30.3	$4.8	$98.1
600-699	652.6	243.4	27.2	923.2
700-774	575.9	97.9	10.0	683.8
775+	369.5	21.5	4.5	395.5
Total auto loan receivables	$1,661.0	$393.1	46.6	2,100.6
Other finance receivables [1]				156.3
Total finance receivables				$2,256.9
1Includes legacy portfolio, loans that are originated with no FICO score available, and lease receivables.

In accordance with Topic 326, the allowance for loan and lease losses is estimated based on our historical write-off experience, current conditions and forecasts, as well as the value of any underlying assets securing these loans. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status.

NOTE 5. GOODWILL AND FRANCHISE VALUE

The changes in the carrying amounts of goodwill are as follows:

(in millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2021 ¹	$977.3	$—	$977.3
Additions through acquisitions [2]	483.4	17.0	500.4
Reductions through divestitures	(17.9)	—	(17.9)
Currency translation	0.7	0.2	0.9
Balance as of December 31, 2022 ¹	1,443.5	17.2	1,460.7
Additions through acquisitions [3]	56.5	—	56.5
Reductions through divestitures	(1.1)	—	(1.1)
Currency translation	0.1	—	0.1
Balance as of March 31, 2023 ¹	$1,499.0	$17.2	$1,516.2
1Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2Our purchase price allocation for the 2021 acquisitions were finalized in 2022. As a result, we added $500.4 million of goodwill.
3Our purchase price allocation for a portion of the 2022 acquisitions were finalized in 2023. As a result, we added $56.5 million of goodwill. Our purchase price allocation for the remaining 2022 and 2023 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 11 – Acquisitions.

The changes in the carrying amounts of franchise value are as follows:

(in millions)	Franchise Value
Balance as of December 31, 2021	$799.1
Additions through acquisitions [1]	1,088.4
Reductions through divestitures	(33.6)
Currency translation	2.3
Balance as of December 31, 2022	1,856.2
Additions through acquisitions [2]	81.1
Reductions through divestitures	(8.5)
Currency translation	0.2
Balance as of March 31, 2023	$1,929.0
1Our purchase price allocation for the 2021 acquisitions were finalized in 2022. As a result, we added $1.1 billion of franchise value.
2Our purchase price allocations for a portion of the 2022 acquisitions were finalized in 2023. As a result, we added $81.1 million of franchise value. Our purchase price allocation for the remaining 2022 and 2023 acquisitions are preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 11 – Acquisitions.

NOTES TO FINANCIAL STATEMENTS	9

NOTE 6. NET INVESTMENT IN OPERATING LEASES

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

Net investment in operating leases was as follows:

(in millions)	March 31, 2023	December 31, 2022
Vehicles, at cost [1]	$93.0	$92.2
Accumulated depreciation [1]	(8.3)	(7.6)
Net investment in operating leases	$84.7	$84.6
1Vehicles, at cost and accumulated depreciation are recorded in other current assets on the Consolidated Balance Sheets.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $293.4 million and $284.3 million as of March 31, 2023, and December 31, 2022, respectively; and we recognized $14.7 million of revenue in the three months ended March 31, 2023 related to our contract liability balance at December 31, 2022. Our contract liability balance is included in accrued liabilities and deferred revenue.

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

NOTES TO FINANCIAL STATEMENTS	10

NOTE 8. DEBT

Credit Facilities
US Bank Syndicated Credit Facility
On February 9, 2023, we amended our existing syndicated credit facility (USB credit facility), comprised of 20 financial institutions, including eight manufacturer-affiliated finance companies, maturing April 29, 2026.

This USB credit facility provides for a total financing commitment of $4.5 billion, which may be further expanded, subject to lender approval and the satisfaction of other conditions, up to a total of $5.5 billion. The allocation of the financing commitment is for up to $800 million in used vehicle inventory floorplan financing, up to $1.70 billion in revolving financing for general corporate purposes, including acquisitions and working capital, up to $1.95 billion in new vehicle inventory floorplan financing, and up to $50 million in service loaner vehicle floorplan financing. We have the option to reallocate the commitments under this USB credit facility, provided that the aggregate revolving loan commitment may not be more than 40% of the amount of the aggregate commitment, and the aggregate service loaner vehicle floorplan commitment may not be more than the 3% of the amount of the aggregate commitment. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

Our obligations under our USB credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts receivable (and other rights to payment) and our equity interests in certain of our subsidiaries. Under our USB credit facility, our obligations relating to new vehicle floor plan loans are secured only by collateral owned by borrowers of new vehicle floor plan loans under the USB credit facility.

The interest rate on the USB credit facility varies based on the type of debt, with the rate of one-day SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.10% for new vehicle floor plan financing, 1.40% for used vehicle floor plan financing, 1.20% for service loaner floor plan financing, and a variable interest rate on the revolving financing ranging from 1.00% to 2.00% depending on our leverage ratio. The annual interest rates associated with our floor plan commitments are as follows:

Commitment	Annual Interest Rate at March 31, 2023
New vehicle floor plan	6.07%
Used vehicle floor plan	6.37%
Service loaner floor plan	6.07%
Revolving line of credit	5.97%

Non-Recourse Notes Payable
In February 2023, we issued approximately $480 million in non-recourse notes payable related to the asset-backed term funding transaction. Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of March 31, 2023	Initial Principal Amount	Issuance Date	Interest Rate	Final Distribution Date
LAD Auto Receivables Trust 2021-1 Class A	$92.7	$282.8	11/24/21	1.300%	08/17/26
LAD Auto Receivables Trust 2021-1 Class B	18.3	18.3	11/24/21	1.940%	11/16/26
LAD Auto Receivables Trust 2021-1 Class C	26.0	26.0	11/24/21	2.350%	04/15/27
LAD Auto Receivables Trust 2021-1 Class D	17.2	17.2	11/24/21	3.990%	11/15/29
LAD Auto Receivables Trust 2022-1 Class A	182.0	259.7	08/17/22	5.210%	06/15/27
LAD Auto Receivables Trust 2022-1 Class B	15.5	15.5	08/17/22	5.870%	09/15/27
LAD Auto Receivables Trust 2022-1 Class C	23.0	23.0	08/17/22	6.850%	04/15/30
LAD Auto Receivables Trust 2023-1 Class A-1	46.2	75.1	02/14/23	4.929%	02/15/24
LAD Auto Receivables Trust 2023-1 Class A-2	242.0	242.0	02/14/23	5.680%	10/15/26
LAD Auto Receivables Trust 2023-1 Class A-3	74.4	74.4	02/14/23	5.480%	06/15/27
LAD Auto Receivables Trust 2023-1 Class B	20.1	20.1	02/14/23	5.590%	08/16/27
LAD Auto Receivables Trust 2023-1 Class C	36.7	36.7	02/14/23	6.180%	12/15/27
LAD Auto Receivables Trust 2023-1 Class D	31.3	31.3	02/14/23	7.300%	06/17/30
Total non-recourse notes payable	$825.4	$1,122.1

NOTES TO FINANCIAL STATEMENTS	11

NOTE 9. EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS

Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units (RSUs). On November 1, 2022, our Board of Directors approved an additional $450 million repurchase authorization of our common stock. This new authorization is in addition to the amount previously authorized by the Board for repurchase. Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2023		Cumulative Repurchases as of March 31, 2023
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	—	$—	6,904,781	$173.59

As of March 31, 2023, we had $501.4 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2023, we repurchased 70,395 shares at an average price of $204.75 per share, for a total of $14.4 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

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

We determined the carrying value of accounts receivable, trade payables, accrued liabilities, finance receivables, and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have investments primarily consisting of our investment in Shift Technologies, Inc. (Shift), a San Francisco-based digital retail company. Shift has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. We calculated the fair value of this investment using quoted prices for the identical asset (Level 1) and recorded the fair value as part of other non-current assets. For the three-month period ended March 31, 2023, we recognized a $0.5 million unrealized investment loss related to Shift. For the three-month period ended March 31, 2022, we recognized a $14.9 million unrealized investment loss related to Shift. These amounts were recorded as a component of Other expense, net.

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes, non-recourse notes payable, and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1). The fair value of non-recourse notes payable are measured using observable Level 2 market expectations at each measurement date. The calculated estimated fair values of the fixed rate real estate mortgages and finance lease liabilities use a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt.

We have derivative instruments consisting of an offsetting set of interest rate caps. The fair value of derivative assets and liabilities are measured using observable Level 2 market expectations at each measurement date and is recorded as other current assets, current liabilities and other long-term liabilities in the Consolidated Balance Sheets.

NOTES TO FINANCIAL STATEMENTS	12

Nonfinancial assets such as goodwill, franchise value, or other long-lived assets are measured and recorded at fair value during a business combination or when there is an indicator of impairment. We evaluate our goodwill and franchise value using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the carrying value exceeds the fair value, we would further evaluate for potential impairment using a quantitative assessment. The quantitative assessment estimates fair values using unobservable (Level 3) inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, and cost of capital, for which we utilize certain market participant-based assumptions we believe to be reasonable. We estimate the value of other long-lived assets that are recorded at fair value on a non-recurring basis on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. Because these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.

There were no changes to our valuation techniques during the three-month period ended March 31, 2023.

Below are our assets and liabilities that are measured at fair value:

	As of March 31, 2023				As of December 31, 2022
($ in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recorded at fair value
Investments
Shift Technologies, Inc.	$1.3	$1.3	$—	$—	$1.8	$1.8	$—	$—

Derivatives
Derivative assets	19.0	—	19.0	—	22.1	—	22.1	—
Derivative liabilities	19.0	—	19.0	—	22.1	—	22.1	—

Recorded at historical value
Fixed rate debt [1]
4.625% Senior notes due 2027	400.0	368.0	—	—	400.0	364.0	—	—
4.375% Senior notes due 2031	550.0	460.6	—	—	550.0	448.3	—	—
3.875% Senior notes due 2029	800.0	684.0	—	—	800.0	656.0	—	—
Non-recourse notes payable	825.4	—	814.3	—	422.2	—	411.8	—
Real estate mortgages and other debt	488.9	—	419.9	—	489.0	—	399.0	—
1Excluding unamortized debt issuance cost

NOTE 11. ACQUISITIONS

In the first three months of 2023, we completed the following acquisitions:

•In February 2023, Thornhill Acura in Canada.
•In March 2023, Jardine Motors Group in the United Kingdom.

Revenue and operating income contributed by the 2023 acquisitions subsequent to the date of acquisition were as follows (in millions):

Three Months Ended March 31,	2023
Revenue	$127.7
Operating income	10.5

In the first three months of 2022, we completed the following acquisitions:

NOTES TO FINANCIAL STATEMENTS	13

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

The following tables summarize the consideration paid for the 2023 acquisitions and the preliminary purchase price allocations for identified assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Consideration
Cash paid, net of cash acquired	$387.4
Total consideration transferred	$387.4

(in millions)	Assets Acquired and Liabilities Assumed
Trade receivables, net	$52.4
Inventories	397.2
Property and equipment	166.2
Operating lease right-of-use assets	86.7
Other assets	254.2
Floor plan notes payable	(329.0)
Borrowings on lines of credit	(36.4)
Deferred taxes, net	10.0
Other liabilities	(213.9)
Total net assets acquired and liabilities assumed	$387.4

The purchase price allocations for the acquisitions from the second quarter of 2022 through the first quarter of 2023 are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available and recorded unallocated items as a component of other non-current assets in the Consolidated Balance Sheets.

We do not expect all of the goodwill related to acquisitions completed in 2023 to be deductible for federal income tax purposes.

In the three-month period ended March 31, 2023, we recorded $1.3 million in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $6.6 million, of acquisition-related expenses in the same period of 2022.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three-month periods ended March 31, 2023 and 2022 had occurred on January 1, 2022:

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Revenue	$7,385.5	$7,222.9
Net income attributable to Lithia Motors, Inc.	236.8	352.9
Basic earnings attributable to Lithia Motors, Inc. per share	8.61	11.95
Diluted earnings attributable to Lithia Motors, Inc. per share	8.60	11.91

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

NOTES TO FINANCIAL STATEMENTS	14

NOTE 12. EARNINGS PER SHARE

We calculate basic earnings per share (EPS) by dividing net income attributable to Lithia Motors, Inc. by the weighted average number of common shares outstanding for the period, including vested RSU awards. Diluted EPS is calculated by dividing net income attributable to Lithia Motors, Inc. by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested RSU awards and employee stock purchases.

The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

Three Months Ended March 31,	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders	$228.7	$342.2

Weighted average common shares outstanding – basic	27.5	29.5
Effect of employee stock purchases and restricted stock units on weighted average common shares	—	0.1
Weighted average common shares outstanding – diluted	27.5	29.6

Basic earnings per share attributable to Lithia Motors, Inc.	$8.32	$11.59
Diluted earnings per share attributable to Lithia Motors, Inc.	$8.30	$11.55

The effect of antidilutive securities on common stock was evaluated for the three-month periods ended March 31, 2023, and 2022 and was determined to be immaterial.

NOTE 13. SEGMENTS

We operate in two reportable segments: Vehicle Operations and Financing Operations. Our Vehicle Operations consists of all aspects of our auto merchandising and service operations, excluding financing provided by our Financing Operations. Our Financing Operations segment provides financing to customers buying and leasing retail vehicles from our Vehicle Operations.

All other remaining unallocated corporate overhead expenses and internal charges are reported under “Corporate and Other”. Asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.

NOTES TO FINANCIAL STATEMENTS	15

Certain financial information on a segment basis is as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Vehicle operations revenue	$6,973.8	$6,705.3

Vehicle operations gross profit	1,211.5	1,278.1
Floor plan interest expense	(27.7)	(4.9)
Vehicle operations selling, general and administrative	(822.6)	(790.9)
Vehicle operations income	361.2	482.4

Financing operations interest margin:
Interest, fee, and lease income	53.9	22.4
Interest expense	(37.5)	(3.8)
Total interest margin	16.4	18.6
Selling, general and administrative	(8.6)	(7.2)
Total pre-provision income	7.8	11.4
Provision expense	(26.3)	(3.7)
Depreciation and amortization	(2.3)	(2.7)
Financing operations (loss) income	(20.8)	5.0

Total segment income for reportable segments	340.4	487.4

Corporate and other	58.2	51.0
Depreciation and amortization	(47.3)	(36.5)
Other interest expense	(39.0)	(26.2)
Other income (expense), net	2.0	(5.8)
Income before income taxes	$314.3	$469.8

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2022, the FASB issued an accounting pronouncement (ASU 2022-02) related to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. We adopted this pronouncement and made the necessary updates to our vintage disclosures for the interim period beginning January 1, 2023, and, aside from these disclosure changes, the amendments did not have a material effect on our financial statements.

NOTES TO FINANCIAL STATEMENTS	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

•Future market conditions, including anticipated car and other sales levels and the supply of inventory
•Our business strategy and plans, including our achieving our 2025 Plan and related targets
•The growth, expansion and success of our network, including our finding accretive acquisitions and acquiring additional stores
•Annualized revenues from acquired stores
•The growth and performance of our Driveway e-commerce home solution and Driveway Finance Corporation (DFC), their synergies and other impacts on our business and our ability to meet Driveway and DFC-related targets
•Our capital allocations and uses and levels of capital expenditures in the future
•Expected operating results, such as improved store performance, continued improvement of selling, general and administrative expenses (SG&A) as a percentage of gross profit and any projections
•Our anticipated financial condition and liquidity, including from our cash and the future availability of our credit facilities, unfinanced real estate and other financing sources
•Our continuing to purchase shares under our share repurchase program
•Our compliance with financial and restrictive covenants in our credit facilities and other debt agreements
•Our programs and initiatives for employee recruitment, training, and retention
•Our strategies for customer retention, growth, market position, financial results and risk management

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in the Risk Factors section of our 2022 Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC).

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

Overview
Lithia and Driveway (LAD) is a premier automotive retailer, offering a wide selection of vehicles across global carmakers and providing a full suite of financing, leasing, repair, and maintenance options. Purchasing and owning a vehicle is easy and hassle-free with convenient solutions offered through our comprehensive network of locations, e-commerce platforms, and captive finance division. We deliver profitable growth through consolidation in the automotive retail sector and modernizing the retail experience to be wherever, whenever and however our consumers desire. As of March 31, 2023, we operated 332 locations representing 50 brands in three countries.

We offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, financing and insurance products and automotive repair and maintenance. We strive for diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability. Our diversification, along with our operating structure, provides a resilient and nimble business model.

We seek to provide customers with a seamless, blended online and physical retail experience, broad selection and access to specialized expertise and knowledge. Our comprehensive network enables us to provide convenient

MANAGEMENT’S DISCUSSION AND ANALYSIS	17

touch points for customers and provides services throughout the vehicle life cycle. We seek to increase market share and optimize profitability by focusing on the consumer experience and applying proprietary performance measurement systems fueled by data science. Our Driveway and GreenCars brands compliment our in-store experiences in the United States and provide convenient, simple and transparent platforms that serve as our e-commerce home solutions and allow us to deliver differentiated, proprietary digital experiences. Diversifying our business with Driveway Finance Corporation (DFC), our captive auto finance division, allows us to provide financing solutions for customers and diversify our business model with an adjacent product.

Our long-term strategy to create value for our customers, employees and shareholders includes the following elements:

Driving operational excellence, innovation and diversification
LAD builds magnetic brand loyalty in our 332 locations and with Driveway, our e-commerce home delivery experience, and GreenCars, our electric vehicle learning resource and marketplace. Operational excellence is achieved by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to improve market share, consumer loyalty, and profitability. By promoting an entrepreneurial model with our in-store experiences, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we develop high-performing teams and foster manufacturer relationships.

In response to evolving consumer preferences, we invest in modernization that supports and expands our core business. These digital strategies combine our experienced, knowledgeable workforce with our owned inventory and physical network of stores, enabling us to be agile and adapt to consumer preferences and market specific conditions. Additionally, we systematically explore transformative adjacencies, which are identified to be synergistic and complementary to our existing business such as DFC, our captive auto loan portfolio.

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

Growth through acquisition and network optimization
Our acquisition growth strategy has been successful both financially and culturally. Our disciplined approach focuses on acquiring new vehicle franchises, which operate in markets ranging from mid-sized regional markets to metropolitan markets. Acquisition of these businesses increases our proximity to consumers. While we target an annual after tax return of more than 15% for our acquisitions, we have averaged over a 25% return by the third year of ownership due to a disciplined approach focusing on accretive, cash flow positive targets at reasonable valuations. In addition to being financially accretive, acquisitions aim to drive network growth that improves our ability to serve customers through vast selection, greater density and access to customers and ability to leverage national branding and advertising.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	18

We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. We believe our disciplined approach provides us with attractive acquisition opportunities and expanded coast-to-coast coverage.

Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology and adjacencies that expand and diversify our business model. Our free cash flow deployment strategy targets an allocation of 65% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 10% in shareholder return in the form of dividends and share repurchases. During 2023, we utilized $38.9 million for capital expenditures investing in our existing business and paid $11.5 million in dividends. As of March 31, 2023, we had available liquidity of $1.4 billion, which was comprised of $184.9 million in cash and $1.2 billion availability on our credit facilities. In addition, our unfinanced real estate could provide additional liquidity of approximately $0.5 billion.

Financial Performance
We experienced growth of revenue in 2023 compared to 2022, primarily driven by increases in volume related to acquisitions, complemented by organic growth in service, body and parts sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS	19

Vehicle Operations
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended March 31,
($ in millions, except per unit values)	2023	2022	Change
Revenues
New vehicle retail	$3,278.9	$3,061.8	7.1%
Used vehicle retail	2,227.5	2,234.5	(0.3)
Finance and insurance	318.3	313.2	1.6
Service, body and parts	736.3	627.8	17.3
Total revenues	6,973.8	6,705.3	4.0

Gross profit
New vehicle retail	$333.8	$401.3	(16.8)%
Used vehicle retail	165.7	223.8	(26.0)
Finance and insurance	318.3	313.2	1.6
Service, body and parts	394.4	329.0	19.9
Total gross profit	1,211.5	1,278.1	(5.2)

Gross profit margins
New vehicle retail	10.2%	13.1%	(290)	bps
Used vehicle retail	7.4	10.0	(260)
Finance and insurance	100.0	100.0	—
Service, body and parts	53.6	52.4	120
Total gross profit margin	17.4	19.1	(170)

Retail units sold
New vehicles	67,796	64,942	4.4%
Used vehicles	78,142	73,689	6.0

Average selling price per retail unit
New vehicles	$48,364	$47,146	2.6%
Used vehicles	28,506	30,323	(6.0)

Average gross profit per retail unit
New vehicles	$4,924	$6,179	(20.3)%
Used vehicles	2,120	3,037	(30.2)
Finance and insurance	2,181	2,260	(3.5)
Total vehicle [1]	5,585	6,825	(18.2)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

MANAGEMENT’S DISCUSSION AND ANALYSIS	20

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in February 2022 would be included in same store operating data beginning in March 2023, after its first full complete comparable month of operation. The first quarter operating results for the same store comparisons would include results for that store in only the month of March for both comparable periods.

	Three Months Ended March 31,
($ in millions, except per unit values)	2023	2022	Change
Revenues
New vehicle retail	$2,900.4	$2,996.8	(3.2)%
Used vehicle retail	1,990.9	2,184.9	(8.9)
Finance and insurance	284.7	305.6	(6.8)
Service, body and parts	669.9	612.6	9.4
Total revenues	6,218.2	6,555.5	(5.1)

Gross profit
New vehicle retail	$295.3	$392.3	(24.7)%
Used vehicle retail	148.4	218.3	(32.0)
Finance and insurance	284.7	305.6	(6.8)
Service, body and parts	355.6	321.2	10.7
Total gross profit	1,082.7	1,248.2	(13.3)

Gross profit margins
New vehicle retail	10.2%	13.1%	(290)	bps
Used vehicle retail	7.5	10.0	(250)
Finance and insurance	100.0	100.0	—
Service, body and parts	53.1	52.4	70
Total gross profit margin	17.4	19.0	(160)

Retail units sold
New vehicles	59,440	63,439	(6.3)%
Used vehicles	70,157	71,890	(2.4)

Average selling price per retail unit
New vehicles	$48,795	$47,238	3.3%
Used vehicles	28,377	30,393	(6.6)

Average gross profit per retail unit
New vehicles	$4,968	$6,183	(19.7)%
Used vehicles	2,116	3,037	(30.3)
Finance and insurance	2,197	2,259	(2.7)
Total vehicle [1]	5,596	6,830	(18.1)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

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

YTD 2023 vs. YTD 2022
New vehicles revenue for the three months ended March 31, 2023 increased 7.1% compared to the same period of 2022 due to acquisition activity and increased average selling prices. Same store new vehicle revenue decreased 3.2% due to a decrease in unit volume of 6.3%, offset by an increase in average selling prices of 3.3%.

Same store new vehicle gross profit per unit decreased 19.7% due to a 6.3 % decrease in units sold and a 290 bps decrease in gross margins. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $1,055 to $7,500.

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

We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles up to twenty years old. For the trailing twelve months ended March 31, 2023, our stores sold an average of 90 used vehicles per store per month.

YTD 2023 vs. YTD 2022
Used vehicle revenue for the three months ended March 31, 2023 decreased 0.3% compared to the same period of 2022 due to decreased average selling prices, partially offset by increased volume due to acquisition activity. On a same store basis, used vehicle sales decreased 8.9% due to a decrease of 6.6% in average selling prices and decreased volume of 2.4%. Volume decreases were driven by decreasing volumes associated with core vehicles and value autos, partially offset by increasing volume of certified vehicles. Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, decreased $1,325 to $3,982.

Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which drive continued engagement with the consumer throughout the ownership lifecycle.

YTD 2023 vs. YTD 2022
Total finance and insurance income increased 1.6% in the three months ended March 31, 2023 compared to the same period of 2022. Same store finance and insurance revenues decreased 6.8%. Revenue decreases were highlighted by a decline in finance reserve revenues as we increase our penetration rates associated with Financing Operations and the growth of our captive auto loan and lease portfolio businesses, partially offset by revenue increases associated with service contracts. On a same store basis, our finance and insurance revenue per retail unit decreased $62 to $2,197.

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

YTD 2023 vs. YTD 2022
Our service, body, and parts revenue increased 17.3% in the three months ended March 31, 2023 compared to the same period of 2022, driven by acquisitions, as well as increases in customer pay revenues. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

MANAGEMENT’S DISCUSSION AND ANALYSIS	22

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. The largest contribution to our service, body and parts revenue was same store customer pay revenue of $369.7 million.

Same store service, body and parts gross profit increased 10.7%. This increase was primarily due to increased volumes of customer pay transactions. Overall same store service, body, and parts gross margins increased 70 bps, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margin increased 50 bps.

Financing Operations

Financing Operations offers loans and leases to consumers across the full credit spectrum for both new and used vehicles through two entities, DFC and Pfaff Leasing. DFC is a captive lender, originating loans only from stores in the United States and Driveway. Pfaff Leasing originates loans and leases from both our Canadian stores and third-party dealerships. Our stores do not exclusively finance vehicles through DFC or Pfaff Leasing, rather originations are earned on a competitive basis with other lenders. We target growing penetration to 15% of retail units by 2025.

Financing Operations income reflects the interest, fee, and lease income generated by DFC and Pfaff Leasing’s portfolio of auto loan and lease receivables less the interest expenses associated with the debt utilized to fund the lending, a provision for estimated loan and lease losses that include the effect of net charge-offs, depreciation on vehicles leased via operating leases and directly-related expenses.

Selected Financing Operations Financial Information

	Three Months Ended March 31,
($ in millions)	2023	% [1]	2022	% [1]
Interest margin:
Interest, fee, and lease income	$53.9	8.9	$22.4	9.7
Interest expense	(37.5)	(6.2)	(3.8)	(1.7)
Total interest margin	$16.4	2.7	$18.6	8.1
Provision expense	$(26.3)	(4.3)	$(3.7)	(1.6)
Financing operations income (loss)	$(20.8)	(3.4)	$5.0	2.2

Total average managed finance receivables	$2,461.9		$932.0
1Annualized percentage of total average managed finance receivables.

DFC Portfolio Information1

	Three Months Ended March 31,
($ in millions)	2023	2022
Loan origination information
Net loans originated	$629.1	$294.5
Vehicle units financed	20,928	8,680
Total penetration rate [2]	14.3%	6.3%
Weighted average contract rate	9.0%	7.9%
Weighted average credit score [3]	731	690
Weighted average FE LTV [4]	95.9%	104.3%
Weighted average term (in months)	73	73

Loan performance information
Total ending managed receivables	$2,516.0	$928.2
Total average managed receivables	$2,312.7	$826.5
Allowance for loan losses	$78.0	$26.2
Allowance for loan losses as a percentage of ending managed receivables	3.1%	2.8%
Net credit losses on managed receivables	13.4	6.1
Net credit losses as a percentage of total average managed receivables	0.6%	0.7%
Past due accounts as a percentage of ending managed receivables [5]	3.7%	4.0%
Average recovery rate [6]	53.9%	67.5%

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

1Excludes Pfaff Leasing Portfolio
2Units financed as a percentage of total new and used vehicle retail units sold.
3The credit scores represent FICO scores and reflect only receivables with obligors that have a FICO score at the time of application. For receivables with co-borrowers, the FICO score is the primary borrower’s. FICO scores are not a significant factor in our proprietary credit model, which relies on information from credit bureaus and other application information as discussed in Note 4 – Finance Receivables.
4Front-end loan-to-value represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.
5Past due is defined as loans that have been on the books greater than or equal to 3 months and are 30 or more days delinquent
6The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.

Operating Expenses
Selling, General and Administrative Expense (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

YTD 2023 vs. YTD 2022

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Personnel	$509.0	$514.2	$(5.2)	(1.0)%
Advertising	59.9	58.4	1.5	2.6
Rent	18.9	17.6	1.3	7.4
Facility costs [1]	41.3	35.7	5.6	15.7
Gain on sale of assets	(7.1)	(9.0)	1.9	NM
Other	142.4	123.0	19.4	15.8
Total SG&A	$764.4	$739.9	$24.5	3.3%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended March 31,		Increase
As a % of gross profit	2023	2022
Personnel	42.0%	40.2%	180	bps
Advertising	4.9	4.6	30
Rent	1.6	1.4	20
Facility costs	3.4	2.8	60
(Gain) loss on sale of assets	(0.6)	(0.7)	10
Other	11.8	9.6	220
Total SG&A	63.1%	57.9%	520	bps

SG&A as a percentage of gross profit was 63.1% for the three months ended March 31, 2023 compared to 57.9% for the same period of 2022. Total SG&A expense increased 3.3%, driven by increases in most areas, primarily as a result of our network expansion in 2022, partially offset by efforts in personnel efficiency.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 63.3% compared to 57.9% for the same period of 2022. The increase was impacted by both increased SG&A costs and decreased gross profit.

SG&A expense adjusted for non-core charges was as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

YTD 2023 vs. YTD 2022

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Personnel	$509.0	$514.2	$(5.2)	(1.0)%
Advertising	59.9	58.4	1.5	2.6%
Rent	18.9	17.6	1.3	7.4%
Facility costs[1]	41.3	35.7	5.6	15.7%
Adjusted loss on sale of assets	0.1	1.0	(0.9)	NM
Adjusted other	130.9	116.4	14.5	12.5%
Adjusted total SG&A	$760.1	$743.3	$16.8	2.3%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended March 31,		Increase (Decrease)
As a % of gross profit	2023	2022
Personnel	42.0%	40.2%	180	bps
Advertising	4.9	4.6	30
Rent	1.6	1.4	20
Facility costs	3.4	2.8	60
Adjusted gain on sale of assets	—	0.1	(10)
Adjusted other	10.8	9.1	170
Adjusted total SG&A	62.7%	58.2%	450	bps

Adjusted SG&A for the three months ended March 31, 2023 excludes $10.1 million in one-time vendor contract buyouts, $1.3 million in acquisition-related expenses, $0.1 million in storm insurance reserve charges, and a $7.2 million net gain on store disposals.

Adjusted SG&A for the three months ended March 31, 2022 excludes $6.6 million in acquisition-related expenses and a $10.0 million net gain on store disposals.

See “Non-GAAP Reconciliations” for more details.

Floor Plan Interest Expense and Floor Plan Assistance
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

Shown below, are the details for carrying costs for new vehicles net of floor plan assistance earned:

YTD 2023 vs. YTD 2022

	Three Months Ended March 31,			%
($ in millions)	2023	2022	Change	Change
Floor plan interest expense (new vehicles)	$27.7	$4.9	$22.8	465.3%
Floor plan assistance (included as an offset to cost of sales)	(34.5)	(31.2)	(3.3)	10.6
Net new vehicle carrying costs	$(6.8)	$(26.3)	$19.5	(74.1)
NM - Not meaningful

Floor plan interest expense increased $22.8 million in the three months ended March 31, 2023 compared to the same period of 2022. This increase was due to rising interest rates and increased inventory levels.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

YTD 2023 vs. YTD 2022

	Three Months Ended March 31,		Increase	% Increase
($ in millions)	2023	2022
Depreciation and amortization	$47.3	$36.5	$10.8	29.6%

Acquisition activity contributed to the increases in depreciation and amortization in 2023 compared to 2022. We acquired approximately $391 million of depreciable property as part of our acquisition activity over the twelve months ended March 31, 2023. For the three months ended March 31, 2023, we invested $38.9 million in capital expenditures. These investments increased the amount of depreciation expense in the three months ended March 31, 2023. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

YTD 2023 vs. YTD 2022

	Three Months Ended March 31,
	2023	2022
Operating margin	5.4%	7.6%
Operating margin adjusted for non-core charges [1]	5.5%	7.5%
1See “Non-GAAP Reconciliations” for more details.

Operating margin decreased 220 bps in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a 5.2% decrease in gross profit and a 3.3% increase in SG&A.

Non-Operating Expenses

Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, used and service loaner vehicle inventory financing commitments, and revolving lines of credit.

YTD 2023 vs. YTD 2022

	Three Months Ended March 31,		Increase	% Increase
($ in millions)	2023	2022
Mortgage interest	$7.9	$5.4	$2.5	46.3%
Other interest	31.9	21.3	10.6	49.8
Capitalized interest	(0.8)	(0.5)	0.3	NM
Total other interest expense	$39.0	$26.2	$12.8	48.9%
NM - not meaningful

Other interest expense for the three months ended March 31, 2023 increased $12.8 million related to increased borrowings and interest rates compared to the same period of 2022.

Other Income (Expense), net

YTD 2023 vs. YTD 2022

	Three Months Ended March 31,		Decrease	% Decrease
($ in millions)	2023	2022
Other income (expense), net	$2.0	$(5.8)	$7.8	(134.5)%

Other income (expense), net in the three months ended March 31, 2023 was primarily related to certain manufacturer incentives, offset by a $0.5 million unrealized investment loss associated with the change in fair value of our investment in Shift Technologies, Inc. and a $1.1 million loss due to foreign currency exchange. These

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

compare to a $14.9 million unrealized investment loss associated with the change in fair value of our investment in Shift Technologies, Inc. and a $3.6 million gain due to foreign currency exchange in the three months ended March 31, 2022.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended March 31,
	2023	2022
Effective income tax rate	26.9%	26.8%
Effective income tax rate excluding other non-core items	26.9%	26.1%

Our effective income tax rate for the three months ended March 31, 2023 compared to last year was negatively affected by a decrease in tax benefit from stock awards vesting in the current period, a decrease in forecasted pre-tax income, and valuation allowance recorded for certain deferred tax assets not expected to be realized. The valuation allowance impact to the 2023 effective income tax rate was less than the impact to the 2022 effective income tax rate. Excluding the valuation allowance and other non-core charges, we estimate our annual effective income tax rate to be 27.0%.

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

	Three Months Ended March 31, 2023
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Insurance reserves	Acquisition expenses	Vendor contract buyouts	Adjusted
Selling, general and administrative	$764.4	$7.2	$—	$(0.1)	$(1.3)	$(10.1)	$760.1
Operating income (loss)	379.0	(7.2)	—	0.1	1.3	10.1	383.3
Other income (expense), net	2.0	—	0.5	—	—	—	2.5

Income (loss) before income taxes	$314.3	$(7.2)	$0.5	$0.1	$1.3	10.1	$319.1
Income tax (provision) benefit	(84.7)	1.9	—	—	(0.2)	(2.7)	(85.7)
Net income (loss)	229.6	(5.3)	0.5	0.1	1.1	7.4	233.4
Net income attributable to non-controlling interest	(0.7)	—	—	—	—	—	(0.7)
Net income attributable to redeemable non-controlling interest	(0.2)	—	—	—	—	—	(0.2)
Net income (loss) attributable to Lithia Motors, Inc.	$228.7	$(5.3)	$0.5	$0.1	$1.1	$7.4	$232.5

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$8.30	$(0.19)	$0.02	$—	$0.04	$0.27	$8.44
Diluted share count	27.5

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

	Three Months Ended March 31, 2022
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Acquisition expenses	Adjusted
Selling, general and administrative	$739.9	$10.0	$—	$(6.6)	$743.3
Operating income (loss)	506.7	(10.0)	—	6.6	503.3
Other (expense) income, net	(5.8)	—	14.9	—	9.1

Income (loss) before income taxes	$469.8	$(10.0)	14.9	$6.6	$481.3
Income tax (provision) benefit	(126.2)	2.6	—	(1.9)	(125.5)
Net income (loss)	343.6	(7.4)	14.9	4.7	355.8
Net income attributable to non-controlling interest	(0.5)	—	—	—	(0.5)
Net income attributable to redeemable non-controlling interest	(0.9)	—	—	—	(0.9)
Net income (loss) attributable to Lithia Motors, Inc.	$342.2	$(7.4)	$14.9	$4.7	$354.4

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$11.55	$(0.25)	$0.50	$0.16	$11.96
Diluted share count	29.6

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

We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash flows from operations and borrowings under our credit facilities are our main sources for liquidity. In addition to the above sources of liquidity, potential sources to fund our business strategy include issuing equity through our $400 million ATM Equity Offering Agreement, financing of real estate and proceeds from debt or equity offerings. We evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Available Sources
Below is a summary of our immediately available funds:

($ in millions)	March 31, 2023	December 31, 2022	Change	% Change
Cash	$184.9	$168.1	$16.8	10.0%
Available credit on credit facilities	1,168.8	1,419.4	(250.6)	(17.7)
Total current available funds	$1,353.7	$1,587.5	$(233.8)	(14.7)%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Three Months Ended March 31,		Change
(in millions)	2023	2022	in Cash Flow
Net cash (used in) provided by operating activities	$(49.0)	$26.3	$(75.3)
Net cash used in investing activities	(413.9)	(357.3)	(56.6)
Net cash provided by financing activities	509.9	316.0	193.9

Operating Activities
Cash provided by operating activities for the three months ended March 31, 2023 decreased $75.3 million compared to the same period of 2022, primarily related growth in our financing receivables as we increase our auto loan portfolio and decreased net income compared to the same period of 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

Borrowings from and repayments to our syndicated credit facilities related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory, other assets, and the associated financing, we also consider our adjusted net cash provided by operating activities to include borrowings or repayments associated with our new vehicle floor plan commitment and exclude the impact of our financing receivables activity.

To better understand the impact of these items, adjusted net cash provided by operating activities, a non-GAAP measure, is presented below:

	Three Months Ended March 31,		Change
(in millions)	2023	2022	in Cash Flow
Net cash (used in) provided by operating activities – as reported	$(49.0)	$26.3	$(75.3)
Adjust: Net borrowings on floor plan notes payable, non-trade	187.6	177.1	10.5
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(3.7)	(47.6)	43.9
Adjust: Financing receivables activity	397.0	201.4	195.6
Net cash provided by operating activities – adjusted	$531.9	$357.2	$174.7

Investing Activities
Net cash used in investing activities totaled $0.4 billion and $0.4 billion, respectively, for the three months ended March 31, 2023 and 2022.

Below are highlights of significant activity related to our cash flows from investing activities:

	Three Months Ended March 31,		Change
(in millions)	2023	2022	in Cash Flow
Capital expenditures	$(38.9)	$(60.7)	$21.8
Cash paid for acquisitions, net of cash acquired	(387.4)	(326.5)	(60.9)
Cash paid for other investments	(11.1)	(9.8)	(1.3)
Proceeds from sales of stores	22.7	32.9	(10.2)

Capital Expenditures
Below is a summary of our capital expenditure activities ($ in millions):
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

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

We expect to use a portion of our future capital expenditures to upgrade facilities that we recently acquired. This additional capital investment is contemplated in our initial evaluation of the investment return metrics applied to each acquisition and is usually associated with manufacturer standards and requirements.

The decrease in capital expenditures for the three months ended March 31, 2023, compared to the same period of 2022 related primarily to lower existing operations improvements and maintenance.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Three Months Ended March 31,
	2023	2022
Number of locations acquired	37	6

(in millions)
Cash paid for acquisitions, net of cash acquired	$(387.4)	$(326.5)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	3.7	47.6
Cash paid for acquisitions, net of cash acquired – adjusted	$(383.7)	$(278.9)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing Operations segment was as follows:

	Three Months Ended March 31,		Change
(in millions)	2023	2022	in Cash Flow
Cash provided by financing activities, as reported	$509.9	$316.0	$193.9
Add (less): Net borrowings on floor plan notes payable: non-trade	(187.6)	(177.1)	(10.5)
Add (less): Net (borrowings) repayments on non-recourse notes payable	(403.2)	39.3	(442.5)
Cash (used in) provided by financing activities, as adjusted	$(80.9)	$178.2	$(259.1)

Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade and non-recourse notes payable, which are discussed above:

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

	Three Months Ended March 31,		Change
(in millions)	2023	2022	in Cash Flow
Net borrowings on lines of credit	$(40.4)	$265.2	$(305.6)
Principal payments on long-term debt and finance lease liabilities, other	(3.4)	(12.5)	9.1
Proceeds from issuance of long-term debt	10.4	16.2	(5.8)
Principal payments on non-recourse notes payable	(76.5)	(39.3)	(37.2)
Proceeds from the issuance of non-recourse notes payable	479.7	—	479.7
Repurchase of common stock	(14.4)	(60.9)	46.5
Dividends paid	(11.5)	(10.3)	(1.2)
Proceeds from issuance of common stock	6.1	7.8	(1.7)

Equity Transactions
In November 2021, our Board of Directors authorized the repurchase of up to $750 million of our Common Stock, increasing our total repurchase authorization to $1.25 billion combined with the amount previously authorized by the Board for repurchase. We repurchased a total of 70,395 shares of our Common Stock at an average price of $204.75 in the first three months of 2023, all related to tax withholding on vesting RSUs, none related to our repurchase authorization. As of March 31, 2023, we had $501.4 million remaining available for repurchases and the authorization does not have an expiration date.

In the first three months of 2023, we declared and paid dividends on our Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2023	$0.42	$11.5

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of March 31, 2023
(in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,664.9	$—	1
Floor plan notes payable	999.3	—
Used and service loaner vehicle inventory financing commitments	843.6	5.9	2
Revolving lines of credit	1,012.4	1,117.1	2, 3
Warehouse facilities	875.0	45.8
Non-recourse notes payable	825.4	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Finance leases and other debt	651.5	—
Unamortized debt issuance costs	(30.6)	—	4
Total debt, net	$8,591.5	$1,168.8
1As of March 31, 2023, we had a $2.0 billion new vehicle floor plan commitment as part of our US Bank credit facility, and a $500 million CAD wholesale floorplan commitment as part of our Bank of Nova Scotia credit facility.
2The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3Available credit is based on the borrowing base amount effective as of February 28, 2023. This amount is reduced by $36.1 million for outstanding letters of credit.
4Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability.

Financial Covenants
Our credit facilities, non-recourse notes payable, and senior notes contain customary representations and warranties, conditions and covenants for transactions of these types. As of March 31, 2023 we were in compliance with all financial covenants.

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

Recent Accounting Pronouncements
See Note 14 – Recent Accounting Pronouncements for discussion.

Critical Accounting Policies and Use of Estimates
There have been no material changes in the critical accounting policies and use of estimates described in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2022 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 24, 2023.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2022 Annual Report on Form 10-K, which was filed with the SEC on February 24, 2023. We have described in our 2022 Annual Report on Form 10-K, under “Risk Factors” in Item 1A, the primary risks related to our business and securities. We provide below the material changes to our risk factors described in that report.

Risks associated with our U.K. operations may negatively affect our business, results of operations and financial condition.

Following completion of our acquisition of Jardine Motors Group in the United Kingdom in March 2023, we own and operate dealerships in the U.K. in addition to operations in the United States and Canada. These dealerships are the first operations we have managed outside of North America. While our operations outside of the United States currently represent a smaller portion of our revenue, we anticipate that our international operations will continue to expand. We face regulatory, operational, political and economic risks and uncertainties with respect to our international operations as outlined under “Risks associated with our international operations may negatively affect our business, results of operations and financial condition” in our 2022 Annual Report on Form 10-K, which was filed with the SEC on February 24, 2023, under “Risk Factors” in Item 1A.

We are also subject to certain additional risks specific to our U.K. operations. For example, our operations in the U.K. are subject to numerous laws and regulations that may differ from those applicable to our operations in the United States and Canada, including relating to data privacy, health and safety, and environmental protection. Future laws and regulations or changes in existing laws and regulations, or interpretations thereof, in the U.K. could further impact our operations. For example, the U.K. government has proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035. Such laws and proposed regulations would pose increasingly complex and costly compliance challenges or could also adversely affect demand for certain vehicles or the products we currently sell.

Further, changes by manufacturers to their distribution models may impact our operations in the U.K. Certain manufacturers are moving to an agency model in other countries, whereby the consumer places an order directly with the manufacturer and names a preferred delivery dealer. The agency model is being used by Mercedes-Benz in the U.K. and other European regions. Under an agency model, our dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. The agency model will reduce reported revenues (as only the fee we receive, and not the price of the vehicle, will be reported as revenue), reduce SG&A expenses, and reduce floor plan interest expense, although the other impacts to our results of operations remain uncertain. If the agency model or another new model is implemented in the U.K. or other countries or regions in which we operate for the sale of electric or other vehicles, it could negatively affect our revenues, results of operations and financial condition.

The majority of our dealerships in the U.K. operate under franchise agreements with vehicle manufacturers, however, unlike in the United States, the U.K. generally does not have automotive dealership franchise laws and, as a result, our U.K. dealerships operate without these types of specific protections that exist in the United States. In addition, our U.K. dealerships are also subject to U.K. antitrust regulations prohibiting certain restrictions on the sale of new vehicles and spare parts and on the provision of repairs and maintenance. For instance, authorized dealers are generally able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the European Union, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on cross supplies (including on transfers of dealerships) between existing authorized dealers within the European Union. However, under the EU Motor Vehicle Block Exemption Regulation, which was retained in U.K. law following U.K.’s exit from the European Union on January 31, 2020, certain restrictions on dealerships are permissible in franchise agreements provided certain conditions are met. In October 2022, the Competition and Markets Authority of the U.K. published recommendations to introduce an updated U.K. equivalent broadly similar to the EU Motor Vehicle Block Exemption Regulations, however, changes to these protections or rules could negatively affect our revenues, results of operations and financial condition.

33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first quarter of 2023:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)[1]
January	70,350	$204.72	—	$501,368
February	—	—	—	501,368
March	45	255.18	—	501,368
Total	70,395	204.75	—	501,368
1The current share repurchase plan has no expiration date.
2Of the shares repurchased in the first quarter of 2023, all were related to tax withholding upon the vesting of RSUs.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Lithia Motors, Inc.	10-Q	001-14733	3.1	07/28/21
3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc.	8-K	001-14733	3.2	04/25/19
10.1	Fourth Amendment to Fourth Amended and Restated Loan Agreement, dated February 9, 2023, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.*	8-K	001-14733	10.1	02/15/23
10.2	Form of Restricted Stock Unit Agreement (Time-Vesting) for awards beginning in 2023 (for Directors)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes to consolidated financial statements					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.					X
*Certain confidential and immaterial terms redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2023	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

35