Form 10-Q
period 2023-06-30
LITHIA MOTORS INC
filed 2023-08-04
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, there were 27,561,512 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and restricted cash	$199.7	$246.7
Accounts receivable, net of allowance for doubtful accounts of $4.5 and $3.1	884.6	813.1
Inventories, net	4,278.9	3,409.4
Other current assets	130.8	161.7
Total current assets	5,494.0	4,630.9

Property and equipment, net of accumulated depreciation of $655.8 and $526.8	3,907.5	3,574.6
Operating lease right-of-use assets	491.0	381.9
Finance receivables, net of allowance for estimated losses of $97.1 and $69.3	2,882.4	2,187.6
Goodwill	1,610.2	1,460.7
Franchise value	2,016.2	1,856.2
Other non-current assets	1,281.4	914.7
Total assets	$17,682.7	$15,006.6

Liabilities and equity
Current liabilities:
Floor plan notes payable	$1,107.9	$627.2
Floor plan notes payable: non-trade	1,708.8	1,489.4
Current maturities of long-term debt	27.0	20.5
Current maturities of non-recourse notes payable	48.4	—
Trade payables	297.7	258.4
Accrued liabilities	858.4	782.7
Total current liabilities	4,048.2	3,178.2

Long-term debt, less current maturities	5,414.0	5,088.3
Non-recourse notes payable, less current maturities	1,198.7	422.2
Deferred revenue	241.3	226.7
Deferred income taxes	308.0	286.3
Non-current operating lease liabilities	440.4	346.6
Other long-term liabilities	229.4	207.2
Total liabilities	11,880.0	9,755.5

Redeemable non-controlling interest	43.0	40.7

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 27.5 and 27.3	1,116.1	1,082.1
Additional paid-in capital	62.5	76.8
Accumulated other comprehensive income (loss)	11.2	(18.0)
Retained earnings	4,565.8	4,065.3
Total stockholders’ equity - Lithia Motors, Inc.	5,755.6	5,206.2
Non-controlling interest	4.1	4.2
Total equity	5,759.7	5,210.4
Total liabilities, redeemable non-controlling interest and equity	$17,682.7	$15,006.6

 See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	1

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts; Unaudited)	2023	2022	2023	2022
Revenues:
New vehicle retail	$4,014.7	$3,250.7	$7,293.6	$6,312.4
Used vehicle retail	2,455.1	2,496.7	4,682.6	4,731.2
Used vehicle wholesale	403.9	382.4	766.3	768.3
Finance and insurance	337.9	330.4	656.2	643.7
Service, body and parts	804.4	682.6	1,540.8	1,310.4
Fleet and other	95.5	97.3	151.5	179.5
Total revenues	8,111.5	7,240.1	15,091.0	13,945.4
Cost of sales:
New vehicle retail	3,627.6	2,840.3	6,572.6	5,500.7
Used vehicle retail	2,242.4	2,258.4	4,304.3	4,269.0
Used vehicle wholesale	404.6	378.6	769.8	756.7
Service, body and parts	360.5	319.1	702.5	617.9
Fleet and other	91.3	93.0	145.5	172.1
Total cost of sales	6,726.4	5,889.4	12,494.7	11,316.5
Gross profit	1,385.1	1,350.7	2,596.3	2,628.9

Financing operations (loss) income	(18.7)	3.3	(39.5)	8.3

Selling, general and administrative	842.2	796.9	1,606.6	1,537.1
Depreciation and amortization	48.4	38.0	95.6	74.6
Operating income	475.8	519.1	854.6	1,025.5
Floor plan interest expense	(34.7)	(3.8)	(62.3)	(8.7)
Other interest expense, net	(43.9)	(28.3)	(83.0)	(54.5)
Other income (expense), net	9.8	(18.8)	12.0	(24.3)
Income before income taxes	407.0	468.2	721.3	938.0
Income tax provision	(105.9)	(130.6)	(190.6)	(256.7)
Net income	301.1	337.6	530.7	681.3
Net income attributable to non-controlling interest	(1.8)	(3.8)	(2.5)	(4.4)
Net income attributable to redeemable non-controlling interest	(2.1)	(2.5)	(2.3)	(3.4)
Net income attributable to Lithia Motors, Inc.	$297.2	$331.3	$525.9	$673.5

Basic earnings per share attributable to Lithia Motors, Inc.	$10.79	$11.67	$19.11	$23.25
Shares used in basic per share calculations	27.5	28.4	27.5	29.0

Diluted earnings per share attributable to Lithia Motors, Inc.	$10.78	$11.60	$19.08	$23.15
Shares used in diluted per share calculations	27.6	28.6	27.6	29.1

Cash dividends paid per share	$0.50	$0.42	$0.92	$0.77

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; Unaudited)	2023	2022	2023	2022
Net income	$301.1	$337.6	$530.7	$681.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	16.1	(8.0)	29.2	(4.0)
(Loss) gain on cash flow hedges, net of tax benefit (expense) of none, $0.7, none, and $(0.7), respectively	—	(2.0)	—	1.8
Total other comprehensive income (loss), net of tax	16.1	(10.0)	29.2	(2.1)
Comprehensive income	317.2	327.6	559.9	679.1

Comprehensive income attributable to non-controlling interest	(1.8)	(3.8)	(2.5)	(4.4)
Comprehensive income attributable to redeemable non-controlling interest	(2.1)	(2.5)	(2.3)	(3.4)
Comprehensive income attributable to Lithia Motors, Inc.	$313.3	$321.3	$555.1	$671.3

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; Unaudited)	2023	2022	2023	2022
Total equity, beginning balances	$5,440.9	$4,907.9	$5,210.4	$4,629.2

Common stock, beginning balances	1,105.5	1,656.3	1,082.1	1,711.6
Stock-based compensation	1.9	2.2	33.6	19.2
Issuance of stock in connection with employee stock purchase plans	8.7	11.0	14.9	18.8
Repurchase of common stock	—	(545.5)	(14.5)	(625.6)
Common stock, ending balances	1,116.1	1,124.0	1,116.1	1,124.0

Additional paid-in capital, beginning balances	54.2	51.8	76.8	58.3
Stock-based compensation	8.3	10.4	(14.3)	3.9
Additional paid-in capital, ending balances	62.5	62.2	62.5	62.2

Accumulated other comprehensive (loss) income, beginning balances	(4.9)	4.9	(18.0)	(3.0)
Foreign currency translation adjustment	16.1	(8.0)	29.2	(4.0)
(Loss) gain on cash flow hedges, net of tax benefit (expense) of none, $0.7, none, and $(0.7), respectively	—	(2.0)	—	1.8
Accumulated other comprehensive income (loss), ending balances	11.2	(5.1)	11.2	(5.1)

Retained earnings, beginning balances	4,282.5	3,191.4	4,065.3	2,859.5
Net income attributable to Lithia Motors, Inc.	297.2	331.3	525.9	673.5
Dividends paid	(13.9)	(11.9)	(25.4)	(22.2)
Retained earnings, ending balances	4,565.8	3,510.8	4,565.8	3,510.8

Non-controlling interest, beginning balances	3.6	3.3	4.2	2.8
Distribution of non-controlling interest	(1.3)	(1.0)	(2.6)	(1.1)
Net income attributable to non-controlling interest	1.8	3.8	2.5	4.4
Non-controlling interest, ending balances	4.1	6.1	4.1	6.1

Total equity, ending balances	$5,759.7	$4,698.0	$5,759.7	$4,698.0

Redeemable non-controlling interest, beginning balances	$40.9	$34.9	$40.7	$34.0
Contribution of redeemable non-controlling interest	—	2.4	—	2.4
Net income attributable to redeemable non-controlling interest	2.1	2.5	2.3	3.4
Redeemable non-controlling interest, ending balances	$43.0	$39.8	$43.0	$39.8

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
(In millions; Unaudited)	2023	2022
Cash flows from operating activities:
Net income	$530.7	$681.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	100.0	80.2
Stock-based compensation	19.3	23.1
Loss (gain) on disposal of other assets	0.1	(0.6)
Gain on disposal of franchise	(8.2)	(13.1)
Unrealized investment (gain) loss	(0.8)	33.0
Deferred income taxes	32.1	16.6
Amortization of operating lease right-of-use assets	31.8	19.3
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	(2.8)	(76.4)
Inventories	(350.2)	(507.0)
Finance receivables	(684.6)	(573.1)
Other assets	8.6	(55.2)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	58.4	56.9
Trade payables	(36.8)	32.6
Accrued liabilities	(11.0)	(16.8)
Other long-term liabilities and deferred revenue	14.7	36.1
Net cash used in operating activities	(298.7)	(263.1)
Cash flows from investing activities:
Capital expenditures	(97.1)	(136.6)
Proceeds from sales of assets	0.8	16.5
Cash paid for other investments	(11.1)	(9.3)
Cash paid for acquisitions, net of cash acquired	(978.5)	(706.0)
Proceeds from sales of stores	85.7	52.7
Net cash used in investing activities	(1,000.2)	(782.7)
Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	223.5	243.5
Borrowings on lines of credit	7,049.2	6,047.8
Repayments on lines of credit	(6,789.1)	(4,543.9)
Principal payments on long-term debt and finance lease liabilities, scheduled	(17.5)	(15.9)
Principal payments on long-term debt and finance lease liabilities, other	(3.4)	(60.3)
Proceeds from issuance of long-term debt	10.4	26.7
Principal payments on non-recourse notes payable	(211.5)	(80.1)
Proceeds from issuance of non-recourse notes payable	1,036.4	—
Payment of debt issuance costs	(7.8)	(1.5)
Proceeds from issuance of common stock	14.9	18.7
Repurchase of common stock	(14.5)	(623.4)
Dividends paid	(25.4)	(22.2)
Payment of contingent consideration related to acquisitions	(14.0)	(3.7)
Other financing activity	(2.7)	(1.1)
Net cash provided by financing activities	1,248.5	984.6
Effect of exchange rate changes on cash and restricted cash	8.1	(0.4)
Decrease in cash and restricted cash	(42.3)	(61.6)
Cash and restricted cash at beginning of year	271.5	178.5
Cash and restricted cash at end of period	$229.2	$116.9

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Six Months Ended June 30,
(In millions)	2023	2022
Reconciliation of cash and restricted cash to the consolidated balance sheets
Cash	$88.7	$64.4
Restricted cash from collections on auto loans receivable and customer deposits	111.0	48.8
Cash and restricted cash	199.7	113.2
Restricted cash on deposit in reserve accounts, included in other non-current assets	29.5	3.7
Total cash and restricted cash reported in the Consolidated Statements of Cash Flows	$229.2	$116.9

Supplemental cash flow information:
Cash paid during the period for interest	$220.3	$71.9
Cash paid during the period for income taxes, net	117.9	259.2
Debt paid in connection with store disposals	3.2	—

Non-cash activities:
Contingent consideration in connection with acquisitions	$7.3	$—
Debt assumed in connection with acquisitions	453.7	—
Acquisition of finance leases in connection with acquisitions	45.0	59.0
Right-of-use assets obtained in exchange for lease liabilities	135.1	16.5
Unsettled repurchases of common stock	—	2.2

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2022 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2022, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Contracts in transit	$403.3	$432.5
Trade receivables	142.2	122.6
Vehicle receivables	148.6	105.4
Manufacturer receivables	191.1	151.9
Other receivables, current	3.9	3.8
	889.1	816.2
Less: Allowance for doubtful accounts	(4.5)	(3.1)
Total accounts receivable, net	$884.6	$813.1

The long-term portions of accounts receivable and allowance for doubtful accounts were included as a component of other non-current assets in the Consolidated Balance Sheets.

NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE

The components of inventories, net, consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
New vehicles	$2,213.0	$1,679.8
Used vehicles	1,842.2	1,529.3
Parts and accessories	223.7	200.3
Total inventories	$4,278.9	$3,409.4

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

(in millions)	June 30, 2023	December 31, 2022
Floor plan notes payable: non-trade	$1,708.8	$1,489.4
Floor plan notes payable	1,107.9	627.2
Total floor plan debt	$2,816.7	$2,116.6

NOTES TO FINANCIAL STATEMENTS	7

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

Finance Receivables, net

(in millions)	June 30, 2023	December 31, 2022
Asset-backed term funding	$1,536.6	$482.1
Warehouse facilities	992.0	1,383.9
Other managed receivables	450.9	390.9
Total finance receivables	2,979.5	2,256.9
Less: Allowance for finance receivable losses	(97.1)	(69.3)
Finance receivables, net	$2,882.4	$2,187.6

Finance Receivables by FICO Score

	As of June 30, 2023
	Year of Origination
($ in millions)	2023	2022	2021	2020	Total
<599[1]	$40.5	$51.6	$23.3	$3.6	$119.0
600-699	356.3	558.2	194.7	20.7	1,129.9
700-774	342.1	499.6	78.5	7.7	927.9
775+	294.1	311.3	17.5	3.6	626.5
Total auto loan receivables	$1,033.0	$1,420.7	$314.0	$35.6	2,803.3
Other finance receivables [1]					176.2
Total finance receivables					$2,979.5

	As of December 31, 2022
	Year of Origination
($ in millions)	2022	2021	2020	Total
<599[1]	$63.0	$30.3	$4.8	$98.1
600-699	652.6	243.4	27.2	923.2
700-774	575.9	97.9	10.0	683.8
775+	369.5	21.5	4.5	395.5
Total auto loan receivables	$1,661.0	$393.1	46.5	2,100.6
Other finance receivables [1]				156.3
Total finance receivables				$2,256.9
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

NOTES TO FINANCIAL STATEMENTS	8

Rollforward of Allowance for Loan and Lease Losses
Our allowance for loan and lease losses represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowances for credit losses related to finance receivables consisted of the following changes during the period:

	Six Months Ended June 30,
(in millions)	2023	2022
Allowance at beginning of period	$69.3	$25.0
Charge-offs	(50.1)	(20.1)
Recoveries	23.6	8.1
Initial allowance for purchased credit-deteriorated loans	2.3	—
Provision expense	52.0	24.4
Allowance at end of period	$97.1	$37.4

Charge-off Activity by Year of Origination

	Six Months Ended June 30,
(in millions)	2023	2022
2023	$0.8	$—
2022	31.0	0.7
2021	15.8	14.6
2020	1.6	2.6
Other finance receivables [1]	0.9	2.2
Total charge-offs	$50.1	$20.1
1Includes legacy portfolio, loans that are originated with no FICO score available, and lease receivables.

Purchased Financial Assets with Credit Deterioration
As part of our acquisition of Priority Auto Group on June 12, 2023, we purchased certain auto loan receivables for which there was evidence of more than insignificant deterioration of credit quality since origination (purchased credit-deteriorated or “PCD” assets). The following is a reconciliation of the difference between the purchase price paid by us for the financial assets and the par value (outstanding principal balance) of the assets on the date we acquired the portfolio:

Purchase price of PCD loans at acquisition	$8.0
Initial allowance for credit losses of PCD loans at acquisition	2.3
Noncredit premium of PCD loans at acquisition	(1.2)
Par value of acquired PCD loans at acquisition	$9.1

NOTE 5. GOODWILL AND FRANCHISE VALUE

The changes in the carrying amounts of goodwill are as follows:

(in millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2021	$977.3	$—	$977.3
Additions through acquisitions [1]	483.4	17.0	500.4
Reductions through divestitures	(17.9)	—	(17.9)
Currency translation	0.7	0.2	0.9
Balance as of December 31, 2022	1,443.5	17.2	1,460.7
Additions through acquisitions [2]	157.3	—	157.3
Reductions through divestitures	(9.3)	—	(9.3)
Currency translation	1.1	0.4	1.5
Balance as of June 30, 2023	$1,592.6	$17.6	$1,610.2
1Our purchase price allocation for the 2021 acquisitions were finalized in 2022. As a result, we added $500.4 million of goodwill.
2Our purchase price allocation for a portion of the 2022 acquisitions were finalized in 2023. As a result, we added $157.3 million of goodwill. Our purchase price allocation for the remaining 2022 and 2023 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 11 – Acquisitions.

NOTES TO FINANCIAL STATEMENTS	9

The changes in the carrying amounts of franchise value are as follows:

(in millions)	Franchise Value
Balance as of December 31, 2021	$799.1
Additions through acquisitions [1]	1,088.4
Reductions through divestitures	(33.6)
Currency translation	2.3
Balance as of December 31, 2022	1,856.2
Additions through acquisitions [2]	169.8
Reductions through divestitures	(13.4)
Currency translation	3.6
Balance as of June 30, 2023	$2,016.2
1Our purchase price allocation for the 2021 acquisitions were finalized in 2022. As a result, we added $1.1 billion of franchise value.
2Our purchase price allocations for a portion of the 2022 acquisitions were finalized in 2023. As a result, we added $169.8 million of franchise value. Our purchase price allocation for the remaining 2022 and 2023 acquisitions are preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 11 – Acquisitions.

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

Net investment in operating leases was as follows:

(in millions)	June 30, 2023	December 31, 2022
Vehicles, at cost [1]	$97.4	$92.2
Accumulated depreciation [1]	(9.2)	(7.6)
Net investment in operating leases	$88.2	$84.6
1Vehicles, at cost and accumulated depreciation are recorded in other current assets on the Consolidated Balance Sheets.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $301.7 million and $284.3 million as of June 30, 2023, and December 31, 2022, respectively; and we recognized $14.2 million and $28.9 million of revenue in the three and six months ended June 30, 2023 related to our contract liability balance at December 31, 2022. Our contract liability balance is included in accrued liabilities and deferred revenue.

Leases
We lease certain dealerships, office space, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. We have elected not to bifurcate lease and non-lease components related to leases of real property.

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

NOTES TO FINANCIAL STATEMENTS	10

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

The interest rate on the USB credit facility varies based on the type of debt, with the rate of one-day SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.00% for new vehicle floor plan financing, 1.40% for used vehicle floor plan financing, 1.20% for service loaner floor plan financing, and a variable interest rate on the revolving financing ranging from 1.00% to 2.00% depending on our leverage ratio. The annual interest rates associated with our floor plan commitments are as follows:

Commitment	Annual Interest Rate at June 30, 2023
New vehicle floor plan	6.16%
Used vehicle floor plan	6.56%
Service loaner floor plan	6.26%
Revolving line of credit	6.06%

NOTES TO FINANCIAL STATEMENTS	11

Non-Recourse Notes Payable
In 2023, we issued approximately $1.0 billion in non-recourse notes payable related to asset-backed term funding transactions. Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of June 30, 2023	Initial Principal Amount	Issuance Date	Interest Rate	Final Distribution Date
LAD Auto Receivables Trust 2021-1 Class A	$71.8	$282.8	11/24/21	1.300%	08/17/26
LAD Auto Receivables Trust 2021-1 Class B	18.3	18.3	11/24/21	1.940%	11/16/26
LAD Auto Receivables Trust 2021-1 Class C	26.0	26.0	11/24/21	2.350%	04/15/27
LAD Auto Receivables Trust 2021-1 Class D	17.2	17.2	11/24/21	3.990%	11/15/29
LAD Auto Receivables Trust 2022-1 Class A	155.9	259.7	08/17/22	5.210%	06/15/27
LAD Auto Receivables Trust 2022-1 Class B	15.5	15.5	08/17/22	5.870%	09/15/27
LAD Auto Receivables Trust 2022-1 Class C	23.0	23.0	08/17/22	6.850%	04/15/30
LAD Auto Receivables Trust 2023-1 Class A-1	—	75.1	02/14/23	4.929%	02/15/24
LAD Auto Receivables Trust 2023-1 Class A-2	239.1	242.0	02/14/23	5.680%	10/15/26
LAD Auto Receivables Trust 2023-1 Class A-3	74.4	74.4	02/14/23	5.480%	06/15/27
LAD Auto Receivables Trust 2023-1 Class B	20.1	20.1	02/14/23	5.590%	08/16/27
LAD Auto Receivables Trust 2023-1 Class C	36.7	36.7	02/14/23	6.180%	12/15/27
LAD Auto Receivables Trust 2023-1 Class D	31.3	31.3	02/14/23	7.300%	06/17/30
LAD Auto Receivables Trust 2023-2 Class A-1	48.4	87.4	05/24/23	5.440%	05/15/24
LAD Auto Receivables Trust 2023-2 Class A-2	287.0	287.0	05/24/23	5.930%	06/15/27
LAD Auto Receivables Trust 2023-2 Class A-3	80.0	80.0	05/24/23	5.420%	02/15/28
LAD Auto Receivables Trust 2023-2 Class B	22.9	22.9	05/24/23	5.450%	04/15/28
LAD Auto Receivables Trust 2023-2 Class C	54.7	54.7	05/24/23	5.580%	09/15/28
LAD Auto Receivables Trust 2023-2 Class D	24.8	24.8	05/24/23	6.300%	02/15/31
Total non-recourse notes payable	$1,247.1	$1,678.9

NOTE 9. EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS

Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units (RSUs). Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2023		Cumulative Repurchases as of June 30, 2023
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	—	$—	6,904,781	$173.59

As of June 30, 2023, we had $501.4 million available for repurchases pursuant to our share repurchase authorization from our Board of Directors in 2022 and prior years.

In addition, during 2023, we repurchased 70,560 shares at an average price of $204.82 per share, for a total of $14.5 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

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

NOTES TO FINANCIAL STATEMENTS	12

We determined the carrying value of accounts receivable, trade payables, accrued liabilities, finance receivables, and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have investments primarily consisting of our investment in Shift Technologies, Inc. (Shift), a San Francisco-based digital retail company. Shift has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. We calculated the fair value of this investment using quoted prices for the identical asset (Level 1) and recorded the fair value as part of other non-current assets. For the three and six-month periods ended June 30, 2023, we recognized a $1.2 million and $0.8 million unrealized investment gain related to Shift. For the three and six-month periods ended June 30, 2022, we recognized an $18.1 million and $33.0 million unrealized investment loss related to Shift. These amounts were recorded as a component of Other income (expense), net.

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

There were no changes to our valuation techniques during the six-month period ended June 30, 2023.

NOTES TO FINANCIAL STATEMENTS	13

Below are our assets and liabilities that are measured at fair value:

	As of June 30, 2023				As of December 31, 2022
($ in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recorded at fair value
Investments
Shift Technologies, Inc.	$2.6	$2.6	$—	$—	$1.8	$1.8	$—	$—

Derivatives
Derivative assets	19.2	—	19.2	—	22.1	—	22.1	—
Derivative liabilities	19.2	—	19.2	—	22.1	—	22.1	—

Recorded at historical value
Fixed rate debt [1]
4.625% Senior notes due 2027	400.0	371.0	—	—	400.0	364.0	—	—
4.375% Senior notes due 2031	550.0	471.6	—	—	550.0	448.3	—	—
3.875% Senior notes due 2029	800.0	692.0	—	—	800.0	656.0	—	—
Non-recourse notes payable	1,247.1	—	1,229.6	—	422.2	—	411.8	—
Real estate mortgages and other debt	525.4	—	522.0	—	489.0	—	399.0	—
1Excluding unamortized debt issuance costs

NOTE 11. ACQUISITIONS

In the first six months of 2023, we completed the following acquisitions:

•In February 2023, Thornhill Acura in Canada.
•In March 2023, Jardine Motors Group in the United Kingdom.
•In June 2023, Priority Auto Group in Virginia.
•In June 2023, Wade Ford in Georgia.

Revenue and operating income contributed by the 2023 acquisitions subsequent to the date of acquisition were as follows (in millions):

Six Months Ended June 30,	2023
Revenue	$791.8
Operating income	28.8

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

The following tables summarize the consideration paid for the 2023 acquisitions and the preliminary purchase price allocations for identified assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Consideration
Cash paid, net of cash acquired	$978.5
Contingent consideration	7.3
Total consideration transferred	$985.8

NOTES TO FINANCIAL STATEMENTS	14

(in millions)	Assets Acquired and Liabilities Assumed
Trade receivables, net	$66.7
Inventories	540.5
Goodwill	30.5
Property and equipment	348.9
Operating lease right-of-use assets	86.7
Finance receivables, net	8.0
Other assets	645.1
Floor plan notes payable	(439.8)
Borrowings on lines of credit	(36.4)
Debt and finance lease obligations	(45.0)
Deferred taxes, net	10.0
Other liabilities	(229.4)
Total net assets acquired and liabilities assumed	$985.8

The purchase price allocations for the acquisitions from the third quarter of 2022 through the first quarter of 2023 are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available and recorded unallocated items as a component of other non-current assets in the Consolidated Balance Sheets.

We do not expect all of the goodwill related to acquisitions completed in 2023 to be deductible for federal income tax purposes.

In the three and six-month periods ended June 30, 2023, we recorded $4.5 million and $5.7 million in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $1.5 million and $8.1 million, of acquisition-related expenses in the same periods of 2022.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and six-month periods ended June 30, 2023 and 2022 had occurred on January 1, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenue	$8,400.0	$8,147.1	$16,116.9	$15,695.7
Net income attributable to Lithia Motors, Inc.	314.5	363.2	567.9	732.7
Basic earnings attributable to Lithia Motors, Inc. per share	11.42	12.79	20.64	25.29
Diluted earnings attributable to Lithia Motors, Inc. per share	11.41	12.71	20.60	25.17

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

NOTES TO FINANCIAL STATEMENTS	15

The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

Six Months Ended June 30,	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders	$297.2	$331.3	$525.9	$673.5

Weighted average common shares outstanding – basic	27.5	28.4	27.5	29.0
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.1	0.2	0.1	0.1
Weighted average common shares outstanding – diluted	27.6	28.6	27.6	29.1

Basic earnings per share attributable to Lithia Motors, Inc.	$10.79	$11.67	$19.11	$23.25
Diluted earnings per share attributable to Lithia Motors, Inc.	$10.78	$11.60	$19.08	$23.15

The effect of antidilutive securities on common stock was evaluated for the three and six-month periods ended June 30, 2023, and 2022 and was determined to be immaterial.

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

NOTES TO FINANCIAL STATEMENTS	16

Certain financial information on a segment basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Vehicle operations revenue	$8,111.5	$7,240.1	$15,091.0	$13,945.4

Vehicle operations gross profit	1,385.1	1,350.7	2,596.3	2,628.9
Floor plan interest expense	(34.7)	(3.8)	(62.3)	(8.7)
Vehicle operations selling, general and administrative	(848.4)	(839.9)	(1,671.5)	(1,630.8)
Vehicle operations income	502.0	507.0	862.5	989.4

Financing operations interest margin:
Interest, fee, and lease income	64.0	27.0	117.9	49.4
Interest expense	(45.6)	(6.1)	(83.1)	(10.0)
Total interest margin	18.4	20.9	34.8	39.4
Selling, general and administrative	(9.3)	(7.4)	(17.9)	(14.5)
Total pre-provision income	9.1	13.5	16.9	24.9
Provision expense	(25.8)	(7.3)	(52.0)	(11.0)
Depreciation and amortization	(2.0)	(2.9)	(4.4)	(5.6)
Financing operations (loss) income	(18.7)	3.3	(39.5)	8.3

Total segment income for reportable segments	483.3	510.4	823.0	997.8

Corporate and other	6.2	42.9	64.9	93.6
Depreciation and amortization	(48.4)	(38.0)	(95.6)	(74.6)
Other interest expense	(43.9)	(28.3)	(83.0)	(54.5)
Other income (expense), net	9.8	(18.8)	12.0	(24.3)
Income before income taxes	$407.0	$468.2	$721.3	$938.0

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

•Future market conditions, including anticipated car and other sales levels and the supply of inventory
•Our business strategy and plans, including our achieving our 2025 Plan and related targets
•The growth, expansion, make-up and success of our network, including our finding accretive acquisitions and acquiring additional stores
•Annualized revenues from acquired stores
•The growth and performance of our Driveway e-commerce home solution and Driveway Finance Corporation (DFC), their synergies and other impacts on our business and our ability to meet Driveway and DFC-related targets
•The impact of sustainable vehicles and other market and regulatory changes on our business
•Our capital allocations and uses and levels of capital expenditures in the future
•Expected operating results, such as improved store performance, continued improvement of selling, general and administrative expenses (SG&A) as a percentage of gross profit and any projections
•Our anticipated financial condition and liquidity, including from our cash and the future availability of our credit facilities, unfinanced real estate and other financing sources
•Our continuing to purchase shares under our share repurchase program
•Our compliance with financial and restrictive covenants in our credit facilities and other debt agreements
•Our programs and initiatives for employee recruitment, training, and retention
•Our strategies and targets for customer retention, growth, market position, operations, financial results and risk management

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

Overview
Lithia and Driveway (LAD) is a growth company focused on profitably consolidating one of the largest sectors, automotive retail. We offer a wide selection of vehicles across global carmakers and providing a full suite of financing, leasing, repair, and maintenance options. Purchasing and owning a vehicle is easy and hassle-free with convenient solutions offered through our comprehensive network of locations, e-commerce platforms, and captive finance division. We deliver profitable growth through consolidation in the automotive retail sector and modernizing the retail experience to be wherever, whenever and however our consumers desire. As of June 30, 2023, we operated 345 locations representing 46 brands in three countries.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	18

We seek to provide customers with a seamless, blended online and physical retail experience, broad selection and access to specialized expertise and knowledge. Our comprehensive network enables us to provide convenient touch points for customers and provides services throughout the vehicle life cycle. We seek to increase market share and optimize profitability by focusing on the consumer experience and applying proprietary performance measurement systems fueled by data science. Our Driveway and GreenCars brands compliment our in-store experiences in the United States and provide convenient, simple and transparent platforms that serve as our e-commerce home solutions and allow us to deliver differentiated, proprietary digital experiences. Enhancing our business with Driveway Finance Corporation (DFC), our captive auto finance division, allows us to provide financing solutions for customers and diversify our business model with an adjacent product.

Our long-term strategy to create value for our customers, employees and shareholders includes the following elements:

Driving operational excellence, innovation and diversification
LAD builds magnetic brand loyalty with our 345 locations and with Driveway, our e-commerce home delivery experience, and GreenCars, our electric vehicle learning resource and marketplace. Operational excellence is achieved by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to improve market share, consumer loyalty, and profitability. By promoting an entrepreneurial model with our in-store experiences, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we develop high-performing teams and foster manufacturer relationships.

In response to evolving consumer preferences, we invest in modernization that supports and expands our core business. These digital strategies combine our experienced, knowledgeable workforce with our owned inventory and physical network of stores, enabling us to be agile and adapt to consumer preferences and market specific conditions. Additionally, we systematically explore transformative adjacencies, which are identified to be synergistic and complementary to our existing business such as DFC.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	19

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

Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology and adjacencies that expand and diversify our business model. Our free cash flow deployment strategy targets an allocation of 65% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 10% in shareholder return in the form of dividends and share repurchases. During 2023, we utilized $97.1 million for capital expenditures investing in our existing business and paid $25.4 million in dividends. As of June 30, 2023, we had available liquidity of approximately $1.0 billion, which was comprised of $88.7 million in unrestricted cash and $933.3 million availability on our credit facilities. In addition, our unfinanced real estate could provide additional liquidity of approximately $0.5 billion.

Financial Performance
We experienced growth of revenue in 2023 compared to 2022, primarily driven by increases in volume related to acquisitions, complemented by organic growth in new vehicle retail sales and service, body and parts sales. Gross profit on new and used vehicle retail sales declined compared to 2022 due to continued normalization of margins.

MANAGEMENT’S DISCUSSION AND ANALYSIS	20

Vehicle Operations
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per unit values)	2023	2022	Change		2023	2022	Change
Revenues
New vehicle retail	$4,014.7	$3,250.7	23.5%		$7,293.6	$6,312.4	15.5%
Used vehicle retail	2,455.1	2,496.7	(1.7)		4,682.6	4,731.2	(1.0)
Finance and insurance	337.9	330.4	2.3		656.2	643.7	1.9
Service, body and parts	804.4	682.6	17.8		1,540.8	1,310.4	17.6
Total revenues	8,111.5	7,240.1	12.0		15,091.0	13,945.4	8.2

Gross profit
New vehicle retail	$387.2	$410.4	(5.7)%		$721.0	$811.7	(11.2)%
Used vehicle retail	212.7	238.3	(10.7)		378.3	462.1	(18.1)
Finance and insurance	337.9	330.4	2.3		656.2	643.7	1.9
Service, body and parts	443.9	363.5	22.1		838.3	692.5	21.1
Total gross profit	1,385.1	1,350.7	2.5		2,596.3	2,628.9	(1.2)

Gross profit margins
New vehicle retail	9.6%	12.6%	(300)	bps	9.9%	12.9%	(300)	bps
Used vehicle retail	8.7	9.5	(80)		8.1	9.8	(170)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	55.2	53.3	190		54.4	52.9	150
Total gross profit margin	17.1	18.7	(160)		17.2	18.9	(170)

Retail units sold
New vehicles	83,539	68,752	21.5%		151,334	133,694	13.2%
Used vehicles	80,573	81,026	(0.6)		158,715	154,715	2.6

Average selling price per retail unit
New vehicles	$48,058	$47,281	1.6%		$48,195	$47,216	2.1%
Used vehicles	30,471	30,814	(1.1)		29,503	30,580	(3.5)

Average gross profit per retail unit
New vehicles	$4,635	$5,970	(22.4)%		$4,764	$6,071	(21.5)%
Used vehicles	2,640	2,942	(10.3)		2,384	2,987	(20.2)
Finance and insurance	2,059	2,206	(6.7)		2,117	2,232	(5.2)
Total vehicle [1]	5,710	6,563	(13.0)		5,651	6,689	(15.5)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

MANAGEMENT’S DISCUSSION AND ANALYSIS	21

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2022 would be included in same store operating data beginning in June 2023, after its first full complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the month of June for both comparable periods.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per unit values)	2023	2022	Change		2023	2022	Change
Revenues
New vehicle retail	$3,402.8	$3,178.8	7.0%		$6,299.0	$6,169.0	2.1%
Used vehicle retail	2,061.8	2,447.9	(15.8)		4,048.1	4,629.0	(12.5)
Finance and insurance	300.6	322.8	(6.9)		584.6	628.0	(6.9)
Service, body and parts	702.0	663.3	5.8		1,369.2	1,273.3	7.5
Total revenues	6,869.4	7,077.8	(2.9)		13,074.8	13,619.2	(4.0)

Gross profit
New vehicle retail	$327.5	$401.6	(18.5)%		$622.4	$793.6	(21.6)%
Used vehicle retail	176.7	234.4	(24.6)		324.9	452.3	(28.2)
Finance and insurance	300.6	322.8	(6.9)		584.6	628.0	(6.9)
Service, body and parts	385.4	353.9	8.9		739.8	674.0	9.8
Total gross profit	1,193.1	1,320.3	(9.6)		2,273.4	2,566.1	(11.4)

Gross profit margins
New vehicle retail	9.6%	12.6%	(300)	bps	9.9%	12.9%	(300)	bps
Used vehicle retail	8.6	9.6	(100)		8.0	9.8	(180)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	54.9	53.4	150		54.0	52.9	110
Total gross profit margin	17.4	18.7	(130)		17.4	18.8	(140)

Retail units sold
New vehicles	69,473	67,069	3.6%		128,817	130,359	(1.2)%
Used vehicles	70,080	79,293	(11.6)		140,058	151,026	(7.3)

Average selling price per retail unit
New vehicles	$48,980	$47,396	3.3%		$48,898	$47,324	3.3%
Used vehicles	29,421	30,872	(4.7)		28,903	30,650	(5.7)

Average gross profit per retail unit
New vehicles	$4,714	$5,987	(21.3)%		$4,832	$6,088	(20.6)%
Used vehicles	2,521	2,957	(14.7)		2,320	2,995	(22.5)
Finance and insurance	2,154	2,206	(2.4)		2,174	2,232	(2.6)
Total vehicle [1]	5,761	6,577	(12.4)		5,683	6,702	(15.2)
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

MANAGEMENT’S DISCUSSION AND ANALYSIS	22

Q2 2023 vs. Q2 2022
New vehicles revenue for the three months ended June 30, 2023 increased 23.5 % compared to the same period of 2022, driven by acquisition activity and improvements in same store performance. Same store new vehicle revenue increased 7.0% primarily due to an increase in unit volume of 3.6% and an increase in average selling prices of 3.3%.

Same store new vehicle gross profit per unit decreased 21.3%, decreasing new vehicle gross profit margins 300 bps. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $1,214 to $7,087.

YTD 2023 vs. YTD 2022
New vehicles revenue for the six months ended June 30, 2023 increased 15.5% compared to the same period of 2022 primarily due to acquisition activity. Same store new vehicle revenue increased 2.1% due to an increase in average selling prices of 3.3%, partially offset by a decrease in unit volume of 1.2%.

Same store new vehicle gross profit per unit decreased 20.6%, decreasing new vehicle gross profit margins 300 bps. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $1,151 to $7,280.

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

We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles up to twenty years old. For the trailing twelve months ended June 30, 2023, our stores sold an average of 86 used vehicles per store per month.

Q2 2023 vs. Q2 2022
Used vehicle revenue for the three months ended June 30, 2023 decreased 1.7% compared to the same period of 2022 due to decreases in average selling prices and unit volume, partially offset by acquisition activity. On a same store basis, used vehicle sales decreased 15.8% due to a decrease in unit volume of 11.6% and a decrease in average selling prices of 4.7%. Volume decreases were driven by decreasing volumes associated with core vehicles. Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, decreased $619 to $4,452.

YTD 2023 vs. YTD 2022
Used vehicle revenue for the six months ended June 30, 2023 decreased 1.0% compared to the same period of 2022 due to decreases in average selling prices, partially offset by acquisition activity. On a same store basis, used vehicle sales decreased 12.5% due to a decrease in unit volume of 7.3% and a decrease in average selling prices of 5.7%. Volume decreases were driven by decreasing volumes associated with core vehicles. Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, decreased $891 to $4,240.

Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which drive continued engagement with the consumer throughout the ownership lifecycle.

Q2 2023 vs. Q2 2022
Total finance and insurance income increased 2.3% in the three months ended June 30, 2023 compared to the same period of 2022, driven by acquisition activity. Same store finance and insurance revenues decreased 6.9%.

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

Revenue decreases were driven by a decline in finance reserve revenues as we increase our penetration rates associated with Financing Operations and the growth of our captive auto loan and lease portfolio businesses. On a same store basis, our finance and insurance revenue per retail unit decreased $52 to $2,154.

YTD 2023 vs. YTD 2022
Total finance and insurance income increased 1.9% in the six months ended June 30, 2023 compared to the same period of 2022, driven by acquisition activity. Same store finance and insurance revenues decreased 6.9%. Revenue decreases were highlighted by a decline in finance reserve revenues as we increase our penetration rates associated with Financing Operations and the growth of our captive auto loan and lease portfolio businesses, partially offset by revenue increases associated with service contracts. On a same store basis, our finance and insurance revenue per retail unit decreased $57 to $2,174.

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

Q2 2023 vs. Q2 2022
Our service, body, and parts revenue increased 17.8% in the three months ended June 30, 2023 compared to the same period of 2022, driven by acquisitions, as well as an increase in customer pay revenues. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. The largest contribution to our service, body and parts revenue was same store customer pay revenue of $400.1 million.

Same store service, body and parts gross profit increased 8.9%. This increase was primarily due to increased volumes of customer pay transactions. Overall same store service, body, and parts gross margins increased 150 bps, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margin increased 140 bps.

YTD 2023 vs. YTD 2022
Our service, body, and parts revenue increased 17.6% in the six months ended June 30, 2023 compared to the same period of 2022, driven by acquisitions, as well as an increase in customer pay revenues. Same store customer pay revenues was the largest contribution to our service, body and parts revenue at $769.1 million.

Same store service, body and parts gross profit increased 9.8%. This increase was primarily due to increased volumes of customer pay transactions. Overall same store service, body, and parts gross margins increased 110 bps, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margin increased 110 bps.

Financing Operations

Financing Operations offers loans and leases to consumers across the full credit spectrum for both new and used vehicles through two entities, DFC and Pfaff Leasing. DFC is a captive lender, originating loans only from stores in the United States and Driveway. Pfaff Leasing originates loans and leases from both our Canadian stores and third-party dealerships. Our stores do not exclusively finance vehicles through DFC or Pfaff Leasing, rather originations are earned on a competitive basis with other lenders. We target growing penetration to 15% of retail units we sell by 2025.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

Selected Financing Operations Financial Information

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2023	% (1)	2022	% (1)	2023	% [1]	2022	% [1]
Interest margin:
Interest, fee, and lease income	$64.0	9.1	$27.0	8.9	$117.9	9.1	$49.4	8.9
Interest expense	(45.6)	(6.5)	(6.1)	(2.0)	(83.1)	(6.4)	(10.0)	(1.8)
Total interest margin	$18.4	2.6	$20.9	6.9	$34.8	2.7	$39.4	7.1
Provision expense	$(25.8)	(3.7)	$(7.3)	(2.4)	$(52.0)	(4.0)	$(11.0)	(2.0)
Financing operations income (loss)	$(18.7)	(2.7)	$3.3	1.1	$(39.5)	(3.0)	$8.3	1.5

Total average managed finance receivables	$2,823.3		$1,223.9		$2,618.2		$1,120.3
1Annualized percentage of total average managed finance receivables.

DFC Portfolio Information1

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Loan origination information
Net loans originated	$558.4	$482.9	$1,187.5	$777.4
Vehicle units financed	17,967	14,534	38,895	23,214
Total penetration rate [2]	12.1%	10.0%	13.5%	8.2%
Weighted average contract rate	9.5%	7.0%	9.2%	7.3%
Weighted average credit score [3]	730	718	730	708
Weighted average FE LTV [4]	95.6%	99.7%	95.8%	101.4%
Weighted average term (in months)	73	73	73	73

Loan performance information
Total ending managed receivables	$2,810.6	$1,294.4	$2,810.6	$1,294.4
Total average managed receivables	$2,663.3	$1,111.3	$2,460.0	$1,009.6
Allowance for loan losses	$90.8	$33.5	$90.8	$33.5
Allowance for loan losses as a percentage of ending managed receivables	3.2%	2.6%	3.2%	2.6%
Net credit losses on managed receivables	13.1	6.0	26.5	12.0
Annualized net credit losses as a percentage of total average managed receivables	2.0%	2.2%	2.2%	2.4%
Past due accounts as a percentage of ending managed receivables [5]	4.1%	4.8%	4.1%	4.8%
Average recovery rate [6]	54.2%	67.4%	54.5%	67.5%
1Excludes Pfaff Leasing, Priority, and legacy portfolios
2Units financed as a percentage of total new and used vehicle retail units sold.
3The credit scores represent FICO scores and reflect only receivables with obligors that have a FICO score at the time of application. For receivables with co-borrowers, the FICO score is the primary borrower’s. FICO scores are not a significant factor in our proprietary credit model, which relies on information from credit bureaus and other application information.
4Front-end loan-to-value represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.
5Past due means loans at least 3 months old that are 30 or more days delinquent
6The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.

Q2 2023 vs. Q2 2022
Financing operations income (loss) decreased in the three months ended June 30, 2023 compared to the same period of 2022 primarily due to interest expense increasing faster than increases in loan rates to borrowers, compressing total interest margin to 2.6% and the significant growth in originations driving higher provision expense.

Loan originations increased as we continue to grow and mature our portfolio. The weighted average contract rate of our DFC portfolio increased to 9.5% in three months ended June 30, 2023, compared with 7.0% in the same period of 2022, primarily due to increasing rates charged to borrowers. The decrease in past due accounts as a

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

percentage of ending managed receivables for the three months ended June 30, 2023 compared to the same period of 2022 reflects operational improvements and the increased credit quality of our portfolio.

YTD 2023 vs. YTD 2022
Financing operations income (loss) decreased in the six months ended June 30, 2023 compared to the same period of 2022 primarily due to interest expense increasing faster than increases in loan rates to borrowers, compressing total interest margin to 2.7% and the significant growth in originations driving higher provision expense.

The weighted average contract rate of our DFC portfolio increased to 9.2% in six months ended June 30, 2023, compared with 7.3% in the same period of 2022. The decrease in past due accounts as a percentage of ending managed receivables for the six months ended June 30, 2023 compared to the same period of 2022 reflects operational improvements and the increased credit quality of our portfolio.

Operating Expenses

Selling, General and Administrative Expense (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

Q2 2023 vs. Q2 2022

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2023	2022
Personnel	$556.1	$549.0	$7.1	1.3%
Advertising	61.9	67.0	(5.1)	(7.6)
Rent	22.0	17.8	4.2	23.6
Facility costs[1]	45.3	35.8	9.5	26.5
Gain on sale of assets	(1.0)	(4.6)	3.6	NM
Other	157.9	131.9	26.0	19.7
Total SG&A	$842.2	$796.9	$45.3	5.7%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2023	2022
Personnel	40.2%	40.6%	(40)	bps
Advertising	4.5	5.0	(50)
Rent	1.6	1.3	30
Facility costs	3.3	2.7	60
Gain on sale of assets	(0.1)	(0.3)	20
Other	11.3	9.7	160
Total SG&A	60.8%	59.0%	180	bps

SG&A as a percentage of gross profit was 60.8% for the three months ended June 30, 2023 compared to 59.0% for the same period of 2022. SG&A expense increased 5.7%, driven by increases in all areas except advertising, primarily as a result of our network expansion.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 60.1% compared to 58.8% for the same period of 2022. The increase was primarily related to the decrease in gross profit exceeding the decrease in same store SG&A costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

YTD 2023 vs. YTD 2022

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Personnel	$1,065.4	$1,063.5	$1.9	0.2%
Advertising	121.9	125.4	(3.5)	(2.8)
Rent	40.7	35.4	5.3	15.0
Facility costs [1]	86.5	71.6	14.9	20.8
Gain on sale of assets	(8.1)	(13.6)	5.5	NM
Other	300.2	254.8	45.4	17.8
Total SG&A	$1,606.6	$1,537.1	$69.5	4.5%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2023	2022
Personnel	41.0%	40.5%	50	bps
Advertising	4.7	4.8	(10)
Rent	1.6	1.3	30
Facility costs	3.3	2.7	60
Gain on sale of assets	(0.3)	(0.5)	20
Other	11.6	9.7	190
Total SG&A	61.9%	58.5%	340	bps

SG&A as a percentage of gross profit was 61.9% for the six months ended June 30, 2023 compared to 58.5% for the same period of 2022. Total SG&A expense increased 4.5%, driven by increases in all areas except advertising, primarily as a result of our network expansion.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 61.6% compared to 58.4% for the same period of 2022. The increase was primarily related to the decrease in gross profit exceeding the decrease in same store SG&A costs.

SG&A expense adjusted for non-core charges was as follows:

Q2 2023 vs. Q2 2022

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2023	2022
Personnel	$556.1	$549.0	$7.1	1.3%
Advertising	61.9	67.0	(5.1)	(7.6)
Rent	22.0	17.8	4.2	23.6
Facility costs[1]	45.3	35.8	9.5	26.5
Adjusted (gain) loss on sale of assets	—	(1.5)	1.5	NM
Adjusted other	151.0	130.4	20.6	15.8
Adjusted total SG&A	$836.3	$798.5	$37.8	4.7%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2023	2022
Personnel	40.2%	40.6%	(40)	bps
Advertising	4.5	5.0	(50)
Rent	1.6	1.3	30
Facility costs	3.3	2.7	60
Adjusted (gain) loss on sale of assets	—	(0.1)	10
Adjusted other	10.8	9.6	120
Adjusted total SG&A	60.4%	59.1%	130	bps

Adjusted SG&A for three months ended June 30, 2023 excludes $4.5 million in acquisition-related expenses, $2.4 million in storm insurance reserve charges, and a $1.0 million net gain on store disposals.

Adjusted SG&A for the three months ended June 30, 2022 excludes $1.5 million in acquisition-related expenses and a $3.1 million net gain on store disposals.
YTD 2023 vs. YTD 2022

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Personnel	$1,065.4	$1,063.5	$1.9	0.2%
Advertising	121.9	125.4	(3.5)	(2.8)%
Rent	40.7	35.4	5.3	15.0%
Facility costs[1]	86.5	71.6	14.9	20.8%
Adjusted loss on sale of assets	0.1	(0.6)	0.7	NM
Adjusted other	281.9	246.8	35.1	14.2%
Adjusted total SG&A	$1,596.5	$1,542.1	$54.4	3.5%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2023	2022
Personnel	41.0%	40.5%	50	bps
Advertising	4.7	4.8	(10)
Rent	1.6	1.3	30
Facility costs	3.3	2.7	60
Adjusted gain on sale of assets	—	—	—
Adjusted other	10.9	9.4	150
Adjusted total SG&A	61.5%	58.7%	280	bps

Adjusted SG&A for the six months ended June 30, 2023 excludes $10.1 million in one-time vendor contract buyouts, $5.7 million in acquisition-related expenses, $2.5 million in storm insurance reserve charges, and a $8.2 million net gain on store disposals.

Adjusted SG&A for the six months ended June 30, 2022 excludes $8.1 million in acquisition-related expenses and a $13.1 million net gain on store disposals.

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

Shown below are the details for carrying costs for new vehicles net of floor plan assistance earned:

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

Q2 2023 vs. Q2 2022

	Three Months Ended June 30,			%
(in millions)	2023	2022	Change	Change
Floor plan interest expense (new vehicles)	$34.7	$3.8	$30.9	813.2%
Floor plan assistance (included as an offset to cost of sales)	(41.1)	(32.0)	(9.1)	28.4
Net new vehicle carrying costs	$(6.4)	$(28.2)	$21.8	(77.3)

Floor plan interest expense increased $30.9 million in the three months ended June 30, 2023 compared to the same period of 2022 due to rising interest rates and increased inventory levels.

YTD 2023 vs. YTD 2022

	Six Months Ended June 30,			%
($ in millions)	2023	2022	Change	Change
Floor plan interest expense (new vehicles)	$62.3	$8.7	$53.6	616.1%
Floor plan assistance (included as an offset to cost of sales)	(75.7)	(63.3)	(12.4)	19.6
Net new vehicle carrying costs	$(13.4)	$(54.6)	$41.2	(75.5)

Floor plan interest expense increased $53.6 million in the six months ended June 30, 2023 compared to the same period of 2022 due to rising interest rates and increased inventory levels.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

Q2 2023 vs. Q2 2022

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2023	2022
Depreciation and amortization	$48.4	$38.0	$10.4	27.4%

YTD 2023 vs. YTD 2022

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2023	2022
Depreciation and amortization	$95.6	$74.6	$21.0	28.2%

Acquisition activity contributed to the increases in depreciation and amortization in 2023 compared to 2022. We acquired approximately $514 million of depreciable property as part of our acquisition activity over the twelve months ended June 30, 2023. For the six months ended June 30, 2023, we invested $97.1 million in capital expenditures. These investments increased the amount of depreciation expense in the three and six months ended June 30, 2023. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

Q2 2023 vs. Q2 2022

	Three Months Ended June 30,
	2023	2022
Operating margin	5.9%	7.2%
Operating margin adjusted for non-core charges [1]	5.9%	7.1%
1See “Non-GAAP Reconciliations” for more details.

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

Operating margin decreased 130 bps in the three months ended June 30, 2023 compared to the same period in 2022, primarily due to increased SG&A of 5.7%, offset by increased gross profit of 2.5%.

YTD 2023 vs. YTD 2022

	Six Months Ended June 30,
	2023	2022
Operating margin	5.7%	7.4%
Operating margin adjusted for non-core charges [1]	5.7%	7.3%
1See “Non-GAAP Reconciliations” for more details.

Operating margin decreased 170 bps in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to increased SG&A of 4.5% and 1.2% decrease in gross profit.

Non-Operating Expenses

Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, used and service loaner vehicle inventory financing commitments, and revolving lines of credit.

Q2 2023 vs. Q2 2022

	Three Months Ended June 30,		Increase (Decrease)	% Increase
(in millions)	2023	2022
Mortgage interest	$8.4	$5.9	$2.5	42.4
Other interest	35.8	23.0	12.8	55.7
Capitalized interest	(0.3)	(0.6)	(0.3)	NM
Total other interest expense	$43.9	$28.3	$15.6	55.1%
NM - not meaningful

Other interest expense for the three months ended ended June 30, 2023 increased $15.6 million related to increased borrowings and interest rates compared to the same period of 2022.
YTD 2023 vs. YTD 2022

	Six Months Ended June 30,		Increase (Decrease)	% Increase
($ in millions)	2023	2022
Mortgage interest	$16.3	$11.4	$4.9	43.0%
Other interest	67.8	44.3	23.5	53.0
Capitalized interest	(1.1)	(1.2)	(0.1)	NM
Total other interest expense	$83.0	$54.5	$28.5	52.3%
NM - not meaningful

Other interest expense for the six months ended June 30, 2023 increased $28.5 million related to increased borrowings and interest rates compared to the same period of 2022.

Other Income (Expense), net

Q2 2023 vs. Q2 2022

	Three Months Ended June 30,		Decrease	% Decrease
(Dollars in millions)	2023	2022
Other Income (Expense), net	$9.8	$(18.8)	$28.6	(152.1)%

Other income (expense), net in the three months ended June 30, 2023 was primarily related to a $6.2 million unrealized gain due to foreign currency exchange and a $1.2 million unrealized investment gain associated with the change in fair value of our investment in Shift Technologies, Inc. This compares to an $18.1 million unrealized investment loss in the three months ended June 30, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

YTD 2023 vs. YTD 2022

	Six Months Ended June 30,		Decrease	% Decrease
($ in millions)	2023	2022
Other income (expense), net	$12.0	$(24.3)	$36.3	(149.4)%

Other income (expense), net in the six months ended June 30, 2023 was primarily related to a $5.1 million unrealized gain due to foreign currency exchange, and a $0.8 million unrealized investment gain associated with the change in fair value of our investment in Shift Technologies, Inc. These compare to a $33.0 million unrealized investment loss associated with the change in fair value of our investment in Shift Technologies, Inc. and a $3.6 million unrealized gain due to foreign currency exchange in the six months ended June 30, 2022.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective income tax rate	26.0%	27.9%	26.4%	27.4%
Effective income tax rate excluding other non-core items	25.9%	26.9%	26.3%	26.5%

Our effective income tax rate for the six months ended June 30, 2023 compared to last year was positively affected by a decrease in the impact of valuation allowance recorded for certain deferred tax assets not expected to be realized and an increase in tax credits. The decrease in tax rate was offset by a reduction in tax benefit from stock awards vesting in the current period. Excluding the valuation allowance and other non-core charges, we estimate our annual effective income tax rate to be 26.7%.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

	Three Months Ended June 30, 2023
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment gain	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$842.2	$1.0	$—	$(2.4)	$(4.5)	$836.3
Operating income (loss)	475.8	(1.0)	—	2.4	4.5	481.7
Other income (expense), net	9.8	—	(1.2)	—	—	8.6

Income (loss) before income taxes	$407.0	$(1.0)	$(1.2)	$2.4	$4.5	$411.7
Income tax (provision) benefit	(105.9)	0.4	—	(0.6)	(0.5)	(106.6)
Net income (loss)	301.1	(0.6)	(1.2)	1.8	4.0	305.1
Net income attributable to non-controlling interest	(1.8)	—	—	—	—	(1.8)
Net income attributable to redeemable non-controlling interest	(2.1)	—	—	—	—	(2.1)
Net income (loss) attributable to Lithia Motors, Inc.	$297.2	$(0.6)	$(1.2)	$1.8	$4.0	$301.2

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$10.78	$(0.02)	$(0.05)	$0.06	$0.14	$10.91
Diluted share count	27.6

	Three Months Ended June 30, 2022
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Acquisition expenses	Adjusted
Selling, general and administrative	796.9	3.1	—	(1.5)	798.5
Operating income (loss)	519.1	(3.1)	—	1.5	517.5
Other income (expense), net	(18.8)	—	18.1	—	(0.7)

Income (loss) before income taxes	$468.2	$(3.1)	$18.1	$1.5	$484.7
Income tax (provision) benefit	(130.6)	0.9	—	(0.5)	(130.2)
Net income (loss)	337.6	(2.2)	18.1	1.0	354.5
Net income attributable to non-controlling interest	(3.8)	—	—	—	(3.8)
Net income attributable to redeemable non-controlling interest	(2.5)	—	—	—	(2.5)
Net income (loss) attributable to Lithia Motors, Inc.	$331.3	$(2.2)	$18.1	$1.0	$348.2

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$11.60	$(0.08)	$0.63	$0.03	$12.18
Diluted share count	28.6

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

	Six Months Ended June 30, 2023
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment gain	Insurance reserves	Acquisition expenses	Vendor contract buyouts	Adjusted
Selling, general and administrative	$1,606.6	$8.2	$—	$(2.5)	$(5.7)	$(10.1)	$1,596.5
Operating income (loss)	854.6	(8.2)	—	2.5	5.7	10.1	864.7
Other income (expense), net	12.0	—	(0.8)	—	—	—	11.2

Income (loss) before income taxes	$721.3	$(8.2)	$(0.8)	$2.5	$5.7	$10.1	$730.6
Income tax (provision) benefit	(190.6)	2.4	—	(0.7)	(0.7)	(2.7)	(192.3)
Net income (loss)	530.7	(5.8)	(0.8)	1.8	5.0	7.4	538.3
Net income attributable to non-controlling interest	(2.5)	—	—	—	—	—	(2.5)
Net income attributable to redeemable non-controlling interest	(2.3)	—	—	—	—	—	(2.3)
Net income (loss) attributable to Lithia Motors, Inc.	$525.9	$(5.8)	$(0.8)	$1.8	$5.0	$7.4	$533.5

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$19.08	$(0.21)	$(0.03)	$0.06	$0.18	$0.27	$19.35
Diluted share count	27.6

	Six Months Ended June 30, 2022
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Acquisition expenses	Adjusted
Selling, general and administrative	$1,537.1	$13.1	$—	$(8.1)	$1,542.1
Operating income (loss)	1,025.5	(13.1)	—	8.1	1,020.5
Other (expense) income, net	(24.3)	—	33.0	—	8.7

Income (loss) before income taxes	$938.0	$(13.1)	$33.0	$8.1	$966.0
Income tax (provision) benefit	(256.7)	3.5	—	(2.5)	(255.7)
Net income (loss)	681.3	(9.6)	33.0	5.6	710.3
Net income attributable to non-controlling interest	(4.4)	—	—	—	(4.4)
Net income attributable to redeemable non-controlling interest	(3.4)	—	—	(0.1)	(3.5)
Net income (loss) attributable to Lithia Motors, Inc.	$673.5	$(9.6)	$33.0	$5.5	$702.4

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$23.15	$(0.33)	$1.13	$0.19	$24.14
Diluted share count	29.1

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Available Sources
Below is a summary of our immediately available funds:

($ in millions)	June 30, 2023	December 31, 2022	Change	% Change
Cash	$88.7	$168.1	$(79.4)	(47.2)%
Available credit on credit facilities	933.3	1,419.4	(486.1)	(34.2)
Total current available funds	$1,022.0	$1,587.5	$(565.5)	(35.6)%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Six Months Ended June 30,		Change
(in millions)	2023	2022	in Cash Flow
Net cash used in operating activities	$(298.7)	$(263.1)	$(35.6)
Net cash used in investing activities	(1,000.2)	(782.7)	(217.5)
Net cash provided by financing activities	1,248.5	984.6	263.9

Operating Activities
Cash used in operating activities for the six months ended June 30, 2023 increased $35.6 million compared to the same period of 2022, primarily related to decreased net income and increased growth in our financing receivables as we increase our auto loan portfolio, partially offset by less of an increase in inventory and an increase in collection on trade receivables compared to the same period of 2022.

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

	Six Months Ended June 30,		Change
(in millions)	2023	2022	in Cash Flow
Net cash (used in) provided by operating activities – as reported	$(298.7)	$(263.1)	$(35.6)
Adjust: Net borrowings on floor plan notes payable, non-trade	223.5	243.5	(20.0)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(109.7)	(63.1)	(46.6)
Adjust: Financing receivables activity	684.6	573.1	111.5
Net cash provided by operating activities – adjusted	$499.7	$490.4	$9.3

Investing Activities
Net cash used in investing activities totaled $1.0 billion and $0.8 billion, respectively, for the six months ended June 30, 2023 and 2022.

Below are highlights of significant activity related to our cash flows from investing activities:

	Six Months Ended June 30,		Change
(in millions)	2023	2022	in Cash Flow
Capital expenditures	$(97.1)	$(136.6)	$39.5
Cash paid for acquisitions, net of cash acquired	(978.5)	(706.0)	(272.5)
Cash paid for other investments	(11.1)	(9.3)	(1.8)
Proceeds from sales of stores	85.7	52.7	33.0

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

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

The decrease in capital expenditures for the six months ended June 30, 2023, compared to the same period of 2022 related primarily to lower maintenance spend and lower new operations facility purchases and improvement spend.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Six Months Ended June 30,
	2023	2022
Number of locations acquired	51	22

(in millions)
Cash paid for acquisitions, net of cash acquired	$(978.5)	$(706.0)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	109.7	63.1
Cash paid for acquisitions, net of cash acquired – adjusted	$(868.8)	$(642.9)

MANAGEMENT’S DISCUSSION AND ANALYSIS	35

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

Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing Operations segment was as follows:

	Six Months Ended June 30,		Change
(in millions)	2023	2022	in Cash Flow
Cash provided by financing activities, as reported	$1,248.5	$984.6	$263.9
Less: Net borrowings on floor plan notes payable: non-trade	(223.5)	(243.5)	20.0
Add (less): Net (borrowings) repayments on non-recourse notes payable	(824.9)	80.1	(905.0)
Cash provided by financing activities, as adjusted	$200.1	$821.2	$(621.1)

Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade and non-recourse notes payable, which are discussed above:

	Six Months Ended June 30,		Change
(in millions)	2023	2022	in Cash Flow
Net borrowings on lines of credit	$260.1	$1,503.9	$(1,243.8)
Principal payments on long-term debt and finance lease liabilities, other	(3.4)	(60.3)	56.9
Proceeds from issuance of long-term debt	10.4	26.7	(16.3)
Principal payments on non-recourse notes payable	(211.5)	(80.1)	(131.4)
Proceeds from the issuance of non-recourse notes payable	1,036.4	—	1,036.4
Repurchase of common stock	(14.5)	(623.4)	608.9
Dividends paid	(25.4)	(22.2)	(3.2)
Proceeds from issuance of common stock	14.9	18.7	(3.8)

Equity Transactions
Our Board of Directors has authorized the repurchase of up to $1.25 billion of our Common Stock . We repurchased a total of 70,560 shares of our Common Stock at an average price of $204.82 in the first six months of 2023, all related to tax withholding on vesting RSUs, none related to our repurchase authorization. As of June 30, 2023, we had $501.4 million remaining available for repurchases and the authorization does not have an expiration date.

In the first six months of 2023, we declared and paid dividends on our Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2023	$0.42	$11.5
May 2023	$0.50	$13.9

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	36

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of June 30, 2023
(in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,708.8	$—	1
Floor plan notes payable	1,107.9	—
Used and service loaner vehicle inventory financing commitments	876.0	48.7	2
Revolving lines of credit	1,453.6	864.3	2, 3
Warehouse facilities	705.0	20.3
Non-recourse notes payable	1,247.1	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Finance leases and other debt	687.8	—
Unamortized debt issuance costs	(31.4)	—	4
Total debt, net	$9,504.8	$933.3
1As of June 30, 2023, we had a $2.0 billion new vehicle floor plan commitment as part of our US Bank syndicated credit facility, and a $500 million CAD wholesale floorplan commitment as part of our Bank of Nova Scotia syndicated credit facility.
2The amount available on these credit facilities are limited based on borrowing base calculations and fluctuates monthly.
3Available credit is based on the borrowing base amount effective as of May 31, 2023. This amount is reduced by $35.4 million for outstanding letters of credit.
4Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability.

Financial Covenants
Our credit facilities, non-recourse notes payable, and senior notes contain customary representations and warranties, conditions and covenants for transactions of these types. As of June 30, 2023 we were in compliance with all financial covenants.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	37

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

38

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2023:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)[1]
April	—	$—	—	$501,368
May	110	220.89	—	501,368
June	55	269.62	—	501,368
Total	165	237.13	—	501,368
1The current share repurchase plan has no expiration date.
2Of the shares repurchased in the second quarter of 2023, all were related to tax withholding upon the vesting of RSUs.

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the second quarter of 2023.

39

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

40

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2023	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

41