Form 10-Q
period 2023-09-30
LITHIA MOTORS INC
filed 2023-10-27
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023, there were 27,519,538 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and restricted cash	$256.2	$246.7
Accounts receivable, net of allowance for doubtful accounts of $4.5 and $3.1	999.3	813.1
Inventories, net	4,404.5	3,409.4
Other current assets	158.2	161.7
Total current assets	5,818.2	4,630.9

Property and equipment, net of accumulated depreciation of $687.9 and $526.8	3,947.7	3,574.6
Operating lease right-of-use assets	472.4	381.9
Finance receivables, net of allowance for estimated losses of $103.0 and $69.3	3,102.1	2,187.6
Goodwill	1,725.6	1,460.7
Franchise value	2,147.7	1,856.2
Other non-current assets	1,056.1	914.7
Total assets	$18,269.8	$15,006.6

Liabilities and equity
Current liabilities:
Floor plan notes payable	$1,261.2	$627.2
Floor plan notes payable: non-trade	1,863.4	1,489.4
Current maturities of long-term debt	37.2	20.5
Current maturities of non-recourse notes payable	34.0	—
Trade payables	307.3	258.4
Accrued liabilities	872.2	782.7
Total current liabilities	4,375.3	3,178.2

Long-term debt, less current maturities	5,152.8	5,088.3
Non-recourse notes payable, less current maturities	1,435.9	422.2
Deferred revenue	248.1	226.7
Deferred income taxes	323.6	286.3
Non-current operating lease liabilities	424.0	346.6
Other long-term liabilities	243.3	207.2
Total liabilities	12,203.0	9,755.5

Redeemable non-controlling interest	44.3	40.7

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 27.6 and 27.3	1,126.5	1,082.1
Additional paid-in capital	71.1	76.8
Accumulated other comprehensive loss	(14.7)	(18.0)
Retained earnings	4,813.5	4,065.3
Total stockholders’ equity - Lithia Motors, Inc.	5,996.4	5,206.2
Non-controlling interest	26.1	4.2
Total equity	6,022.5	5,210.4
Total liabilities, redeemable non-controlling interest and equity	$18,269.8	$15,006.6

 See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	1

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts; Unaudited)	2023	2022	2023	2022
Revenues:
New vehicle retail	$3,885.8	$3,306.9	$11,179.5	$9,619.4
Used vehicle retail	2,620.2	2,465.8	7,302.8	7,197.0
Used vehicle wholesale	316.1	363.2	1,082.4	1,131.5
Finance and insurance	349.4	333.3	1,005.6	977.0
Service, body and parts	838.0	712.2	2,378.8	2,022.6
Fleet and other	267.5	114.3	418.9	293.8
Total revenues	8,277.0	7,295.7	23,368.0	21,241.3
Cost of sales:
New vehicle retail	3,526.9	2,903.2	10,099.6	8,403.9
Used vehicle retail	2,431.2	2,264.5	6,735.4	6,533.6
Used vehicle wholesale	322.1	374.8	1,091.9	1,131.5
Service, body and parts	375.2	328.0	1,077.7	945.9
Fleet and other	250.3	111.0	395.2	283.1
Total cost of sales	6,905.7	5,981.5	19,399.8	17,298.0
Gross profit	1,371.3	1,314.2	3,968.2	3,943.3

Financing operations (loss) income	(4.4)	(4.6)	(43.8)	3.7

Selling, general and administrative	850.8	754.2	2,458.1	2,291.3
Depreciation and amortization	50.8	40.5	146.4	115.0
Operating income	465.3	514.9	1,319.9	1,540.7
Floor plan interest expense	(40.2)	(10.7)	(102.6)	(19.4)
Other interest expense, net	(58.5)	(36.3)	(141.5)	(90.8)
Other income (expense), net	(5.3)	(12.2)	6.8	(36.6)
Income before income taxes	361.3	455.7	1,082.6	1,393.9
Income tax provision	(96.4)	(125.4)	(287.0)	(382.1)
Net income	264.9	330.3	795.6	1,011.8
Net (income) loss attributable to non-controlling interest	(2.1)	0.5	(4.7)	(3.9)
Net income attributable to redeemable non-controlling interest	(1.3)	(1.2)	(3.6)	(4.5)
Net income attributable to Lithia Motors, Inc.	$261.5	$329.6	$787.3	$1,003.4

Basic earnings per share attributable to Lithia Motors, Inc.	$9.49	$11.97	$28.60	$35.23
Shares used in basic per share calculations	27.6	27.5	27.5	28.5

Diluted earnings per share attributable to Lithia Motors, Inc.	$9.46	$11.92	$28.54	$35.10
Shares used in diluted per share calculations	27.6	27.6	27.6	28.6

Cash dividends paid per share	$0.50	$0.42	$1.42	$1.19

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; Unaudited)	2023	2022	2023	2022
Net income	$264.9	$330.3	$795.6	$1,011.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(25.9)	(16.4)	3.3	(20.3)
Gain on cash flow hedges, net of tax expense of none, none, none, and $(0.7), respectively	—	—	—	1.8
Total other comprehensive income (loss), net of tax	(25.9)	(16.4)	3.3	(18.5)
Comprehensive income	239.0	313.9	798.9	993.3

Comprehensive (income) loss attributable to non-controlling interest	(2.1)	0.5	(4.7)	(3.9)
Comprehensive income attributable to redeemable non-controlling interest	(1.3)	(1.2)	(3.6)	(4.5)
Comprehensive income attributable to Lithia Motors, Inc.	$235.6	$313.2	$790.6	$984.9

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; Unaudited)	2023	2022	2023	2022
Total equity, beginning balances	$5,759.7	$4,698.0	$5,210.4	$4,629.2

Common stock, beginning balances	1,116.1	1,123.9	1,082.1	1,711.6
Stock-based compensation	2.5	1.9	36.1	21.0
Issuance of stock in connection with employee stock purchase plans	7.9	9.4	22.8	28.1
Repurchase of common stock	—	(28.1)	(14.5)	(653.6)
Common stock, ending balances	1,126.5	1,107.1	1,126.5	1,107.1

Additional paid-in capital, beginning balances	62.5	62.2	76.8	58.3
Stock-based compensation	8.6	6.8	(5.7)	10.7
Additional paid-in capital, ending balances	71.1	69.0	71.1	69.0

Accumulated other comprehensive (loss) income, beginning balances	11.2	(5.1)	(18.0)	(3.0)
Foreign currency translation adjustment	(25.9)	(16.4)	3.3	(20.3)
Gain on cash flow hedges, net of tax expense of none, none, none, and $(0.7), respectively	—	—	—	1.8
Accumulated other comprehensive loss, ending balances	(14.7)	(21.5)	(14.7)	(21.5)

Retained earnings, beginning balances	4,565.8	3,510.8	4,065.3	2,859.5
Net income attributable to Lithia Motors, Inc.	261.5	329.6	787.3	1,003.4
Dividends paid	(13.8)	(11.3)	(39.1)	(33.8)
Retained earnings, ending balances	4,813.5	3,829.1	4,813.5	3,829.1

Non-controlling interest, beginning balances	4.1	6.1	4.2	2.8
Contribution (distribution) of non-controlling interest	19.9	(1.6)	17.2	(2.7)
Net income (loss) attributable to non-controlling interest	2.1	(0.5)	4.7	3.9
Non-controlling interest, ending balances	26.1	4.0	26.1	4.0

Total equity, ending balances	$6,022.5	$4,987.7	$6,022.5	$4,987.7

Redeemable non-controlling interest, beginning balances	$43.0	$39.8	$40.7	$34.0
Contribution (distribution) of redeemable non-controlling interest	—	(0.5)	—	2.0
Net income attributable to redeemable non-controlling interest	1.3	1.2	3.6	4.5
Redeemable non-controlling interest, ending balances	$44.3	$40.5	$44.3	$40.5

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
(In millions; Unaudited)	2023	2022
Cash flows from operating activities:
Net income	$795.6	$1,011.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	154.9	122.1
Stock-based compensation	30.4	31.7
Loss (gain) on disposal of other assets	0.1	(0.4)
Gain on disposal of franchise	(31.4)	(49.6)
Unrealized investment (gain) loss	(0.1)	32.6
Deferred income taxes	47.2	63.5
Amortization of operating lease right-of-use assets	49.1	37.6
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	(110.6)	(54.0)
Inventories	(498.2)	(852.4)
Finance receivables	(907.0)	(946.7)
Other assets	5.8	(85.8)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	292.0	101.1
Trade payables	(34.1)	9.3
Accrued liabilities	9.7	19.1
Other long-term liabilities and deferred revenue	19.4	42.6
Net cash used in operating activities	(177.2)	(517.5)
Cash flows from investing activities:
Capital expenditures	(163.7)	(209.8)
Proceeds from sales of assets	3.1	16.4
Cash paid for other investments	(11.1)	(9.3)
Cash paid for acquisitions, net of cash acquired	(1,204.7)	(962.6)
Proceeds from sales of stores	136.1	148.0
Net cash used in investing activities	(1,240.3)	(1,017.3)
Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	426.7	429.6
Borrowings on lines of credit	9,625.1	9,178.4
Repayments on lines of credit	(9,681.0)	(7,430.0)
Principal payments on long-term debt and finance lease liabilities, scheduled	(26.2)	(42.4)
Principal payments on long-term debt and finance lease liabilities, other	(3.4)	(70.0)
Proceeds from issuance of long-term debt	79.8	39.6
Principal payments on non-recourse notes payable	(404.0)	(138.7)
Proceeds from issuance of non-recourse notes payable	1,451.7	298.2
Payment of debt issuance costs	(14.3)	(4.7)
Proceeds from issuance of common stock	23.0	28.1
Repurchase of common stock	(14.5)	(644.4)
Dividends paid	(39.1)	(33.8)
Payment of contingent consideration related to acquisitions	(14.0)	(7.2)
Other financing activity	17.2	(2.7)
Net cash provided by financing activities	1,427.0	1,600.0
Effect of exchange rate changes on cash and restricted cash	5.7	(3.3)
Increase in cash and restricted cash	15.2	61.9
Cash and restricted cash at beginning of year	271.5	178.4
Cash and restricted cash at end of period	$286.7	$240.3

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Nine Months Ended September 30,
(In millions)	2023	2022
Reconciliation of cash and restricted cash to the consolidated balance sheets
Cash	$146.9	$172.7
Restricted cash from collections on auto loans receivable and customer deposits	109.3	60.3
Cash and restricted cash	256.2	233.0
Restricted cash on deposit in reserve accounts, included in other non-current assets	30.5	7.3
Total cash and restricted cash reported in the Consolidated Statements of Cash Flows	$286.7	$240.3

Supplemental cash flow information:
Cash paid during the period for interest	$359.3	$122.2
Cash paid during the period for income taxes, net	203.5	380.0
Debt paid in connection with store disposals	13.2	23.6

Non-cash activities:
Contingent consideration in connection with acquisitions	$7.3	$21.7
Debt assumed in connection with acquisitions	401.6	0.7
Acquisition of finance leases in connection with acquisitions	45.0	78.2
Right-of-use assets obtained in exchange for lease liabilities	139.1	22.3
Unsettled repurchases of common stock	—	9.2

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2022 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2022, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements to maintain consistency and comparability between periods presented. We reclassified certain components within our Consolidated Statements of Cash Flows to present activity associated with Finance Receivables and Non-Recourse Notes Payable. We also reclassified components of our Consolidated Statements of Operations to present Finance Operations Income, and to change our presentation of segment reporting.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Contracts in transit	$458.8	$432.5
Trade receivables	156.3	122.6
Vehicle receivables	170.3	105.4
Manufacturer receivables	207.8	151.9
Other receivables, current	10.6	3.8
	1,003.8	816.2
Less: Allowance for doubtful accounts	(4.5)	(3.1)
Total accounts receivable, net	$999.3	$813.1
The long-term portions of accounts receivable and allowance for doubtful accounts were included as a component of other non-current assets in the Consolidated Balance Sheets.

NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE

The components of inventories, net, consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
New vehicles	$2,457.3	$1,679.8
Used vehicles	1,724.2	1,529.3
Parts and accessories	223.0	200.3
Total inventories	$4,404.5	$3,409.4

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

(in millions)	September 30, 2023	December 31, 2022
Floor plan notes payable: non-trade	$1,863.4	$1,489.4
Floor plan notes payable	1,261.2	627.2
Total floor plan debt	$3,124.6	$2,116.6

NOTES TO FINANCIAL STATEMENTS	7

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

Finance Receivables, net

(in millions)	September 30, 2023	December 31, 2022
Asset-backed term funding	$1,840.2	$482.1
Warehouse facilities	861.5	1,383.9
Other managed receivables	503.4	390.9
Total finance receivables	3,205.1	2,256.9
Less: Allowance for finance receivable losses	(103.0)	(69.3)
Finance receivables, net	$3,102.1	$2,187.6

Finance Receivables by FICO Score

	As of September 30, 2023
	Year of Origination
($ in millions)	2023	2022	2021	2020	Total
<599	$53.4	$45.3	$20.4	$3.0	$122.1
600-699	491.0	508.2	171.8	18.3	1,189.3
700-774	472.6	459.7	71.3	6.6	1,010.2
775+	404.3	285.9	16.2	3.1	709.5
Total auto loan receivables	$1,421.3	$1,299.1	$279.7	$31.0	3,031.1
Other finance receivables [1]					174.0
Total finance receivables					$3,205.1

	As of December 31, 2022
	Year of Origination
($ in millions)	2022	2021	2020	Total
<599	$63.0	$30.3	$4.8	$98.1
600-699	652.6	243.4	27.2	923.2
700-774	575.9	97.9	10.0	683.8
775+	369.5	21.5	4.5	395.5
Total auto loan receivables	$1,661.0	$393.1	46.5	2,100.6
Other finance receivables [1]				156.3
Total finance receivables				$2,256.9
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

	Nine Months Ended September 30,
(in millions)	2023	2022
Allowance at beginning of period	$69.3	$25.0
Charge-offs	(79.1)	(36.3)
Recoveries	35.5	12.2
Initial allowance for purchased credit-deteriorated loans	2.3	—
Provision expense	75.0	51.5
Allowance at end of period	$103.0	$52.4

Charge-off Activity by Year of Origination

	Nine Months Ended September 30,
(in millions)	2023	2022
2023	$5.0	$—
2022	47.1	5.7
2021	23.0	24.1
2020	2.3	3.5
Other finance receivables [1]	1.7	3.0
Total charge-offs	$79.1	$36.3
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

Purchase price of PCD loans at acquisition	$8.0
Initial allowance for credit losses of PCD loans at acquisition	2.3
Noncredit premium of PCD loans at acquisition	(1.2)
Par value of acquired PCD loans at acquisition	$9.1

NOTE 5. GOODWILL AND FRANCHISE VALUE

The changes in the carrying amounts of goodwill are as follows:

(in millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2021	$977.3	$—	$977.3
Additions through acquisitions [1]	483.4	17.0	500.4
Reductions through divestitures	(17.9)	—	(17.9)
Currency translation	0.7	0.2	0.9
Balance as of December 31, 2022	1,443.5	17.2	1,460.7
Additions through acquisitions [2]	315.0	—	315.0
Reductions through divestitures	(49.9)	—	(49.9)
Currency translation	(0.2)	—	(0.2)
Balance as of September 30, 2023	$1,708.4	$17.2	$1,725.6
1Our purchase price allocation for the 2021 acquisitions were finalized in 2022. As a result, we added $500.4 million of goodwill.
2Our purchase price allocation for a portion of the 2022 acquisitions were finalized in 2023. As a result, we added $315.0 million of goodwill. Our purchase price allocation for the remaining 2022 and 2023 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 11 – Acquisitions.

NOTES TO FINANCIAL STATEMENTS	9

The changes in the carrying amounts of franchise value are as follows:

(in millions)	Franchise Value
Balance as of December 31, 2021	$799.1
Additions through acquisitions [1]	1,088.4
Reductions through divestitures	(33.6)
Currency translation	2.3
Balance as of December 31, 2022	1,856.2
Additions through acquisitions [2]	305.8
Reductions through divestitures	(13.8)
Currency translation	(0.5)
Balance as of September 30, 2023	$2,147.7
1Our purchase price allocation for the 2021 acquisitions were finalized in 2022. As a result, we added $1.1 billion of franchise value.
2Our purchase price allocations for a portion of the 2022 acquisitions were finalized in 2023. As a result, we added $305.8 million of franchise value. Our purchase price allocation for the remaining 2022 and 2023 acquisitions are preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 11 – Acquisitions.

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

Net investment in operating leases was as follows:

(in millions)	September 30, 2023	December 31, 2022
Vehicles, at cost [1]	$99.7	$92.2
Accumulated depreciation [1]	(10.2)	(7.6)
Net investment in operating leases	$89.5	$84.6
1Vehicles, at cost and accumulated depreciation are recorded in other current assets on the Consolidated Balance Sheets.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $309.9 million and $284.3 million as of September 30, 2023, and December 31, 2022, respectively; and we recognized $13.2 million and $42.2 million of revenue in the three and nine months ended September 30, 2023 related to our contract liability balance at December 31, 2022. Our contract liability balance is included in accrued liabilities and deferred revenue.

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

This USB credit facility provides for a total financing commitment of $4.5 billion, which may be further expanded, subject to lender approval and the satisfaction of other conditions, up to a total of $5.5 billion. The allocation of the financing commitment is for up to $1.95 billion in new vehicle inventory floorplan financing, up to $800 million in used vehicle inventory floorplan financing, up to $50 million in service loaner vehicle floorplan financing, and up to $1.70 billion in revolving financing for general corporate purposes, including acquisitions and working capital. We have the option to reallocate the commitments under this USB credit facility, provided that the aggregate revolving loan commitment may not be more than 40% of the amount of the aggregate commitment, and the aggregate service loaner vehicle floorplan commitment may not be more than the 3% of the amount of the aggregate commitment. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

Our obligations under our USB credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts receivable (and other rights to payment) and our equity interests in certain of our subsidiaries. Under our USB credit facility, our obligations relating to new vehicle floor plan loans are secured only by collateral owned by Lithia and its dealerships borrowing under the new vehicle floor plan portion of the USB credit facility.

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

Commitment	Annual Interest Rate at September 30, 2023
New vehicle floor plan	6.51%
Used vehicle floor plan	6.81%
Service loaner floor plan	6.61%
Revolving line of credit	6.41%

JPM Warehouse Facility
On July 20, 2023, we amended our securitization facility for our auto loan portfolio (JPM warehouse facility) with JPMorgan Chase Bank, as administrative agent and account bank, providing initial commitments for borrowings of up to $1.0 billion. The JPM warehouse facility matures on July 18, 2025. The interest rate on the JPM warehouse facility varies based on the Daily Simple SOFR rate plus 1.15% to 1.95%. As of September 30, 2023, we had $375.0 million drawn on the JPM warehouse facility.

NOTES TO FINANCIAL STATEMENTS	11

Mizuho Warehouse Facility
On July 20, 2023, we amended our securitization facility for our auto loan portfolio (Mizuho warehouse facility), with Mizuho Bank Ltd. as administrative agent and account bank, providing initial commitments for borrowings of up to $750 million. The Mizuho warehouse facility matures on July 20, 2026. The interest rate on the Mizuho warehouse facility varies based on the Daily Simple SOFR rate plus 1.20%. As of September 30, 2023, we had $210 million drawn on the Mizuho warehouse facility.

Non-Recourse Notes Payable
In 2023, we issued approximately $1.5 billion in non-recourse notes payable related to asset-backed term funding transactions. Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of September 30, 2023	Initial Principal Amount	Issuance Date	Interest Rate	Final Distribution Date
LAD Auto Receivables Trust 2021-1 Class A	52.6	$282.8	11/24/21	1.300%	08/17/26
LAD Auto Receivables Trust 2021-1 Class B	18.3	18.3	11/24/21	1.940%	11/16/26
LAD Auto Receivables Trust 2021-1 Class C	26.0	26.0	11/24/21	2.350%	04/15/27
LAD Auto Receivables Trust 2021-1 Class D	17.2	17.2	11/24/21	3.990%	11/15/29
LAD Auto Receivables Trust 2022-1 Class A	132.7	259.7	08/17/22	5.210%	06/15/27
LAD Auto Receivables Trust 2022-1 Class B	15.5	15.5	08/17/22	5.870%	09/15/27
LAD Auto Receivables Trust 2022-1 Class C	23.0	23.0	08/17/22	6.850%	04/15/30
LAD Auto Receivables Trust 2023-1 Class A-1	—	75.1	02/14/23	4.929%	02/15/24
LAD Auto Receivables Trust 2023-1 Class A-2	191.4	242.0	02/14/23	5.680%	10/15/26
LAD Auto Receivables Trust 2023-1 Class A-3	74.4	74.4	02/14/23	5.480%	06/15/27
LAD Auto Receivables Trust 2023-1 Class B	20.1	20.1	02/14/23	5.590%	08/16/27
LAD Auto Receivables Trust 2023-1 Class C	36.7	36.7	02/14/23	6.180%	12/15/27
LAD Auto Receivables Trust 2023-1 Class D	31.3	31.3	02/14/23	7.300%	06/17/30
LAD Auto Receivables Trust 2023-2 Class A-1	—	87.4	05/24/23	5.440%	05/15/24
LAD Auto Receivables Trust 2023-2 Class A-2	262.2	287.0	05/24/23	5.930%	06/15/27
LAD Auto Receivables Trust 2023-2 Class A-3	80.0	80.0	05/24/23	5.420%	02/15/28
LAD Auto Receivables Trust 2023-2 Class B	22.9	22.9	05/24/23	5.450%	04/15/28
LAD Auto Receivables Trust 2023-2 Class C	54.7	54.7	05/24/23	5.580%	09/15/28
LAD Auto Receivables Trust 2023-2 Class D	24.8	24.8	05/24/23	6.300%	02/15/31
LAD Auto Receivables Trust 2023-3 Class A-1	34.0	63.2	08/23/23	5.632%	08/15/24
LAD Auto Receivables Trust 2023-3 Class A-2	127.8	127.8	08/23/23	6.090%	06/15/26
LAD Auto Receivables Trust 2023-3 Class A-3	100.0	100.0	08/23/23	6.120%	09/15/27
LAD Auto Receivables Trust 2023-3 Class A-4	45.0	45.0	08/23/23	5.950%	03/15/28
LAD Auto Receivables Trust 2023-3 Class B	22.6	22.6	08/23/23	6.090%	06/15/28
LAD Auto Receivables Trust 2023-3 Class C	39.9	39.9	08/23/23	6.430%	12/15/28
LAD Auto Receivables Trust 2023-3 Class D	16.8	16.8	08/23/23	6.920%	12/16/30
Total non-recourse notes payable	$1,469.9	$2,094.2

NOTE 9. EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS

Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units (RSUs). Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2023		Cumulative Repurchases as of September 30, 2023
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	—	$—	6,904,781	$173.59

As of September 30, 2023, we had $501.4 million available for repurchases pursuant to our share repurchase authorization from our Board of Directors in 2022 and prior years.

In addition, during 2023, we repurchased 70,626 shares at an average price of $204.92 per share, for a total of $14.5 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to

NOTES TO FINANCIAL STATEMENTS	12

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

We have investments primarily consisting of our investment in Shift Technologies, Inc. (Shift), a San Francisco-based digital retail company. Shift has a readily determinable fair value following Shift going public in a reverse-merger deal with Insurance Acquisition, a special purpose acquisition company, in the fourth quarter of 2020. We calculated the fair value of this investment using quoted prices for the identical asset (Level 1) and recorded the fair value as part of other non-current assets. For the three and nine-month periods ended September 30, 2023, we recognized a $0.7 million and $0.1 million unrealized investment loss and gain related to Shift, respectively. For the three and nine-month periods ended September 30, 2022, we recognized a $0.3 million and $32.6 million unrealized investment gain and loss related to Shift, respectively. These amounts were recorded as a component of Other income (expense), net.

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

NOTES TO FINANCIAL STATEMENTS	13

There were no changes to our valuation techniques during the nine-month period ended September 30, 2023.

Below are our assets and liabilities that are measured at fair value:

	As of September 30, 2023				As of December 31, 2022
($ in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recorded at fair value
Investments
Shift Technologies, Inc.	$1.9	$1.9	$—	$—	$1.8	$1.8	$—	$—

Derivatives
Derivative assets	16.9	—	16.9	—	22.1	—	22.1	—
Derivative liabilities	16.9	—	16.9	—	22.1	—	22.1	—

Recorded at historical value
Fixed rate debt [1]
4.625% Senior notes due 2027	400.0	366.0	—	—	400.0	364.0	—	—
4.375% Senior notes due 2031	550.0	453.1	—	—	550.0	448.3	—	—
3.875% Senior notes due 2029	800.0	674.0	—	—	800.0	656.0	—	—
Non-recourse notes payable	1,469.9	—	1,452.4	—	422.2	—	411.8	—
Real estate mortgages and other debt	618.1	—	602.1	—	489.0	—	399.0	—
1Excluding unamortized debt issuance costs

NOTE 11. ACQUISITIONS

In the first nine months of 2023, we completed the following acquisitions:

•In February 2023, Thornhill Acura in Canada.
•In March 2023, Jardine Motors Group in the United Kingdom.
•In June 2023, Priority Auto Group in Virginia.
•In June 2023, Wade Ford in Georgia.
•In July 2023, Hill Country Honda in Texas.
•In August 2023, Arden Auto Group in the United Kingdom.

Revenue and operating income contributed by the 2023 acquisitions subsequent to the date of acquisition were as follows (in millions):

Nine Months Ended September 30,	2023
Revenue	$1,721.2
Operating income	54.5

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
•In September 2022, Wilde Auto Group in Wisconsin.

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

The following tables summarize the consideration paid for the 2023 acquisitions and the preliminary purchase price allocations for identified assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Consideration
Cash paid, net of cash acquired	$1,204.7
Contingent consideration	7.3
Total consideration transferred	$1,212.0

(in millions)	Assets Acquired and Liabilities Assumed
Trade receivables, net	$75.0
Inventories	573.2
Goodwill	30.5
Property and equipment	393.0
Operating lease right-of-use assets	89.6
Finance receivables, net	8.0
Other assets	725.4
Trade payables	(83.5)
Floor plan notes payable	(353.7)
Borrowings on lines of credit	(47.9)
Finance lease obligations	(45.0)
Deferred taxes, net	9.8
Other liabilities	(162.4)
Total net assets acquired and liabilities assumed	$1,212.0

The purchase price allocations for the acquisitions from the fourth quarter of 2022 through the third quarter of 2023 are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available and recorded unallocated items as a component of other non-current assets in the Consolidated Balance Sheets.

We expect all of the goodwill related to US acquisitions completed in 2023 to be deductible for US federal income tax purposes. Due to local country laws, we do not expect goodwill related to UK acquisitions completed in 2023 to be deductible for UK income tax purposes.

In the three and nine-month periods ended September 30, 2023, we recorded $4.8 million and $10.5 million in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $2.0 million and $10.1 million, of acquisition-related expenses in the same periods of 2022.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and nine-month periods ended September 30, 2023 and 2022 had occurred on January 1, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenue	$8,317.4	$8,284.7	$24,560.3	$24,102.2
Net income attributable to Lithia Motors, Inc.	266.1	357.1	838.6	1,094.7
Basic earnings attributable to Lithia Motors, Inc. per share	9.65	12.96	30.46	38.43
Diluted earnings attributable to Lithia Motors, Inc. per share	9.63	12.91	30.40	38.29

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

NOTES TO FINANCIAL STATEMENTS	15

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

The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

Nine Months Ended September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders	$261.5	$329.6	$787.3	$1,003.4

Weighted average common shares outstanding – basic	27.6	27.5	27.5	28.5
Effect of employee stock purchases and restricted stock units on weighted average common shares	—	0.1	0.1	0.1
Weighted average common shares outstanding – diluted	27.6	27.6	27.6	28.6

Basic earnings per share attributable to Lithia Motors, Inc.	$9.49	$11.97	$28.60	$35.23
Diluted earnings per share attributable to Lithia Motors, Inc.	$9.46	$11.92	$28.54	$35.10

The effect of antidilutive securities on common stock was evaluated for the three and nine-month periods ended September 30, 2023, and 2022 and was determined to be immaterial.

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

NOTES TO FINANCIAL STATEMENTS	16

Certain financial information on a segment basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Vehicle operations revenue	$8,277.0	$7,295.7	$23,368.0	$21,241.3

Vehicle operations gross profit	1,371.3	1,314.2	3,968.2	3,943.3
Floor plan interest expense	(40.2)	(10.7)	(102.6)	(19.4)
Vehicle operations selling, general and administrative	(915.5)	(841.6)	(2,587.6)	(2,472.4)
Vehicle operations income	415.6	461.9	1,278.1	1,451.5

Financing operations interest margin:
Interest, fee, and lease income	72.4	32.8	190.3	82.2
Interest expense	(42.5)	(13.3)	(125.5)	(23.3)
Total interest margin	29.9	19.5	64.8	58.9
Selling, general and administrative	(9.2)	(8.1)	(27.3)	(22.6)
Total pre-provision income	20.6	11.4	37.5	36.3
Provision expense	(23.1)	(14.5)	(75.0)	(25.5)
Depreciation and amortization	(2.0)	(1.5)	(6.3)	(7.1)
Financing operations (loss) income	(4.4)	(4.6)	(43.8)	3.7

Total segment income for reportable segments	411.2	457.3	1,234.2	1,455.1

Corporate and other	64.7	87.4	129.5	181.1
Depreciation and amortization	(50.8)	(40.5)	(146.4)	(115.0)
Other interest expense	(58.5)	(36.3)	(141.5)	(90.8)
Other income (expense), net	(5.3)	(12.2)	6.8	(36.6)
Income before income taxes	$361.3	$455.7	$1,082.6	$1,393.9

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

Overview
Lithia and Driveway (LAD) is one of the largest global automotive retailers providing an array of products and services throughout the vehicle ownership lifecycle. Convenient and hassle-free experiences are offered through our comprehensive network of physical locations, e-commerce platforms, captive finance solutions and other synergistic adjacencies. We have delivered consistent profitable growth in a massive and unconsolidated industry. Our highly diversified and competitively differentiated design provides us the flexibility and scale to pursue our vision to modernize personal transportation solutions wherever, whenever and however consumers desire. As of September 30, 2023, we operated 345 locations representing 47 brands in three countries.

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

Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology and adjacencies that expand and diversify our business model. Our free cash flow deployment strategy targets an allocation of 65% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 10% in shareholder return in the form of dividends and share repurchases. During 2023, we utilized $163.7 million for capital expenditures investing in our existing business and paid $39.1 million in dividends. As of September 30, 2023, we had available liquidity of approximately $1.4 billion, which was comprised of $146.9 million in unrestricted cash and $1.3 billion availability on our credit facilities. In addition, our unfinanced real estate could provide additional liquidity of approximately $0.4 billion.

Financial Performance
We experienced growth of revenue in 2023 compared to 2022, primarily driven by increases in volume related to acquisitions, complemented by organic growth in new vehicle retail sales and service, body and parts sales. Gross profit on new and used vehicle retail sales declined compared to 2022 due to continued normalization of margins.

MANAGEMENT’S DISCUSSION AND ANALYSIS	20

Vehicle Operations
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per unit values)	2023	2022	Change		2023	2022	Change
Revenues
New vehicle retail	$3,885.8	$3,306.9	17.5%		$11,179.5	$9,619.4	16.2%
Used vehicle retail	2,620.2	2,465.8	6.3		7,302.8	7,197.0	1.5
Finance and insurance	349.4	333.3	4.8		1,005.6	977.0	2.9
Service, body and parts	838.0	712.2	17.7		2,378.8	2,022.6	17.6
Total revenues	8,277.0	7,295.7	13.5		23,368.0	21,241.3	10.0

Gross profit
New vehicle retail	$358.9	$403.7	(11.1)%		$1,079.9	$1,215.5	(11.2)%
Used vehicle retail	189.0	201.3	(6.1)		567.4	663.4	(14.5)
Finance and insurance	349.4	333.3	4.8		1,005.6	977.0	2.9
Service, body and parts	462.8	384.2	20.5		1,301.1	1,076.7	20.8
Total gross profit	1,371.3	1,314.2	4.3		3,968.2	3,943.3	0.6

Gross profit margins
New vehicle retail	9.2%	12.2%	(300)	bps	9.7%	12.6%	(290)	bps
Used vehicle retail	7.2	8.2	(100)		7.8	9.2	(140)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	55.2	54.0	120		54.7	53.2	150
Total gross profit margin	16.6	18.0	(140)		17.0	18.6	(160)

Retail units sold
New vehicles	82,188	69,573	18.1%		233,521	203,437	14.8%
Used vehicles	88,625	81,173	9.2		247,340	235,930	4.8

Average selling price per retail unit
New vehicles	$47,279	$47,531	(0.5)%		$47,874	$47,284	1.2%
Used vehicles	29,565	30,377	(2.7)		29,525	30,505	(3.2)

Average gross profit per retail unit
New vehicles	$4,367	$5,803	(24.7)%		$4,624	$5,975	(22.6)%
Used vehicles	2,132	2,479	(14.0)		2,294	2,812	(18.4)
Finance and insurance	2,045	2,211	(7.5)		2,091	2,224	(6.0)
Total vehicle [1]	5,218	6,148	(15.1)		5,497	6,500	(15.4)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

MANAGEMENT’S DISCUSSION AND ANALYSIS	21

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2022 would be included in same store operating data beginning in September 2023, after its first full complete comparable month of operation. The third quarter operating results for the same store comparisons would include results for that store in only the month of September for both comparable periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per unit values)	2023	2022	Change		2023	2022	Change
Revenues
New vehicle retail	$3,403.7	$3,226.2	5.5%		$9,672.4	$9,370.7	3.2%
Used vehicle retail	2,215.6	2,410.3	(8.1)		6,237.0	7,012.3	(11.1)
Finance and insurance	315.0	325.9	(3.3)		897.0	951.3	(5.7)
Service, body and parts	720.8	691.2	4.3		2,082.7	1,956.9	6.4
Total revenues	7,045.6	7,122.8	(1.1)		20,052.1	20,679.1	(3.0)

Gross profit
New vehicle retail	$306.6	$394.4	(22.3)%		$927.0	$1,185.5	(21.8)%
Used vehicle retail	158.7	195.4	(18.8)		480.4	643.2	(25.3)
Finance and insurance	315.0	325.9	(3.3)		897.0	951.3	(5.7)
Service, body and parts	398.8	374.0	6.6		1,135.3	1,044.5	8.7
Total gross profit	1,176.3	1,281.0	(8.2)		3,438.7	3,834.0	(10.3)

Gross profit margins
New vehicle retail	9.0%	12.2%	(320)	bps	9.6%	12.7%	(310)	bps
Used vehicle retail	7.2	8.1	(90)		7.7	9.2	(150)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	55.3	54.1	120		54.5	53.4	110
Total gross profit margin	16.7	18.0	(130)		17.1	18.5	(140)

Retail units sold
New vehicles	71,169	67,776	5.0%		199,430	197,812	0.8%
Used vehicles	77,434	79,124	(2.1)		216,487	229,183	(5.5)

Average selling price per retail unit
New vehicles	$47,825	$47,601	0.5%		$48,500	$47,372	2.4%
Used vehicles	28,613	30,463	(6.1)		28,810	30,597	(5.8)

Average gross profit per retail unit
New vehicles	$4,308	$5,818	(26.0)%		$4,648	$5,993	(22.4)%
Used vehicles	2,049	2,469	(17.0)		2,219	2,807	(20.9)
Finance and insurance	2,120	2,218	(4.4)		2,157	2,228	(3.2)
Total vehicle [1]	5,208	6,155	(15.4)		5,516	6,511	(15.3)
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

Q3 2023 vs. Q3 2022
New vehicles revenue for the three months ended September 30, 2023 increased 17.5% compared to the same period of 2022, driven by acquisition activity and improvements in same store performance. Same store new vehicle revenue increased 5.5% primarily due to an increase in unit volume of 5.0% and an increase in average selling prices of 0.5%.

Same store new vehicle gross profit per unit decreased 26.0%, driven by a decrease in new vehicle gross profit margins of 320 bps. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $1,487 to $6,678.

YTD 2023 vs. YTD 2022
New vehicles revenue for the nine months ended September 30, 2023 increased 16.2% compared to the same period of 2022 primarily due to acquisition activity. Same store new vehicle revenue increased 3.2% due to an increase in average selling prices of 2.4% and an increase in unit volume of 0.8%.

Same store new vehicle gross profit per unit decreased 22.4%, driven by a decrease in new vehicle gross profit margins of 310 bps. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $1,265 to $7,071.

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

We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles up to twenty years old. For the trailing twelve months ended September 30, 2023, our stores sold an average of 84 used vehicles per store per month.

Q3 2023 vs. Q3 2022
Used vehicle revenue for the three months ended September 30, 2023 increased 6.3% compared to the same period of 2022 driven by acquisition activity. On a same store basis, used vehicle revenue decreased 8.1% due to a decrease in unit volume of 2.1% and a decrease in average selling prices of 6.1%. Volume decreases were driven by decreasing volumes associated with core vehicles. Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, decreased $637 to $3,940.

YTD 2023 vs. YTD 2022
Used vehicle revenue for the nine months ended September 30, 2023 increased 1.5% compared to the same period of 2022 driven by acquisition activity. On a same store basis, used vehicle sales decreased 11.1% due to a decrease in unit volume of 5.5% and a decrease in average selling prices of 5.8%. Volume decreases were driven by decreasing volumes associated with core vehicles. Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, decreased $804 to $4,131.

Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which drive continued engagement with the consumer throughout the ownership lifecycle.

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

Q3 2023 vs. Q3 2022
Total finance and insurance income increased 4.8% in the three months ended September 30, 2023 compared to the same period of 2022, driven by acquisition activity. Same store finance and insurance revenues decreased 3.3%, driven by a decline in finance reserve revenues as we increase our penetration rates associated with Financing Operations and the growth of our captive auto loan and lease portfolio businesses. On a same store basis, our finance and insurance revenue per retail unit decreased $98 to $2,120.

YTD 2023 vs. YTD 2022
Total finance and insurance income increased 2.9% in the nine months ended September 30, 2023 compared to the same period of 2022, driven by acquisition activity. Same store finance and insurance revenues decreased 5.7%, driven by a decline in finance reserve revenues as we increase our penetration rates associated with Financing Operations and the growth of our captive auto loan and lease portfolio businesses, partially offset by revenue increases associated with service contracts. On a same store basis, our finance and insurance revenue per retail unit decreased $71 to $2,157.

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

Q3 2023 vs. Q3 2022
Our service, body, and parts revenue increased 17.7% in the three months ended September 30, 2023 compared to the same period of 2022, driven by acquisitions, as well as an increase in customer pay revenues. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. The largest contribution to our service, body and parts revenue was same store customer pay revenue of $405.3 million.

Same store service, body and parts gross profit increased 6.6%. This increase was primarily due to increased volumes of customer pay transactions. Overall same store service, body, and parts gross margins increased 120 bps, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margin increased 160 bps.

YTD 2023 vs. YTD 2022
Our service, body, and parts revenue increased 17.6% in the nine months ended September 30, 2023 compared to the same period of 2022, driven by acquisitions, as well as an increase in customer pay revenues. Same store customer pay revenues was the largest contribution to our service, body and parts revenue at $1.2 billion.

Same store service, body and parts gross profit increased 8.7%. This increase was primarily due to increased volumes of customer pay transactions. Overall same store service, body, and parts gross margins increased 110 bps, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margin increased 120 bps.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

lending, a provision for estimated loan and lease losses that include the effect of net charge-offs, depreciation on vehicles leased via operating leases and directly-related expenses.

Selected Financing Operations Financial Information

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2023	% (1)	2022	% (1)	2023	% [1]	2022	% [1]
Interest margin:
Interest, fee, and lease income	$72.4	9.3	$32.8	8.0	$190.3	9.3	$82.2	8.3
Interest expense	(42.5)	(5.4)	(13.3)	(3.3)	(125.5)	(6.1)	(23.3)	(2.4)
Total interest margin	$29.9	3.8	$19.5	4.8	$64.8	3.2	$58.9	5.9
Provision expense	$(23.1)	(3.0)	$(14.5)	(3.6)	$(75.0)	(3.7)	$(25.5)	(2.6)
Financing operations income (loss)	$(4.4)	(0.6)	$(4.6)	(1.1)	$(43.8)	(2.1)	$3.7	0.4

Total average managed finance receivables	$3,092.4		$1,616.8		$2,731.0		$1,324.9
1Annualized percentage of total average managed finance receivables.

DFC Portfolio Information1

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Loan origination information
Net loans originated	$502.4	$551.8	$1,689.9	$1,329.2
Vehicle units financed	16,784	17,152	55,679	40,366
Total penetration rate [2]	9.7%	11.4%	11.5%	9.2%
Weighted average contract rate	10.0%	7.6%	9.5%	7.4%
Weighted average credit score [3]	732	721	731	713
Weighted average FE LTV [4]	95.1%	98.9%	95.6%	100.4%
Weighted average term (in months)	72	72	72	73

Loan performance information
Total ending managed receivables	$3,037.5	$1,687.1	$3,037.5	$1,687.1
Total average managed receivables	$2,924.1	$1,490.7	$2,573.5	$1,206.0
Allowance for loan losses	$97.4	$48.0	$97.4	$48.0
Allowance for loan losses as a percentage of ending managed receivables	3.2%	2.8%	3.2%	2.8%
Net credit losses on managed receivables	16.5	12.0	43.0	24.0
Annualized net credit losses as a percentage of total average managed receivables	2.3%	3.2%	2.2%	2.7%
Past due accounts as a percentage of ending managed receivables [5]	4.1%	6.0%	4.1%	6.0%
Average recovery rate [6]	47.8%	61.3%	52.2%	64.9%
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

Q3 2023 vs. Q3 2022
Financing operations loss in the three months ended September 30, 2023 was flat compared to the same period of 2022 primarily due to the increased interest income resulting from the growth of the portfolio being offset by increased interest expense due to increased benchmark rates and portfolio growth in originations and an increase in the allowance for loan losses as a percentage of receivables driving higher provision expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

Loan originations increased as we continue to grow and mature our portfolio. The weighted average contract rate of loans originated in the three months ended September 30, 2023 increased to 10.0%, compared with 7.6% in the same period of 2022, primarily due to increasing rates charged to borrowers, which had a negative impact on our penetration rate. The decrease in past due accounts as a percentage of ending managed receivables for the three months ended September 30, 2023 compared to the same period of 2022 reflects the increased credit quality of our portfolio, along with continued operational improvements.

YTD 2023 vs. YTD 2022
Financing operations loss increased in the nine months ended September 30, 2023 compared to the same period of 2022 primarily due to interest expense increasing faster than increases in loan rates to borrowers, compressing total interest margin to 3.2% and the significant growth in originations driving higher provision expense.

The weighted average contract rate on loans originated in the nine months ended September 30, 2023 increased to 9.5%, compared with 7.4% in the same period of 2022. The decrease in past due accounts as a percentage of ending managed receivables for the nine months ended September 30, 2023 compared to the same period of 2022 reflects the increased credit quality of our portfolio, along with continued operational improvements.

Operating Expenses

Selling, General and Administrative Expense (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

Q3 2023 vs. Q3 2022

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2023	2022
Personnel	$563.9	$532.4	$31.5	5.9%
Advertising	63.1	64.7	(1.6)	(2.5)
Rent	23.8	18.2	5.6	30.8
Facility costs[1]	47.4	39.4	8.0	20.3
Gain on sale of assets	(23.1)	(36.3)	13.2	NM
Other	175.7	135.8	39.9	29.4
Total SG&A	$850.8	$754.2	$96.6	12.8%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2023	2022
Personnel	41.1%	40.5%	60	bps
Advertising	4.6	4.9	(30)
Rent	1.7	1.4	30
Facility costs	3.5	3.0	50
Gain on sale of assets	(1.7)	(2.8)	110
Other	12.8	10.4	240
Total SG&A	62.0%	57.4%	460	bps

SG&A as a percentage of gross profit was 62.0% for the three months ended September 30, 2023 compared to 57.4% for the same period of 2022. SG&A expense increased 12.8%, driven by increases in all areas except advertising, primarily as a result of our network expansion.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 61.5% compared to 59.9% for the same period of 2022. The increase was primarily related to the decrease in gross profit exceeding the decrease in same store SG&A costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

YTD 2023 vs. YTD 2022

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Personnel	$1,629.2	$1,595.8	$33.4	2.1%
Advertising	185.0	190.1	(5.1)	(2.7)
Rent	64.5	53.6	10.9	20.3
Facility costs [1]	133.9	111.0	22.9	20.6
Gain on sale of assets	(31.2)	(49.9)	18.7	NM
Other	476.7	390.7	86.0	22.0
Total SG&A	$2,458.1	$2,291.3	$166.8	7.3%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2023	2022
Personnel	41.1%	40.5%	60	bps
Advertising	4.7	4.8	(10)
Rent	1.6	1.4	20
Facility costs	3.4	2.8	60
Gain on sale of assets	(0.8)	(1.3)	50
Other	11.9	9.9	200
Total SG&A	61.9%	58.1%	380	bps

SG&A as a percentage of gross profit was 61.9% for the nine months ended September 30, 2023 compared to 58.1% for the same period of 2022. Total SG&A expense increased 7.3%, driven by increases in all areas except advertising, primarily as a result of our network expansion.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 61.6% compared to 58.9% for the same period of 2022. The increase was primarily related to the decrease in gross profit exceeding the decrease in same store SG&A costs.

SG&A expense adjusted for non-core charges was as follows:
Q3 2023 vs. Q3 2022

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2023	2022
Personnel	$563.9	$532.4	$31.5	5.9%
Advertising	63.1	64.7	(1.6)	(2.5)
Rent	23.8	18.2	5.6	30.8
Facility costs[1]	47.4	39.4	8.0	20.3
Adjusted (gain) loss on sale of assets	—	0.2	(0.2)	NM
Adjusted other	162.1	133.8	28.3	21.2
Adjusted total SG&A	$860.3	$788.7	$71.6	9.1%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2023	2022
Personnel	41.1%	40.5%	60	bps
Advertising	4.6	4.9	(30)
Rent	1.7	1.4	30
Facility costs	3.5	3.0	50
Adjusted (gain) loss on sale of assets	—	—	—
Adjusted other	11.8	10.2	160
Adjusted total SG&A	62.7%	60.0%	270	bps

Adjusted SG&A for the three months ended September 30, 2023 excludes $4.8 million in acquisition-related expenses, $4.6 million in storm insurance reserve charges, $4.2 million in one-time contract buyouts, and a $23.1 million net gain on store disposals.

Adjusted SG&A for the three months ended September 30, 2022 excludes $2.0 million in acquisition-related expenses and a $36.5 million net gain on store disposals.

YTD 2023 vs. YTD 2022

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Personnel	$1,629.2	$1,595.8	$33.4	2.1%
Advertising	185.0	190.1	(5.1)	(2.7)%
Rent	64.5	53.6	10.9	20.3%
Facility costs[1]	133.9	111.0	22.9	20.6%
Adjusted loss on sale of assets	0.1	(0.3)	0.4	NM
Adjusted other	444.8	380.6	64.2	16.9%
Adjusted total SG&A	$2,457.5	$2,330.8	$126.7	5.4%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2023	2022
Personnel	41.1%	40.5%	60	bps
Advertising	4.7	4.8	(10)
Rent	1.6	1.4	20
Facility costs	3.4	2.8	60
Adjusted gain on sale of assets	—	—	—
Adjusted other	11.1	9.6	150
Adjusted total SG&A	61.9%	59.1%	280	bps

Adjusted SG&A for the nine months ended September 30, 2023 excludes $14.4 million in one-time contract buyouts, $10.5 million in acquisition-related expenses, $7.1 million in storm insurance reserve charges, and a $31.4 million net gain on store disposals.

Adjusted SG&A for the nine months ended September 30, 2022 excludes $10.1 million in acquisition-related expenses and a $49.6 million net gain on store disposals.

Adjusted SG&A is a non-GAAP measure. See “Non-GAAP Reconciliations” for more details.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

Shown below are the details for carrying costs for new vehicles net of floor plan assistance earned:

Q3 2023 vs. Q3 2022

	Three Months Ended September 30,			%
(in millions)	2023	2022	Change	Change
Floor plan interest expense (new vehicles)	$40.2	$10.7	$29.5	275.7%
Floor plan assistance (included as an offset to cost of sales)	(40.8)	(33.3)	(7.5)	22.5
Net new vehicle carrying costs	$(0.6)	$(22.6)	$22.0	(97.3)

Floor plan interest expense increased $29.5 million in the three months ended September 30, 2023 compared to the same period of 2022 due to rising interest rates and increased inventory levels.

YTD 2023 vs. YTD 2022

	Nine Months Ended September 30,			%
($ in millions)	2023	2022	Change	Change
Floor plan interest expense (new vehicles)	$102.6	$19.4	$83.2	428.9%
Floor plan assistance (included as an offset to cost of sales)	(116.5)	(96.6)	(19.9)	20.6
Net new vehicle carrying costs	$(13.9)	$(77.2)	$63.3	(82.0)

Floor plan interest expense increased $83.2 million in the nine months ended September 30, 2023 compared to the same period of 2022 due to rising interest rates and increased inventory levels.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

Q3 2023 vs. Q3 2022

	Three Months Ended September 30,		Increase	% Increase
(in millions)	2023	2022
Depreciation and amortization	$50.8	$40.5	$10.3	25.4%

YTD 2023 vs. YTD 2022

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2023	2022
Depreciation and amortization	$146.4	$115.0	$31.4	27.3%

Acquisition activity contributed to the increases in depreciation and amortization in 2023 compared to 2022. We acquired approximately $438 million of depreciable property as part of our acquisition activity over the twelve months ended September 30, 2023. For the nine months ended September 30, 2023, we invested $163.7 million in capital expenditures. These investments increased the amount of depreciation expense in the three and nine months ended September 30, 2023. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

Q3 2023 vs. Q3 2022

	Three Months Ended September 30,
	2023	2022
Operating margin	5.6%	7.1%
Operating margin adjusted for non-core charges [1]	5.5%	6.6%
1See “Non-GAAP Reconciliations” for more details.

Operating margin decreased 150 bps in the three months ended September 30, 2023 compared to the same period in 2022, primarily due to increased SG&A of 12.8%, offset by increased gross profit of 4.3%.

YTD 2023 vs. YTD 2022

	Nine Months Ended September 30,
	2023	2022
Operating margin	5.6%	7.3%
Operating margin adjusted for non-core charges [1]	5.7%	7.1%
1See “Non-GAAP Reconciliations” for more details.

Operating margin decreased 170 bps in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to increased SG&A of 7.3% and a 0.6% decrease in gross profit.

Non-Operating Expenses

Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, used and service loaner vehicle inventory financing commitments, and revolving lines of credit.

Q3 2023 vs. Q3 2022

	Three Months Ended September 30,		Increase (Decrease)	% Increase
(in millions)	2023	2022
Mortgage interest	$9.5	$6.7	$2.8	41.8
Other interest	49.5	30.3	19.2	63.4
Capitalized interest	(0.5)	(0.7)	(0.2)	NM
Total other interest expense	$58.5	$36.3	$22.2	61.2%
NM - not meaningful

Other interest expense for the three months ended ended September 30, 2023 increased $22.2 million related to increased borrowings and interest rates compared to the same period of 2022.
YTD 2023 vs. YTD 2022

	Nine Months Ended September 30,		Increase (Decrease)	% Increase
($ in millions)	2023	2022
Mortgage interest	$25.8	$18.1	$7.7	42.5%
Other interest	117.4	74.6	42.8	57.4
Capitalized interest	(1.7)	(1.9)	(0.2)	NM
Total other interest expense	$141.5	$90.8	$50.7	55.8%
NM - not meaningful

Other interest expense for the nine months ended September 30, 2023 increased $50.7 million related to increased borrowings and interest rates compared to the same period of 2022.

Other Income (Expense), net

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

Q3 2023 vs. Q3 2022

	Three Months Ended September 30,		Decrease	% Decrease
(Dollars in millions)	2023	2022
Other Expense, net	$(5.3)	$(12.2)	$6.9	(56.6)%

Other expense, net in the three months ended September 30, 2023 was primarily related to a $7.7 million unrealized loss due to foreign currency exchange and a $0.7 million unrealized investment loss associated with the change in fair value of our investment in Shift Technologies, Inc. This compares to a $15.0 million unrealized loss due to foreign currency exchange and a $0.3 million unrealized investment gain in Shift Technologies, Inc. in the three months ended September 30, 2022.

YTD 2023 vs. YTD 2022

	Nine Months Ended September 30,		Decrease	% Decrease
($ in millions)	2023	2022
Other income (expense), net	$6.8	$(36.6)	$43.4	(118.6)%

Other income (expense), net in the nine months ended September 30, 2023 included a $2.6 million unrealized loss due to foreign currency exchange, and a $0.2 million unrealized investment gain associated with the change in fair value of our investment in Shift Technologies, Inc. These compare to a $32.6 million unrealized investment loss associated with the change in fair value of our investment in Shift Technologies, Inc. and a $3.6 million unrealized gain due to foreign currency exchange in the nine months ended September 30, 2022.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective income tax rate	26.7%	27.5%	26.5%	27.4%
Effective income tax rate excluding other non-core items	26.5%	27.0%	26.4%	26.6%

Our effective income tax rate for the nine months ended September 30, 2023 compared to last year was positively affected by a decrease in the impact of valuation allowance recorded for certain deferred tax assets not expected to be realized and an increase in tax credits. The decrease in tax rate was offset by a reduction in tax benefit from stock awards vesting in the current period. Excluding the valuation allowance and other non-core charges, we estimate our annual effective income tax rate to be 26.6%.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

	Three Months Ended September 30, 2023
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Insurance reserves	Acquisition expenses	Contract buyouts	Adjusted
Selling, general and administrative	$850.8	$23.1	$—	$(4.6)	$(4.8)	$(4.2)	$860.3
Operating income (loss)	465.3	(23.1)	—	4.6	4.8	4.2	455.8
Other income (expense), net	(5.3)	—	0.7	—	—	—	(4.6)

Income (loss) before income taxes	$361.3	$(23.1)	$0.7	$4.6	$4.8	$4.2	$352.5
Income tax (provision) benefit	(96.4)	6.1	—	(1.2)	(0.8)	(1.1)	(93.4)
Net income (loss)	264.9	(17.0)	0.7	3.4	4.0	3.1	259.1
Net income attributable to non-controlling interest	(2.1)	—	—	—	—	—	(2.1)
Net income attributable to redeemable non-controlling interest	(1.3)	—	—	—	—	—	(1.3)
Net income (loss) attributable to Lithia Motors, Inc.	$261.5	$(17.0)	$0.7	$3.4	$4.0	$3.1	$255.7

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$9.46	$(0.62)	$0.03	$0.12	$0.15	$0.11	$9.25
Diluted share count	27.6

	Three Months Ended September 30, 2022
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment gain	Acquisition expenses	Adjusted
Selling, general and administrative	$754.2	$36.5	$—	$(2.0)	$788.7
Operating income (loss)	514.9	(36.5)	—	2.0	480.4
Other expense, net	(12.2)	—	(0.3)	—	(12.5)

Income (loss) before income taxes	$455.7	$(36.5)	$(0.3)	$2.0	$420.9
Income tax (provision) benefit	(125.4)	9.8	—	1.9	(113.7)
Net income (loss)	330.3	(26.7)	(0.3)	3.9	307.2
Net loss attributable to non-controlling interest	0.5	—	—	—	0.5
Net income attributable to redeemable non-controlling interest	(1.2)	—	—	—	(1.2)
Net income (loss) attributable to Lithia Motors, Inc.	$329.6	$(26.7)	$(0.3)	$3.9	$306.5

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$11.92	$(0.97)	$(0.01)	$0.14	$11.08
Diluted share count	27.6

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

	Nine Months Ended September 30, 2023
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment gain	Insurance reserves	Acquisition expenses	Contract buyouts	Adjusted
Selling, general and administrative	$2,458.1	$31.4	$—	$(7.1)	$(10.5)	$(14.4)	$2,457.5
Operating income (loss)	1,319.9	(31.4)	—	7.1	10.5	14.4	1,320.5
Other income (expense), net	6.8	—	(0.2)	—	—	—	6.6

Income (loss) before income taxes	$1,082.6	$(31.4)	$(0.2)	$7.1	$10.5	$14.4	$1,083.0
Income tax (provision) benefit	(287.0)	8.5	—	(1.9)	(1.5)	(3.9)	(285.8)
Net income (loss)	795.6	(22.9)	(0.2)	5.2	9.0	10.5	797.2
Net income attributable to non-controlling interest	(4.7)	—	—	—	—	—	(4.7)
Net income attributable to redeemable non-controlling interest	(3.6)	—	—	—	—	—	(3.6)
Net income (loss) attributable to Lithia Motors, Inc.	$787.3	$(22.9)	$(0.2)	$5.2	$9.0	$10.5	$788.9

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$28.54	$(0.83)	$—	$0.19	$0.33	$0.38	$28.61
Diluted share count	27.6

	Nine Months Ended September 30, 2022
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Acquisition expenses	Adjusted
Selling, general and administrative	$2,291.3	$49.6	$—	$(10.1)	$2,330.8
Operating income (loss)	1,540.7	(49.6)	—	10.1	1,501.2
Other (expense) income, net	(36.6)	—	32.6	—	(4.0)

Income (loss) before income taxes	$1,393.9	$(49.6)	$32.6	$10.1	$1,387.0
Income tax (provision) benefit	(382.1)	13.2	—	(0.5)	(369.4)
Net income (loss)	1,011.8	(36.4)	32.6	9.6	1,017.6
Net income attributable to non-controlling interest	(3.9)	—	—	—	(3.9)
Net income attributable to redeemable non-controlling interest	(4.5)	—	—	—	(4.5)
Net income (loss) attributable to Lithia Motors, Inc.	$1,003.4	$(36.4)	$32.6	$9.6	$1,009.2

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$35.10	$(1.27)	$1.14	$0.33	$35.30
Diluted share count	28.6

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Available Sources
Below is a summary of our immediately available funds:

($ in millions)	September 30, 2023	December 31, 2022	Change	% Change
Cash	$146.9	$168.1	$(21.2)	(12.6)%
Available credit on credit facilities	1,254.8	1,419.4	(164.6)	(11.6)
Total current available funds	$1,401.7	$1,587.5	$(185.8)	(11.7)%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	in Cash Flow
Net cash used in operating activities	$(177.2)	$(517.5)	$340.3
Net cash used in investing activities	(1,240.3)	(1,017.3)	(223.0)
Net cash provided by financing activities	1,427.0	1,600.0	(173.0)

Operating Activities
Cash used in operating activities for the nine months ended September 30, 2023 decreased $340.3 million compared to the same period of 2022, primarily related to less of an increase in inventory, partially offset by a decrease in net income compared to the same period of 2022.

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

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	in Cash Flow
Net cash used in operating activities – as reported	$(177.2)	$(517.5)	$340.3
Adjust: Net borrowings on floor plan notes payable, non-trade	426.7	429.6	(2.9)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(110.6)	(72.4)	(38.2)
Adjust: Financing receivables activity	907.0	946.7	(39.7)
Net cash provided by operating activities – adjusted	$1,045.9	$786.4	$259.5

Investing Activities
Net cash used in investing activities totaled $1.2 billion and $1.0 billion, respectively, for the nine months ended September 30, 2023 and 2022.

Below are highlights of significant activity related to our cash flows from investing activities:

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	in Cash Flow
Capital expenditures	$(163.7)	$(209.8)	$46.1
Cash paid for acquisitions, net of cash acquired	(1,204.7)	(962.6)	(242.1)
Cash paid for other investments	(11.1)	(9.3)	(1.8)
Proceeds from sales of stores	136.1	148.0	(11.9)

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

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

The decrease in capital expenditures for the nine months ended September 30, 2023, compared to the same period of 2022 related primarily to lower new operations facility purchases and improvement spend.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Nine Months Ended September 30,
	2023	2022
Number of locations acquired	56	34

(in millions)
Cash paid for acquisitions, net of cash acquired	$(1,204.7)	$(962.6)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	110.6	72.4
Cash paid for acquisitions, net of cash acquired – adjusted	$(1,094.1)	$(890.2)

MANAGEMENT’S DISCUSSION AND ANALYSIS	35

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

Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing Operations segment was as follows:

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	in Cash Flow
Cash provided by financing activities, as reported	$1,427.0	$1,600.0	$(173.0)
Less: Net borrowings on floor plan notes payable: non-trade	(426.7)	(429.6)	2.9
Less: Net borrowings on non-recourse notes payable	(1,047.7)	(159.5)	(888.2)
Cash (used in) provided by financing activities, as adjusted	$(47.4)	$1,010.9	$(1,058.3)

Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade and non-recourse notes payable, which are discussed above:

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	in Cash Flow
Net (repayments) borrowings on lines of credit	$(55.9)	$1,748.4	$(1,804.3)
Principal payments on long-term debt and finance lease liabilities, other	(3.4)	(70.0)	66.6
Proceeds from issuance of long-term debt	79.8	39.6	40.2
Principal payments on non-recourse notes payable	(404.0)	(138.7)	(265.3)
Proceeds from the issuance of non-recourse notes payable	1,451.7	298.2	1,153.5
Repurchase of common stock	(14.5)	(644.4)	629.9
Dividends paid	(39.1)	(33.8)	(5.3)
Proceeds from issuance of common stock	23.0	28.1	(5.1)
Other financing activity	17.2	(2.7)	19.9

Equity Transactions
Our Board of Directors has authorized the repurchase of up to $1.25 billion of our Common Stock . We repurchased a total of 70,626 shares of our Common Stock at an average price of $204.92 in the first nine months of 2023, all related to tax withholding on vesting RSUs, none related to our repurchase authorization. As of September 30, 2023, we had $501.4 million remaining available for repurchases and the authorization does not have an expiration date.

In the first nine months of 2023, we declared and paid dividends on our Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2023	$0.42	$11.5
May 2023	$0.50	$13.8
August 2023	$0.50	$13.8

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	36

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of September 30, 2023
(in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,863.4	$—	1
Floor plan notes payable	1,261.2	—
Used and service loaner vehicle inventory financing commitments	860.2	66.8	2
Revolving lines of credit	1,281.4	1,179.2	2, 3
Warehouse facilities	585.0	8.7
Non-recourse notes payable	1,469.9	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Finance leases and other debt	746.8	—
Unamortized debt issuance costs	(33.4)	—	4
Total debt, net	$9,784.5	$1,254.8
1As of September 30, 2023, we had a $2.0 billion new vehicle floor plan commitment as part of our US Bank syndicated credit facility, and a $500 million CAD wholesale floorplan commitment as part of our Bank of Nova Scotia syndicated credit facility.
2The amount available on these credit facilities are limited based on borrowing base calculations and fluctuates monthly.
3Available credit is based on the borrowing base amount effective as of August 31, 2023. This amount is reduced by $35.7 million for outstanding letters of credit.
4Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability.

Financial Covenants
Our credit facilities, non-recourse notes payable, and senior notes contain customary representations and warranties, conditions and covenants for transactions of these types. As of September 30, 2023 we were in compliance with all financial covenants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the third quarter of 2023:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)[1]
July	—	$—	—	$501,368
August	66	310.53	—	501,368
September	—	—	—	501,368
Total	66	310.53	—	501,368
1The current share repurchase plan has no expiration date.
2Of the shares repurchased in the third quarter of 2023, all were related to tax withholding upon the vesting of RSUs.

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the third quarter of 2023.

39

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Lithia Motors, Inc.	10-Q	001-14733	3.1	07/28/21
3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc.	8-K	001-14733	3.2	04/25/19
10.1	Omnibus Amendment #1 to Amended and Restated Loan Agreement, dated July 20, 2023, among SCFC Business Services LLC, Driveway Finance Corporation, the lenders from time to time parties hereto, the agents from time to time parties hereto, and JPMorgan Chase Bank, N.A.					X
10.2	Omnibus Amendment #1 to Loan Agreement, dated July 20, 2023, among DFC Business Services, LLC, Driveway Finance Corporation, the lenders party thereto from time to time, the agents from time to time party thereto, and Mizuho Bank, Ltd.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes to consolidated financial statements					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.					X

40

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2023	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

41