Form 10-K
period 2023-12-31
LITHIA MOTORS INC
filed 2024-02-23
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $8,371,919,000 computed by reference to the last sales price ($304.11) as reported by the New York Stock Exchange for the Registrant’s common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2023). As of February 23, 2024, there were 27,530,936 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2024 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2023 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business
As used in this Annual Report, the terms “Lithia,” “Lithia and Driveway,” “LAD,” “the Company,” “we,” “us,” and “our” refer collectively to Lithia Motors, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries.

Forward-Looking Statements
Certain statements in this Annual Report, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-K include, among others, statements regarding:

•Future market conditions, including anticipated car and other sales levels and the supply of inventory
•Our business strategy and plans, including our achieving our 2025 Plan and related targets
•The growth, expansion, make-up, and success of our network, including our finding accretive acquisitions and acquiring additional stores
•Annualized revenues from acquired stores
•The growth and performance of our Driveway e-commerce home solution and Driveway Finance Corporation (DFC), their synergies and other impacts on our business and our ability to meet Driveway and DFC-related targets
•The impact of sustainable vehicles and other market and regulatory changes on our business
•Our capital allocations and uses and levels of capital expenditures in the future
•Expected operating results, such as improved store performance, continued improvement of selling, general and administrative expenses (SG&A) as a percentage of gross profit and any projections
•Our anticipated financial condition and liquidity, including from our cash and the future availability of our credit facilities, unfinanced real estate, and other financing sources
•Our continuing to purchase shares under our share repurchase program
•Our compliance with financial and restrictive covenants in our credit facilities and other debt agreements
•Our programs and initiatives for employee recruitment, training, and retention
•Our strategies and targets for customer retention, growth, market position, operations, financial results, and risk management

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

Business Overview
Lithia Motors, Inc. is one of the largest global automotive retailers providing an array of products and services throughout the vehicle ownership lifecycle. Convenient and hassle-free experiences are offered through our comprehensive network of physical locations, e-commerce platforms, captive finance solutions and other synergistic adjacencies. We have delivered consistent profitable growth in a massive and unconsolidated industry. Our highly diversified and competitively differentiated design provides us the flexibility and scale to pursue our vision to modernize personal transportation solutions wherever, whenever and however consumers desire. As of December 31, 2023, we operated 344 locations representing 47 brands across the United States, United Kingdom, and Canada.

	Year Ended December 31,
	2023
	Total Revenue	Total Gross Profit
United States	90%	92%
United Kingdom	6%	5%
Canada	4%	3%

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

Business Strategy
We seek to provide customers choice with a seamless, blended online and physical retail experience, broad selection and access to specialized expertise and knowledge. Our comprehensive network enables us to provide convenient touch points for customers and provide services throughout the vehicle life cycle. We seek to increase market share and optimize profitability by focusing on the consumer experience and applying proprietary performance measurement systems to drive high performance. Our Driveway and GreenCars brands compliment our in-store experiences and provide convenient, simple, and transparent platforms that serve as our e-commerce home solutions. Diversifying our business with Driveway Finance Corporation (DFC), our captive auto finance division, allows us to provide financing solutions for customers and diversify our business model with an adjacent product.

Our long-term strategy to create value for our customers, employees and shareholders includes the following elements:

Driving operational excellence, innovation and diversification
LAD builds magnetic brand loyalty in our 344 stores and with Driveway, our e-commerce home delivery experience, and GreenCars, our electric vehicle learning resource and marketplace. Operational excellence is achieved by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to improve market share, consumer loyalty, and profitability. By promoting an entrepreneurial model with our in-store experiences, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we develop high-performing teams and foster manufacturer relationships.

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

Growth through acquisition and network optimization
Our acquisition growth strategy has been successful both financially and culturally. Our disciplined approach focuses on acquiring new vehicle franchises, which operate in markets ranging from mid-sized regional markets to metropolitan markets. Acquisition of these businesses increases our proximity to consumers throughout North America and the United Kingdom. While we target annual after tax return of more than 15% for our acquisitions, we have averaged over a 25% return by the third year of ownership due to a disciplined approach focusing on accretive, cash flow positive targets at reasonable valuations. In addition to being financially accretive, acquisitions aim to drive network growth that improves our ability to serve customers through vast selection, greater density and access to customers and ability to leverage national branding and advertising.

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

During 2023, we acquired 56 stores and divested eight stores. We invested $1.1 billion, net of floor plan debt, to acquire these stores and we anticipate these acquisitions to add nearly $3.8 billion in annualized revenues.

We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. We believe our disciplined approach provides us with attractive acquisition opportunities and expanded coast-to-coast coverage.

Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology and adjacencies that expand and diversify our business model. Our free cash flow deployment strategy targets an allocation of 65% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 10% in shareholder return in the form of dividends and share repurchases. During 2023, we utilized $230.2 million for capital expenditures investing in our existing business and paid $52.8 million in dividends. As of December 31, 2023, we had available liquidity of $1.7 billion, which was comprised of $825.0 million in cash and $870.4 million availability on our credit facilities. In addition, our unfinanced real estate could provide additional liquidity of approximately $0.4 billion.

Marketing
Lithia & Driveway’s core value, “Earn Customers for Life”, drives our marketing strategy to empower consumers throughout the vehicle ownership lifecycle. To place ease and value at our customers’ fingertips, we are constantly evolving the retail experience where customers can choose transparent, convenient ways to buy, sell, or service their vehicles wherever, whenever, and however they desire.

Our national, regional, and local brands connect with consumers through advertising tailored to the individual brand and market. Utilizing data and omnichannel communications, we strive to create deeper and richer offerings to build lifelong loyalty throughout the vehicle ownership life cycle.

With a vast selection represented by the largest U.S. new and preowned vehicle inventory for sale online, we employ search engine optimization, search engine marketing, online display, retargeting, social advertising, traditional media, and direct marketing to reach consumers.

Most consumers begin their shopping, buying, or selling activity on our store websites, Driveway, and GreenCars. With the importance of keeping consumer communications relevant, based on where they are in the shopping process or lifecycle of ownership, we have built a proprietary customer lifecycle communication platform. In an industry where the competition often relies on third parties to manage their customer data, we manage our data internally. This goes beyond automotive needs, allowing us to leverage our customer insights across many revenue streams.

These online channels provide customers with simple, transparent ways to manage their vehicle ownership including search new-and-used inventories, view current pricing, apply incentives and offers, calculate payments for purchase or lease, apply for financing, buy online, sell their vehicle, offering the consumer to schedule service appointments both in store or at home, schedule vehicle pick-up and delivery, and provide us feedback about their experience. In 2023, our unique visitors increased over 30% on a same store basis from 2022.

Driveway, our online experience, puts customers in control of every aspect of their car ownership. They can browse a vast nationwide inventory of new, used, and certified pre-owned vehicles (CPO), then get a vehicle shipped straight to their driveway or pick it up from one of Lithia’s 300+ stores. In 2023, approximately 31.5 million unique users visited Driveway.com, a 46% increase from 2022. We believe no-haggle pricing transparency and a 7-day money-back guarantee make Driveway the better way to buy, sell, finance, or trade in a car online.

With the industry transitioning to more sustainable practices and alternative-fuel vehicles, we are excited that GreenCars, our online education resource for sustainable mobility, had approximately 5.9 million unique visitors in 2023 at GreenCars.com, a 58% increase from 2022. GreenCars is a leading source of knowledge designed to promote the acceleration of electric vehicle (EV) adoption by educating the consumer on such topics as (1) fuel-efficient offerings from model comparisons, (2) personalized incentives, and (3) local rebates to charging network. GreenCars even connects consumers with the largest new-and-preowned inventory for when they are ready to purchase their sustainable vehicle.

Total advertising expense, net of manufacturer credits, was $248.2 million in 2023, $253.6 million in 2022 and $162.2 million in 2021. Over 82% of our advertising spent in 2023 was on digital, social, listings, and one-to-one owner communications. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing, and wide selection. Our manufacturer partners influence a significant portion of our advertising expense. Certain advertising and marketing expenditures are offset by manufacturer cooperative programs, which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $54.2 million in 2023, $46.3 million in 2022 and $35.6 million in 2021.

Franchise Agreements
Each of our stores operates under a separate franchise agreement with the manufacturer of the new vehicle brand it sells.

Typical vehicle franchise agreements specify the locations within a designated market area at which the store may sell vehicles and related products and perform approved services. The designation of the market areas and the allocation of new vehicles among stores are at the discretion of the manufacturer. Franchise agreements do not, however, guarantee exclusivity within a specified territory.

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

Competition
The retail automotive business is highly competitive. Currently, there are more than 16,500 new vehicle franchise dealers in the United States, 4,500 in the UK, and 3,400 in Canada. Many of these franchised dealers are independent stores managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly- and privately-held and other used-only automotive retailers such as CarMax, Carvana, and Cazoo.

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

Our financing activities with customers are subject to numerous federal, state and local laws and regulations. In recent years, there has been an increase in activity related to oversight of consumer lending by the Consumer Financial Protection Bureau (CFPB), which has broad regulatory powers. The CFPB has supervisory authority over large non-bank auto finance companies, including DFC. The CFPB can use this authority to conduct supervisory examinations to ensure compliance with various federal consumer protection laws. The CFPB does not have direct authority over automotive dealers; however, its regulation of larger automotive finance companies and other financial institutions could affect our financing activities. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities. These claims may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

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

Human Capital
Inspired by our mission statement, “Growth Powered by People,” we prioritize the importance of every Lithia & Driveway associate’s professional success, well-being, and safety. Our approach to attracting, retaining, rewarding, and developing the best talent includes defining clear expectations, providing exceptional training, and recognizing employee milestones and metrics. These efforts are integral to building dynamic teams who will “Earn Customers for Life” and drive operational excellence. We foster an entrepreneurial, high-performance, customer-centric culture designed to encourage internal promotions, develop leadership skills, and offer professional growth opportunities.

As of December 31, 2023, our subsidiaries employed approximately 27,446 persons on a full-time equivalent basis in our global network of 344 retail locations. Our total workforce was comprised of approximately 21% female employees and approximately 45% of minorities. Our management consisted of approximately 21% females and approximately 36% minorities in leadership positions. In both 2023 and 2022, approximately 97% of our workforce earned above minimum wage.

Some examples of our key employee-focused programs and initiatives include:

•In 2023, we launched a company-wide Culture Poll to amplify the employee voice. With an 80% participation rate, the survey revealed engagement scores surpassing benchmarks, indicating positive progress in creating a positive workplace experience. The survey also offered valuable insights, leading to the development of action plans by managers to address opportunities to “Improve Constantly.”
•The DART (Develop, Analyze, Research, and Transform) Program started in 2020 to build high-performing leaders who aid in achieving our goal to redefine the automotive industry by providing transportation solutions wherever, whenever, and however consumers desire. The DART Program is designed to give on-the-job exposure to various areas of the organization through rotations while providing supplemental training necessary to grow internal talent into leadership roles. The program identifies data-centric, customer-focused, proactive people who will push stores to be their best for our customers. DART participants learn the ins and outs of performance standards and build relationships cross-functionally to achieve milestones and accelerate their careers.
•Launched in 2016, the AMP (Accelerate My Potential) Program initially targeted general manager readiness. Since 2021, it has evolved to focus on preparing high performers for various leadership roles beyond general manager.
•Introduced in 2015, the Women LEAD (Learn, Explore, Achieve, and Develop) Program offers a platform for women within the organization to connect, learn, and grow together. Featuring events throughout the year, the program facilitates networking, role modeling, and learning opportunities aimed to foster professional development.
•Our learning and development initiatives are dedicated to promoting employee growth through curated content paths, specialized curriculums, and tuition reimbursement programs covering up to 75% of undergraduate or graduate tuition costs. Additional programs provide Master Automotive Service Excellence (ASE) training and certification, along with Original Equipment Manufacturer training for technicians.

As one of the largest global automotive retailers, we are committed to ongoing investments in expanding the roles and skills of our workforce to drive customer excellence and operational performance. As our business continues to evolve, our unwavering focus remains on ensuring that our human capital capabilities, systems, and processes are well-aligned with and in support of our strategic objectives and growth plans.

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

Our business is heavily dependent on consumer demand and preferences. A downturn in overall levels of consumer spending may materially and adversely affect our revenues and gross profit margins. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Additionally, other economic factors, such as rising and sustained periods of high crude oil and fuel prices, may impact consumer demand and preferences. As we operate internationally, including across the U.S., Canada, and the U.K., changes in and the severity of economic conditions may vary by market. Economic conditions may be anemic for an extended period of time, or deteriorate in the future. This would have a material adverse effect on our retail business, particularly sales of new and used vehicles.

The economies of the United States, Canada and the United Kingdom have recently experienced heightened inflationary pressures, impacting the costs of labor, fuel and other costs. Additionally, recent increases in interest rates have impacted new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Consumer demand may be further adversely impacted if interest rates continue to increase or are sustained at current levels. In an inflationary environment, depending on automotive industry and other economic conditions, we may be unable to raise prices to keep up with the rate of inflation, which would reduce our profit margins. A period of sustained inflationary and interest rate pressures could impact our profitability.

Approximately 15.6 million, 13.9 million, and 15.1 million new vehicles were sold in the United States in 2023, 2022, and 2021, respectively. Certain industry analysts have predicted that new vehicle sales will be approximately 15.7 million for 2024. If new vehicle production exceeds the rate at which new vehicles are sold, our gross profit per vehicle could be adversely affected by this excess and any resulting changes in manufacturer incentive and marketing programs. See the risk factor “If manufacturers or distributors discontinue or change sales incentives, warranties and other promotional programs, our business, results of operations, financial condition and cash flows may be materially adversely affected” below. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and repair and maintenance services, and automotive finance and insurance products.

Natural disasters, adverse weather conditions, and public health emergencies can disrupt our business.

Our dealerships are in states and regions in the United States, Canada, and the U.K. in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides, wind and/or hail storms) or other extraordinary events have in the past, and may in the future, disrupt our dealership operations and impair the value of our dealership property. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. The exposure on any single claim under our property and casualty insurance, medical insurance and workers’ compensation insurance varies based upon type of coverage. Our maximum exposure on any single claim is $5.5 million, subject to certain aggregate limit thresholds. Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks may be insured under various contracts with third-party insurance carriers. As of December 31, 2023, we had total reserve amounts associated with these programs of $77.1 million.

The occurrence of regional epidemics or a global pandemic such as COVID-19 may adversely impact our business, results of operations, financial condition and cash flows. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability.

The automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather events, or public health emergencies may affect the flow of inventory or parts to us or our manufacturing partners. Such disruptions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Increasing competition among automotive retailers reduces our profit margins on vehicle sales and related businesses. Further, the use of the Internet in the car purchasing process could materially adversely affect us.

Vehicle retailing is a highly competitive business. Our competitors include publicly and privately-owned dealerships. Many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to the volume of purchases or otherwise.

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

The automotive industry is predicted to experience rapid change in the years to come, including advances in electric vehicle production, driverless technology, co-ownership and subscription business models. Certain manufacturers and governments have declared commitments to various electric vehicle and zero emissions goals, such as the state of California’s executive order to require all new cars and passenger trucks sold in the state to be zero-emission vehicles by 2035. In addition, the U.K. government has proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035. The overall impact of these options on the automotive industry is uncertain, and may include costly compliance challenges and lower levels of new vehicle sales or sales through channels that do not include us.

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

The vehicle retailing industry is experiencing significant changes as the expectations and behaviors of customers are shifting, and e-commerce and digital technology have become a more significant part of the sales process. We have made and may continue to make significant investments to drive the development of and support of e-commerce and digital technology capabilities, including the launch of Driveway, our e-commerce home solution, and DFC, our in-house consumer financing business. Changes or additions to our offerings may not attract or engage our customers or prove sufficiently profitable, and may reduce confidence in our brands, expose us to increased market or legal risks, subject us to new laws and regulations, or otherwise harm our business.

Customers may prefer other channels for vehicle sales and related finance and insurance services, because they may offer different or superior platforms, or because customers find those platforms easier to use, faster, or more cost effective than our services. We may not successfully anticipate or keep pace with industry changes, and we have and may continue to invest considerable financial resources, personnel, or other resources to pursue strategies that do not ultimately prove effective. A failure to capture the anticipated benefits of such investments could harm our results of operations and financial condition.

A decline of affordable and available vehicle financing may adversely affect our vehicle sales.

A significant portion of buyers finance their vehicle purchases. The primary finance sources our customers use in connection with the purchase of a new or used vehicle are manufacturer captive finance companies, DFC, and sub-prime lenders. These consumer vehicle financing sources rely to a certain extent on financing markets and sources to provide the capital necessary to support their financing programs. In addition, these financing sources, including DFC, will occasionally change their loan underwriting criteria to alter the risk profile of their loan portfolio. In the event that the cost to customers to finance vehicles becomes more expensive, due to increases in interest rates by the financing sources or their sources of capital, lenders tighten their credit standards, or available vehicle financing declines, consumers may be unable or less willing to purchase vehicles, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Adverse conditions affecting one or more key manufacturers may negatively affect our business, results of operations, financial condition and cash flows.

We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. Any event that adversely affects a manufacturer’s ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles, leading to lower sales in our stores during those periods than would otherwise occur. For example, the shortage of chip supply and labor disruptions in 2021 and 2022 caused a significant constraint in the supply of new cars resulting in reduced volumes and increased gross profit margins on retail vehicle sales. As new vehicle availability continues to improve, volumes may improve; however, gross profit margins may be impacted. We depend on our manufacturers to deliver high-quality, defect-free vehicles. If a manufacturer experiences quality issues, our sales and financial performance may be adversely impacted. In addition, the discontinuance of a particular brand that is profitable to us could negatively impact our revenues and profitability.
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

Many new manufacturers are entering the automotive industry. New companies have raised capital to produce fully electric vehicles or to license battery technology to existing manufacturers. Tesla and Rivian have demonstrated the ability to successfully introduce electric vehicles to the marketplace. Foreign manufacturers from China and India are producing significant volumes of new vehicles and are entering the United States and selecting partners to distribute their products. Because the automotive market in the United States is mature and the overall level of new vehicle sales may not increase in the coming years, the success of new competitors will likely be at the expense of other, established brands. This could have a material adverse impact on our success in the future.

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

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. For the year ended December 31, 2023, approximately 21% of our service, body and parts revenue was for work covered by manufacturer warranties or manufacturer-sponsored maintenance services. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our service, body and parts sales volume could be adversely affected.

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

We have granted a security interest in a substantial portion of our assets to certain of our lenders and other secured parties, including those under our $4.6 billion syndicated credit facility and $1.1 billion CAD Canadian syndicated credit facility. If we default on our obligations under those agreements, the secured parties may be able to foreclose upon their security interests and otherwise be entitled to obtain or control those assets.

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

In addition, the lenders’ obligations to make loans or other credit accommodations under certain credit agreements is subject to the satisfaction of certain conditions precedent including, for example, the satisfaction of financial covenants and conditions and that our representations and warranties in the agreement are true and correct in all material respects as of the date of the proposed credit extension. If any of the conditions precedent are not satisfied, we may not be able to request new loans or other credit accommodations under those credit facilities, which could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

Our floor plan notes payable, credit facilities and a portion of our real estate debt are subject to variable interest rates. As of December 31, 2023, 63% of our total debt was variable rate. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows. We may use interest rate derivatives to hedge a portion of our variable rate debt, when appropriate, based upon market conditions. See Note 11 – Derivative Financial Instruments, related to current hedge activity.

We may not be able to satisfy our debt obligations upon the occurrence of a change in control under our debt instruments.

Upon the occurrence of a change in control as defined in our credit agreement, the agent under the credit agreement will have the right to declare all outstanding obligations immediately due and payable and to terminate the availability of future advances to us. Upon the occurrence of a change in control, as defined in the indentures governing our senior notes, the holders of our senior notes will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under the credit agreement in the event of a change in control or fundamental change. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our common stock holders. A “change in control” as defined in our credit agreement includes, among other events, the acquisition by any person, or two or more persons acting in concert, in either case other than Lithia Holdings Company, L.L.C., Sid DeBoer or Bryan DeBoer, of beneficial ownership (within the meaning of Rule 13d-3 of the SEC under the Securities Exchange Act of 1934) of 35% or more of the outstanding shares of our voting stock on a fully diluted basis.

We may experience greater credit losses in DFC’s portfolio of auto loan and lease receivables than anticipated.

Customers who finance a vehicle purchase or lease a vehicle through a DFC auto loan or lease may be unable to repay the loans based on the original terms and that the fair value of the vehicles used as collateral against the loans may not be sufficient to ensure full repayment. Credit and residual value losses are an inherent risk of our auto loan and lease portfolio and could result in a material adverse effect on our results of operations.

We estimate an allowance for loan losses based on a variety of assumptions about DFC’s portfolio of auto loan receivables and lease receivables. Although management prepares an estimate it believes appropriate based on available information, this allowance may not be a sufficient reserve for loan and lease losses. For example, sudden economic changes such as an economic downturn or a change in consumer spending may result in additional losses incurred that we did not estimate in our original allowance. Losses in excess of our allowance for losses could have a material adverse effect on our business and results of operations.

The growth and success of our DFC business is dependent upon obtaining sufficient capital to grow our auto loan portfolio.

Changes in the availability or cost of financing to support our auto loan portfolio under DFC could adversely affect our results of operations. Our auto loan portfolio is funded through a combination of free cash flows from operations and securitized funding, including asset-backed securitization. Changes in the condition of the asset backed securitization market may result in increased costs to access funds in the market or require us to explore new financing options to fund new auto loans. In the event that there is no alternative financing available, we may be forced to pause our auto loan financing business for a period of time. The impact of reducing or pausing our auto loan financing business could result in a material adverse effect on our results of operations.

Risks associated with our international operations may negatively affect our business, results of operations and financial condition.

We operate dealerships in the United States, Canada, and the U.K. While our operations outside of the United States currently represent a small portion of our revenue, we anticipate that our international operations will expand. We face regulatory, operational, political and economic risks and uncertainties with respect to our international operations that may be different from those in the United States. These risks may include, but are not limited to, the following:

•fluctuations in foreign currency translations within our financial statements driven by exchange rate volatility;
•inability to obtain or preserve franchise rights in the foreign countries in which we operate;
•changes in distribution models in the foreign countries in which we operate;
•compliance with changing laws and regulations;
•compliance with United States Foreign Corrupt Practices Act and other anti-corruption laws;
•wage inflation;
•treatment of revenue from international sources and changes to tax rules, including being subject to foreign tax laws;
•difficulties in managing foreign operations and dealing with different customs, practices and local regulations with which we are less familiar;
•large uncertainties, timing delays and expenses associated with tariffs, labor matters, import or export licenses and other trade barriers; and
•changes in a country’s economic or political conditions, including inflation, recession and interest rate fluctuations, and exposure to regional or global public health issues, pandemics, or epidemics, such as the outbreak of the COVID-19 pandemic.

Technology and Cybersecurity Risks

Changes to the retail delivery model and increased e-commerce and omni-channel competition could adversely affect our business, results of operations, financial condition and cash flows.

The automotive industry is beginning to experience change and disruption in the retail delivery model, including growing competition in the used vehicle market from companies with a primarily online e-commerce business model. Competition in this market includes companies such as CarMax, Carvana, and Cazoo. In addition, larger traditional automotive retailers are transforming their models to support omni-channel retail experiences, providing consumers with vehicle purchasing experiences outside of the traditional brick and mortar automotive dealership model.

We continue to develop our own internal technology solutions to further expand the reach of the networks of service and delivery points in our geographic markets. We may face increased competition for market share with these other delivery models and omni-channel retailers over time which could materially and adversely affect our results of operations. There can be no assurance that our initiatives will be successful or that the amount we invest in these initiatives will result in our maintaining market share and continued or improved financial performance.

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

Aspects of our operations are subject to privacy, data use and data security regulations, which impact the way we use and handle data. We collect, process, share, disclose, transfer, and otherwise use personal information about identifiable individuals including, but not limited to, our customers, employees, partners, and vendors, and so are subject to US and international laws and regulations, regarding data privacy and security such as the California Consumer Privacy Act and the UK General Data Protection Regulation. These laws impose comprehensive data privacy compliance obligations in relation to our processing of personal data, including providing privacy rights to the individuals whose data we process and introducing requirements to maintain policies, processes, and procedures regarding our data handing practices. Additionally, our expansion into Canada and the United Kingdom subjects us to additional privacy and security regulations which also impact the way we handle and secure data across borders.

We collect, process, and retain personally identifiable information regarding customers, associates and vendors in the normal course of our business. Our internal and third-party systems have been and may in the future be subject to cyber-attacks, viruses, malicious software, ransomware, break-ins, theft, computer hacking, phishing, exploitation of system vulnerabilities or misconfigurations, employee error, or malfeasance or other security breaches or loss of service. We invest in commercially reasonable security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties or other means.

Regulatory Risks

Our dealerships and our new vehicle sales model may not be protected if state dealer laws are repealed or weakened, a manufacturer becomes bankrupt or there is a shift to other sales models.

State and provincial dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Certain United States state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. If dealer laws are repealed in the states where we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. In Canada, although laws differ by province, provincial law generally provides that both a manufacturer and dealer each has a common law and statutory duty of good faith and fair dealing in performance and enforcement of any franchise agreement. Disputes are generally handled through the National Automobile Dealer Arbitration Program (NADAP). If a manufacturer wished to terminate a franchise, there is no guaranty that we would win such a dispute. Without the protection of state and provincial dealer laws, it may also be more difficult to renew our franchise agreements upon expiration or on terms acceptable to us.

As evidenced by the bankruptcy proceedings of both Chrysler and GM in 2009, state dealer laws do not afford continued protection from manufacturer terminations or non-renewal of franchise agreements. No assurances can be given that a manufacturer will not seek protection under bankruptcy laws, or that, in this event, they will not seek to terminate franchise rights held by us.

In addition, state dealer laws restrict the ability of vehicle manufacturers to directly enter the retail market. Manufacturer lobbying efforts and lawsuits may lead to the repeal or revision of these laws. For example, Tesla has received a favorable ruling in certain states allowing direct to consumer sales and service. In addition, many states have recently passed or are introducing legislation to permit direct to consumer auto sales in certain circumstances, allowing additional electric vehicle manufacturers such as Rivian to enter the market. If manufacturers obtain the ability to directly retail vehicles in our markets, such competition could negatively impact our sales and have a material adverse effect on our business, results of operations, financial condition and cash flows.

Further, changes by manufacturers to their distribution models may impact our operations in the U.K. Certain manufacturers are moving to an agency model in other countries, whereby the consumer places an order directly with the manufacturer and names a preferred delivery dealer. The agency model is being used by manufacturers such as Volkswagen in Germany for all EVs and Mercedes-Benz in the U.K. and other European regions. Under an agency model, our dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. The agency model will reduce reported revenues (as only the fee we receive, and not the price of the vehicle, will be reported as revenue), reduce SG&A expenses, and reduce floorplan interest expense, although the other impacts to our results of operations remain uncertain. If the agency model or another new model is implemented in the U.K. or other countries and regions in which we operate for the sale of electric or other vehicles, it could negatively affect our revenues, results of operations and financial condition.

Our U.K. dealerships are subject to different regulatory frameworks than our U.S. and Canada operations, and changes to these regulatory frameworks could negatively affect our results of operations.

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

A significant portion of the vehicles we sell are manufactured outside of the geographic regions in which we operate, and all of the vehicles we sell include parts manufactured outside of the geographic regions in which we operate. As a result, our operations are subject to customary risks of importing merchandise, including currency fluctuation, import duties, exchange rates, trade restrictions, work stoppages, transportation costs, natural or man-made disasters, and general political and socioeconomic conditions in other countries. The United States or the countries from which our products are imported, may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. Changes in United States trade policies, including the United States-Mexico-Canada Agreement or policies intended to penalize foreign manufacturing or imports, and policies of foreign countries in reaction to those changes, could increase the prices we pay for some of the new vehicles and parts we sell. Any changes that increase the costs of vehicles and parts generally, to the extent passed on to customers, could negatively affect customer demand and our revenues and profitability. If not passed on to our customers, any cost increases will adversely affect our profitability. Any cost increase that disproportionately applies to manufacturers that sell to us could adversely affect our business compared to other vehicle retailers.

Our operations are subject to extensive governmental laws and regulations. If we are found to be in violation of or subject to liabilities under any of these laws, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

We are subject to federal, state and local laws and regulations in the geographic regions in which we operate, such as those relating to franchising, motor vehicle sales, retail installment sales, leasing, finance and insurance, marketing, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. In addition, with respect to employment practices, we are subject to various laws and regulations, including complex federal, state and local wage and hour and anti-discrimination laws. New laws and regulations are enacted on an ongoing basis. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is possible that technical mistakes will be made. These regulations affect our profitability and require ongoing training. Current practices in stores may become prohibited. We are responsible for ensuring that continued compliance with laws is maintained. If there are unauthorized activities, the state and federal authorities have the power to impose civil penalties and sanctions, suspend or withdraw dealer licenses or take other actions. These actions could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant damages or injunctive relief.

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

The vehicle industry in the United States, Canada, and the United Kingdom is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. Accordingly, a principal component of our growth strategy is to make dealership acquisitions in our existing markets and in new geographic markets. Restrictions by our manufacturers and limitations on our access to capital resources may directly or indirectly limit our ability to acquire additional dealerships. In addition, increased competition for acquisitions, including from other national, regional and local dealership groups, and other strategic and financial buyers, some of which may have greater financial resources than us, could result in fewer acquisition opportunities for us and higher acquisition prices in the future.

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

Item 1C. Cybersecurity

Assessing, identifying, and managing material risks from cybersecurity threats
We are committed to maintaining robust cybersecurity practices to safeguard our information assets and ensure the confidentiality, integrity, and availability of our operations. We employ a comprehensive approach to assess, identify, and manage material risks arising from cybersecurity threats. The identification and oversight of material cybersecurity risks is included in continuous Enterprise Risk Management (ERM) Committee and Board of Directors meetings and reporting.

We complete regular cybersecurity assessments to identify potential vulnerabilities and threats, analyzing our infrastructure, systems, and data. Assessments are conducted both internally and by third parties and consider internal and external factors, technological changes, regulatory requirements, and emerging cyber threats. Our cybersecurity program adheres to widely recognized standards for managing cybersecurity risk, including the National Institute of Standards and Technology Cybersecurity Framework, Center for Internet Security Controls and UK Cyber Essentials.

We use advanced threat detection tools and technologies to identify potential cybersecurity risks. This includes continuous monitoring, intrusion detection systems, and anomaly detection mechanisms, to promptly identify any unusual activities or security breaches. Threat intelligence sharing with industry partners helps ensure we stay informed about the latest cybersecurity threats.

We assess cybersecurity risks for their potential impact on our operations, data, and reputation. Risks are prioritized based on their severity and likelihood of occurrence before implementing appropriate controls, safeguards, and mitigation measures to address and manage these risks effectively.

We have developed a well-defined and frequently updated information security incident response plan that outlines procedures to be followed in the event of a cybersecurity incident. The plan is periodically drilled with incident response team members and includes robust processes for identification, categorization, escalation and reporting of incidents. Employees are regularly trained on key cybersecurity subjects to ensure awareness.

While no company can or will be completely immune from cybersecurity threats, especially as they relate to vendors and government agencies that we rely on, we know of no cybersecurity incident that has or is likely to materially affect us, our business strategy, or our results of operations, or financial condition.

Board of Directors Cybersecurity Oversight
Our Board of Directors oversees our cybersecurity and data protection strategy and appoints a director to lead the Board’s efforts. Our Board is briefed on our cybersecurity posture, current and future risks and potential incidents or vulnerabilities on a quarterly basis. Board members and executives participate in engagements on cybersecurity, such as simulated cyber incident response and crisis management exercises. Our Board also regularly receives and reviews third-party cybersecurity assessments, which include assessments of our cyber maturity and cyber risk.

Management’s Assessment and Response to Material Risks from Cybersecurity Threats
Our information security team and its leadership have primary responsibility for assessing and managing cybersecurity risks, within the scope of the overall ERM Committee. Such individuals collectively have over 80 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. Cybersecurity threats are reported to management through robust and documented incident reporting processes. Our ERM Committee is comprised of Information Security, Legal, Treasury and other key executive stakeholders. The committee meets on a quarterly basis or as necessary to assess and respond to enterprise risks, including cybersecurity. The ERM Committee reports updates to the Board of Directors when appropriate and at least on an annual basis.

Item 2. Properties

Our stores and other facilities consist primarily of vehicle showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, vehicle storage lots, parking lots and offices across the U.S., Canada, and the U.K. in the locations shown in the maps under the Overview section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own our corporate headquarters in Medford, Oregon, and numerous other properties used in our operations. Certain of our owned properties are mortgaged or secured as part of commitments on our various real estate credit facilities. As of December 31, 2023, we had outstanding mortgage debt of $624.4 million, and $295.8 million outstanding on our real estate credit facilities. We also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant facilities and undeveloped land for future expansion.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol LAD. The number of shareholders of record and approximate number of beneficial holders of common stock as of February 23, 2024 was 428 and 90,497, respectively.

Repurchases of Equity Securities
We made the following repurchases of our common stock during the fourth quarter of 2023:

For the full calendar month of	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)
October	142,729	$240.81	142,729	$466,996
November	66	242.21	—	466,996
December	—	—	—	466,996
Total	142,795	240.81	142,729
(1)66 shares repurchased in the fourth quarter of 2023 were related to tax withholding on the vesting of RSUs.
(2)On November 1, 2022, our Board of Directors approved an additional $450 million repurchase authorization of our common stock. This authorization was in addition to the amount previously authorized by the Board for repurchase. There is no expiration date for this share repurchase authorization.

Stock Performance Graph
The stock performance graph and table that follow compare the cumulative total stockholder return on Lithia Motors, Inc.’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500 Index), and an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive, Asbury Automotive Group, and CarMax for the five years ended December 31, 2023. The peer group indexes utilize the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the S&P 500 Index. All companies in the peer group indexes are weighted in accordance with their market capitalizations.(1)

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2023
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2018
2019
2020
2021
2022
2023
Lithia Motors, Inc.
S&P 500 Index - Total Return
Auto Peer Group

	Base Period	Indexed Returns for the Year Ended
Company/Index	2018	2019	2020	2021	2022	2023
Lithia Motors, Inc.	$100.00	$194.56	$390.67	$397.87	$275.97	$447.15
S&P 500 Index - Total Return	100.00	131.49	155.68	200.37	164.08	207.21
Auto Peer Group	100.00	144.28	172.07	255.85	194.26	263.40
(1)The graph and table assume that $100 was invested on the last day of trading for the calendar year ended December 31, 2018 in Lithia Motors, Inc’s common stock, the S&P 500 Index, and peer group indexes, and that all dividends were reinvested.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. Business, Item 1A. Risk Factors, and our Consolidated Financial Statements and Notes thereto.

Overview
We are a global automotive retailer ranked #145 on the Fortune 500 in 2023. As of February 23, 2024, we offered 47 brands of new vehicles and all brands of used vehicles in 344 stores in the United States, Canada, and the United Kingdom and online at nearly 360 websites. We offer a wide range of products and services including new and used vehicles, finance and insurance products and vehicle repair and maintenance.

Financial Performance

We experienced growth of revenue and gross profit in all major business lines in 2023 compared to 2022, primarily driven by increases in volume related to acquisitions, complimented by organic growth in new vehicles, and service, body and parts sales. On a same store basis, new and used vehicle retail gross profits experienced declines primarily driven by decreases in gross profit per unit as margins normalize to pre-pandemic levels. Net income decline was primarily driven by this margin normalization, increased interest expense, and increased SG&A as a percentage of gross profit.

Liquidity
As of December 31, 2023, we had available liquidity of $1.7 billion, which was comprised of $0.8 billion in cash and $0.9 billion availability on our credit facilities and unfloored new vehicle inventory. In addition, our unfinanced real estate could provide additional liquidity of approximately $0.4 billion. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

Segments
We operate in two reportable segments: Vehicle Operations and Financing Operations. Our Vehicle Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by our Financing Operations segment. Our Financing Operations segment provides financing to customers buying and leasing retail vehicles from our Vehicle Operations segment.

Vehicle Operations

	Year Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions, except per vehicle data)	2023	2022	Change	%	2021	Change	%
Revenues
New vehicle retail	$15,154.2	$12,894.5	$2,259.7	17.5%	$11,197.7	$1,696.8	15.2%
Used vehicle retail	9,570.2	9,425.0	145.2	1.5	7,255.3	2,169.7	29.9
Finance and insurance	1,337.0	1,285.4	51.6	4.0	1,051.3	234.1	22.3
Service, body and parts	3,197.1	2,738.8	458.3	16.7	2,110.9	627.9	29.7
Total revenues	31,042.3	28,187.8	2,854.5	10.1	22,831.7	5,356.1	23.5

Gross profit
New vehicle retail	$1,394.1	$1,579.7	$(185.6)	(11.7)%	$1,218.5	$361.2	29.6%
Used vehicle retail	721.4	825.4	(104.0)	(12.6)	826.7	(1.3)	(0.2)
Finance and insurance	1,337.0	1,285.4	51.6	4.0	1,051.3	234.1	22.3
Service, body and parts	1,751.4	1,463.1	288.3	19.7	1,110.5	352.6	31.8
Total gross profit	5,228.9	5,152.4	76.5	1.5	4,259.0	893.4	21.0

Gross profit margins
New vehicle retail	9.2%	12.3%	-310 bp		10.9%	140 bp
Used vehicle retail	7.5	8.8	-130 bp		11.4	-260 bp
Finance and insurance	100.0	100.0	— bp		100.0	— bp
Service, body and parts	54.8	53.4	140 bp		52.6	80 bp
Total gross profit margin	16.8	18.3	-150 bp		18.7	-40 bp

Retail units sold
New vehicle retail	314,116	271,596	42,520	15.7%	260,738	10,858	4.2%
Used vehicle retail	325,764	311,764	14,000	4.5	275,495	36,269	13.2

Average selling price per retail unit
New vehicle retail	$48,244	$47,477	$767	1.6%	$42,946	$4,531	10.6%
Used vehicle retail	29,378	30,231	(853)	(2.8)	26,336	3,895	14.8

Average gross profit per retail unit
New vehicle retail	$4,438	$5,816	$(1,378)	(23.7)%	$4,673	$1,143	24.5%
Used vehicle retail	2,215	2,648	(433)	(16.4)	3,001	(353)	(11.8)
Finance and insurance	2,090	2,203	(113)	(5.1)	1,960	243	12.4
Total vehicle (1)	5,367	6,300	(933)	(14.8)	5,855	445	7.6
(1)Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations. Therefore, we have integrated same store measures into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in November 2022 would be included in same store operating data beginning in December 2023, after its first complete comparable month of operations. The fourth quarter operating results for the same store comparisons would include results for that store in only the period of December for both comparable periods.

	Year Ended December 31,
			2023 vs. 2022				2022 vs. 2021
($ in millions, except per vehicle data)	2023	2022	Change	%	2022	2021	Change	%
Revenues
New vehicle retail	$13,197.3	$12,562.0	$635.3	5.1%	$10,009.9	$10,607.9	$(598.0)	(5.6)%
Used vehicle retail	8,173.4	9,182.3	(1,008.9)	(11.0)	7,779.6	6,896.3	883.3	12.8
Finance and insurance	1,205.0	1,253.9	(48.9)	(3.9)	1,016.5	999.1	17.4	1.7
Service, body and parts	2,803.1	2,657.4	145.7	5.5	2,207.8	2,009.0	198.8	9.9
Total revenues	26,708.4	27,454.4	(746.0)	(2.7)	22,378.3	21,673.0	705.3	3.3

Gross profit
New vehicle retail	$1,205.3	$1,541.9	$(336.6)	(21.8)%	$1,221.7	$1,163.6	$58.1	5.0%
Used vehicle retail	614.1	801.1	(187.0)	(23.3)	663.7	784.2	(120.5)	(15.4)
Finance and insurance	1,205.0	1,253.9	(48.9)	(3.9)	1,016.5	999.1	17.4	1.7
Service, body and parts	1,533.5	1,424.0	109.5	7.7	1,193.4	1,058.0	135.4	12.8
Total gross profit	4,554.2	5,018.8	(464.6)	(9.3)	4,082.0	4,055.6	26.4	0.7

Gross profit margins
New vehicle retail	9.1%	12.3%	-320 bp		12.2%	11.0%	120 bp
Used vehicle retail	7.5	8.7	-120 bp		8.5	11.4	-290 bp
Finance and insurance	100.0	100.0	— bp		100.0	100.0	— bp
Service, body and parts	54.7	53.6	110 bp		54.1	52.7	140 bp
Total gross profit margin	17.1	18.3	-120 bp		18.2	18.7	-50 bp

Retail units sold
New vehicle retail	272,780	264,510	8,270	3.1%	208,185	246,186	(38,001)	(15.4)%
Used vehicle retail	285,708	303,037	(17,329)	(5.7)	257,968	259,978	(2,010)	(0.8)

Average selling price per retail unit
New vehicle retail	$48,381	$47,492	$889	1.9%	$48,082	$43,089	$4,993	11.6%
Used vehicle retail	28,607	30,301	(1,694)	(5.6)	30,157	26,527	3,630	13.7

Average gross profit per retail unit
New vehicle retail	$4,419	$5,829	$(1,410)	(24.2)%	$5,868	$4,726	$1,142	24.2%
Used vehicle retail	2,149	2,643	(494)	(18.7)	2,573	3,017	(444)	(14.7)
Finance and insurance	2,158	2,209	(51)	(2.3)	2,181	1,974	207	10.5
Total vehicle (1)	5,383	6,312	(929)	(14.7)	6,175	5,907	268	4.5
(1)Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail

New Vehicles
Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, providing used vehicle inventory through trade-ins, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work.
2023 vs. 2022
New vehicle revenue grew 17.5%, resulting from a 15.7% increase in unit sales due to our accelerated growth through strategic acquisitions, complemented by a 1.6% increase in average selling prices. Same store new vehicle revenue was primarily impacted by a 3.1% increase in unit sales, supplemented by an increase in average selling prices of 1.9%. Market demand continued to increase in 2023 off a depressed base last year.

New vehicle gross profit declined 11.7%, primarily due to a 23.7% decrease in average gross profit per unit, partially offset by a 15.7% increase in unit sales driven by acquisitions. On a same store basis, gross profit per new vehicle decreased 24.2%, continuing to normalize to pre-pandemic levels.

2022 vs. 2021
New vehicle revenues and gross profit grew 15.2% and 29.6%, respectively. These improvements resulted from our accelerated growth through acquisitions.

The decrease in same store new vehicle revenues was driven by a decrease in unit volume of 15.4%, partially offset by an increase in average selling prices of 11.6%. Same store gross profit per new vehicle increased 24.2%, driven by demand from prior year shortages of available new vehicles for sale, resulting from certain component shortages in the manufacturers’ supply chains.

Used Vehicles
Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s), access additional used vehicle inventory through trade-ins and increase sales from finance and insurance products and parts and service.

Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (CPO) vehicles; core vehicles, which are late-model vehicles with lower mileage; and value autos, which are vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO vehicles to vehicles over ten years old. During 2023, our stores sold an average of 82 used vehicles per store per month. This compares to 91 used vehicles per store per month in 2022 and 92 in 2021. Used vehicle operations are generally an opportunity area for recently acquired and opened locations. As we acquired 56 and 32 locations in 2023 and 2022, respectively, this decrease in 2023 was due to the volume of stores recently acquired still being integrated into our existing operational strategies as well as the result of supply constraints of new vehicles during the pandemic period impacting late model availability today.

2023 vs. 2022
Used vehicle revenues increased 1.5%, due to increased volume from acquisitions, offset by decreased volume at our seasoned stores. On a same store basis, used vehicle revenues decreased 11.0%, due to a 5.7% decrease in unit volume and a 5.6% decrease in average selling price per retail unit. The same store revenue decrease in 2023 was driven by a decrease in our core vehicles of 14.9% and decreases in value auto and CPO vehicle categories of 12.4% and 0.7%, respectively. The decrease in our core vehicle category includes a 10.3% decrease in volume and a 5.1% decrease in average selling price per vehicle.

Used vehicle gross profits decreased 12.6%, due to a 16.4% decrease in average gross profit per unit. On a same store basis, used vehicle gross profit decreased 23.3%, led by a decrease in our CPO vehicles of 35.0% with additional declines in our core and value auto vehicle categories of 20.4% and 11.6%, respectively. The decrease in our CPO vehicle category was driven by a decrease in gross profit per unit of 38.2% to $2,321, offset by an increase in unit volume of 5.2%. Gross profit per unit in our core vehicle category, which accounted for 58.2% of our used vehicle unit sales, decreased 11.3% to $1,992. The decrease in same store gross profit in our value auto category was driven by a 8.9% decrease in gross profit per unit to $2,433.

2022 vs. 2021
Used vehicle revenues increased 29.9%, due to a combination of increased volume from acquisitions and organic growth in all categories of used vehicle sales at our seasoned stores. Excluding the impact of acquisitions, on a same store basis, used vehicle revenues increased 12.8%, due to a 13.7% increase in average selling price per retail unit, partially offset by a 0.8% decrease in unit volume.

Used vehicle gross profits decreased 0.2%, due to an 11.8% decrease in average gross profit per unit, mostly offset by a 13.2% increase in units sold. On a same store basis, used vehicle gross profit decreased 15.4%, led by a decrease in average gross profit per unit of 14.7%.

Third-Party Finance and Insurance
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

2023 vs. 2022
Finance and insurance revenue increased 4.0%, primarily due to increased volume related to acquisitions. On a same store basis, finance and insurance revenue decreased 3.9%, to $2,158 per unit. This decrease was driven by lower finance reserve paid per unit from third-party lenders as a result of the higher interest rate environment. We also experienced a partial decrease in the volume of third-party financing as a result of increased penetration rates associated with our Financing Operations and the growth of our captive auto loan and lease portfolio businesses.

2022 vs. 2021
Finance and insurance revenue increased 22.3%, primarily due to increased volume related to acquisitions, combined with expanded product offerings and increasing penetration rates. On a same store basis, finance and insurance revenue increased 1.7%, to $2,181 per unit.

Service, Body and Parts
We provide service, body and parts for the new vehicle brands sold by our stores, as well as service and repairs for most other makes and models. Our parts and service operations are an integral part of our customer retention and the largest contributor to our overall profitability. Earnings from service, body and parts have historically been more resilient during economic downturns, when owners have tended to repair their existing vehicles rather than buy new vehicles. With more late-model units in operation, continued increase of vehicles in operation, and a plateauing new vehicle market, we believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance. We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts.

2023 vs. 2022
Our service, body and parts revenue grew in all areas, primarily due to our strategic acquisition growth. On a same store basis, service, body and parts revenue increased 5.5%, primarily driven by an increase in customer pay of 5.2%. Performance in body shop also saw an increase of 8.0%. Same store service, body and parts gross profit increased 7.7%. Our gross margins continue to increase as our mix has shifted towards customer pay, which has higher margins than other service work.

2022 vs. 2021
Service, body and parts revenue grew in all areas, primarily due to acquisition growth. On a same store basis, service, body and parts revenue and gross profit increased 9.9% and 12.8%, respectively.

Financing Operations

In the United States, Financing Operations is a captive lender, originating loans only from stores and Driveway. In Canada, Financing Operations originates loans and leases from both our Canadian stores and third-party dealerships. Our stores do not exclusively finance vehicles through Financing Operations, rather originations are earned on a competitive basis with other lenders.

Financing Operations provides an opportunity to capture additional profits, cash flows, and sales while managing our reliance on third-party finance sources. Management regularly analyzes Financing Operations’ results by assessing profitability, the performance of the finance receivables, including trends in credit losses and delinquencies, and expenses directly related to Financing Operations. This information is used to assess Financing Operations performance and make operating decisions, including resource allocation.

Our proprietary credit model performs a return on investment (ROI) calculation for each application, ensuring that the return obtained is appropriately balanced with the consumer’s credit risk. On a fully discounted basis, we target earnings at least three times the net finance income earned from third party lenders (finance reserve less commissions paid) over the life of the loan. Actual return of the loans may differ based on the changing risk profile of originations, economic conditions, and rates of recovery for charged off vehicles. Actions taken during 2022 to adjust ROI targets in the context of the uncertain macroeconomic environment, along with the acquisition of dealerships whose brands attract relatively more credit-worthy consumers, resulted in loans and leases originated subsequently having higher weighted average credit scores and lower weighted average contract rate and front-end loan-to-values (FE LTV) than prior periods.

We typically use securitizations, warehouse facilities, and internal capital to fund loans and leases originated by our Financing Operations. Financing Operations income reflects the interest, fee, and lease income generated by the portfolio of auto loan and lease receivables less the interest expense associated with the debt utilized to fund the lending, including internal capital, a provision for estimated loan and lease losses, depreciation on vehicles leased via operating leases and directly-related expenses.

Total interest margin reflects the spread between interest, fee, and lease charges to consumers and our funding costs. Changes in the interest margin on new originations affect Financing Operations income over time. Increases or decreases in interest rates, which affect Financing Operations’ funding costs, or other competitive pressures on consumer rates, could result in compression or expansion in the interest margin on new originations. Changes in the provision for loan and lease losses as a percentage of ending managed receivables reflect the effect of changes in loss experience, economic factors, and asset-specific risks on our outlook for net losses expected to occur over the remaining contractual life of the loans and leases receivable.

Financing Operations income does not include any allocation of corporate overhead costs. Although Financing Operations benefits from certain overhead expenditures, we have not allocated corporate overhead costs to Financing Operations to avoid making subjective allocation decisions. Examples of corporate overhead costs not allocated to Financing Operations include general corporate and data processing expenses.

See Note 18 – Segments for additional information on Financing Operations income and Note 5 – Finance Receivables for information on auto loans receivable, including credit quality.

Selected Financing Operations Financial Information

	Year Ended December 31,
($ in millions)	2023	% (1)	2022	% (1)	2021	% (1)
Interest margin:
Interest, fee, and lease income	$268.5	9.6	$134.1	8.7	$45.9	9.2
Interest expense	(170.5)	(6.1)	(52.2)	(3.4)	(4.8)	(1.0)
Total interest margin	$98.0	3.5	$81.9	5.3	$41.1	8.2
Provision for loan and lease losses	$(98.8)	(3.5)	$(44.4)	(2.9)	$(9.4)	(1.9)
Financing operations (loss) income	$(45.9)	(1.6)	$(4.0)	(0.3)	$11.0	2.2

Total average managed finance receivables	$2,802.8		$1,542.6		$501.5
(1)Percent of total average managed finance receivables.

Portfolio Information(1)

	Year Ended December 31,
($ in millions)	2023	2022	2021
Loan origination information
Net loans originated	$2,118.5	$1,933.9	$703.7
Vehicle units financed	70,154	59,604	21,357
Total penetration rate (2)	11.0%	10.2%	4.0%
Weighted average contract rate	9.6%	7.7%	8.4%
Weighted average credit score (3)	732	718	674
Weighted average FE LTV (4)	95.5%	99.4%	104.9%
Weighted average term (in months)	73	73	73

Loan performance information
Total ending managed receivables	$3,177.6	$2,109.4	$724.9
Total average managed receivables	$2,643.5	$1,417.2	$449.8
Allowance for loan losses	$102.2	$65.1	$22.5
Allowance for loan losses as a percentage of ending managed receivables	3.2%	3.1%	3.1%
Net credit losses on managed receivables	62.0	42.9	7.8
Net credit losses as a percentage of total average managed receivables	2.3%	3.0%	1.7%
Past due accounts as a percentage of ending managed receivables (5)	4.6%	5.4%	4.9%
Average recovery rate (6)	49.8%	59.3%	74.9%
(1)Excludes Canadian portfolio
(2)Units financed as a percentage of total new and used vehicle retail units sold.
(3)The credit scores represent FICO scores and reflect only receivables with obligors that have a FICO score at the time of application. For receivables with co-borrowers, the FICO score is the primary borrower’s. FICO scores are not a significant factor in our proprietary credit model, which relies on information from credit bureaus and other application information as discussed in Note 5 – Finance Receivables.
(4)Front-end loan-to-value represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.
(5)Past due is defined as loans that have been on the books greater than or equal to 3 months and are 30 or more days delinquent
(6)The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.

Financing operations loss increased from 2022 to 2023 primarily due to spread compression, decreasing net interest margin from 5.3% in 2022 to 3.5% in 2023. In response to the rapid increase in funding costs in the first half of the year, we have focused on improving net interest margin by passing along higher contract rates to consumers while maintaining credit quality, resulting in a stabilization and improvement in the metric in recent quarters. The growth in the portfolio also negatively impacted results due to the upfront recognition of loan and lease loss provisions on new loans outpacing the release of such provisions on more seasoned loans and leases.

The increase in net credit losses was driven by the growth in the portfolio, as net credit losses as a percentage of total averaged managed receivables, along with delinquencies, decreased compared to the prior year, driven by increased credit quality.

The decline in the average recovery rate was driven by used vehicle price depreciation outpacing the amortization of the principal balance on loan principal balances, due to the relatively limited seasoning of the portfolio.

Operating Expenses

Selling, General, and Administrative (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions)	2023	2022	Change	%	2021	Change	%
Personnel	$2,163.1	$2,086.3	$76.8	3.7%	$1,737.9	$348.4	20.0%
Advertising	248.2	253.6	(5.4)	(2.1)	162.2	91.4	56.4
Rent	89.3	72.6	16.7	23.0	54.0	18.6	34.4
Facility costs	183.9	150.3	33.6	22.4	116.8	33.5	28.7
Gain on sale of assets	(34.1)	(66.0)	31.9	NM	(2.3)	(63.7)	NM
Other	644.4	547.3	97.1	17.7	412.2	135.1	32.8
Total SG&A	$3,294.8	$3,044.1	$250.7	8.2%	$2,480.8	$563.3	22.7%
NM - Not meaningful

	Year Ended December 31,
			2023 vs. 2022			2022 vs. 2021
As a % of gross profit	2023	2022	Change		2021	Change
Personnel	41.4%	40.5%	90	bps	40.8%	(30)	bps
Advertising	4.7	4.9	(20)		3.8	110
Rent	1.7	1.4	30		1.3	10
Facility costs	3.5	2.9	60		2.7	20
Gain on sale of assets	(0.7)	(1.3)	60		(0.1)	(120)
Other	12.4	10.7	170		9.7	100
Total SG&A	63.0%	59.1%	390	bps	58.1%	100	bps

2023 vs. 2022
SG&A increased 8.2%, or $250.7 million, primarily due to increased personnel and other costs resulting from our growth through acquisitions. Other expenses in 2023 included acquisition expenses of $27.2 million and $5.4 million of storm related insurance charges. We also recognized a gain on the sale of stores of $31.2 million.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit increased across all categories to 62.3% from 59.8% in the prior year.

2022 vs. 2021
SG&A increased 22.7%, or $563.3 million, primarily due to increased personnel costs which resulted from our growth through acquisitions. Other expenses in 2022 included acquisition expenses of $15.0 million and $4.9 million of storm related insurance charges.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit increased across all categories to 61.5% from 57.5% in the prior year.

SG&A adjusted for non-core charges was as follows:

	Year Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions)	2023	2022	Change	%	2021	Change	%
Personnel	$2,163.1	$2,086.3	$76.8	3.7%	$1,737.9	$348.4	20.0%
Advertising	248.2	253.6	(5.4)	(2.1)	162.2	91.4	56.4
Rent	89.3	72.6	16.7	23.0	54.0	18.6	34.4
Facility costs	183.9	150.3	33.6	22.4	116.8	33.5	28.7
Adjusted gain on sale of assets (1)	(2.9)	0.0	(2.9)	NM	(2.3)	2.3	NM
Adjusted other (1)	597.5	527.4	70.1	13.3	386.2	141.2	36.6
Total adjusted SG&A (1)	$3,279.1	$3,090.2	$188.9	6.1%	$2,454.8	$635.4	25.9%
NM - Not meaningful

	Year Ended December 31,
			2023 vs. 2022			2022 vs. 2021
As a % of gross profit	2023	2022	Change		2021	Change
Personnel	41.4%	40.5%	90	bps	40.8%	(30)	bps
Advertising	4.7	4.9	(20)		3.8	110
Rent	1.7	1.4	30		1.3	10
Facility costs	3.5	2.9	60		2.7	20
Adjusted gain on sale of assets (1)	(0.1)	—	(10)		(0.1)	10
Adjusted other (1)	11.5	10.3	120		9.0	130
Total adjusted SG&A (1)	62.7%	60.0%	270	bps	57.5%	250	bps
(1)See “Non-GAAP Reconciliations” for more details.

Floor Plan Interest Expense and Floor Plan Assistance
We have floor plan agreements with both manufacturer-affiliated finance companies and as part of our syndicated credit facilities for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by lender and are variable rates.

2023 vs. 2022
Floor plan interest expense increased $112.1 million, primarily due to higher interest rates, increases in new vehicle inventory levels from acquisitions as well as existing locations recovering from prior year inventory shortages. Floor plan interest expense increased 51.3% related to acquisition volume and 49.2% for existing locations.

2022 vs. 2021
Floor plan interest expense increased $16.5 million, primarily due to increases in new vehicle inventory levels at existing locations and growth through acquisitions.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned:

	Year Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions)	2023	2022	Change	%	2021	Change	%
Floor plan interest expense (new vehicles)	$150.9	$38.8	$112.1	288.9%	$22.3	$16.5	74.0%
Floor plan assistance (included as an offset to cost of sales)	(159.2)	(130.6)	(28.6)	21.9	(120.1)	(10.5)	8.7
Net new vehicle carrying costs (benefit)	$(8.3)	$(91.8)	$83.5	(91.0)%	$(97.8)	$6.0	(6.1)

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization related to non-compete agreements.

	Year Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions)	2023	2022	Change	%	2021	Change	%
Depreciation and amortization	$195.8	$163.2	$32.6	20.0%	$124.8	$38.4	30.8%

Acquisition activity contributed to the increases in depreciation and amortization in 2023 compared to 2022 and in 2022 compared to 2021. We acquired approximately $260.5 million and $236.9 million of depreciable property as part of our 2023 and 2022 acquisitions, respectively. Capital expenditures totaled $230.2 million and $303.1 million, respectively, in 2023 and 2022. These investments increase the amount of depreciable assets. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

	Year Ended December 31,
	2023	2022	2021
Operating margin	5.5%	6.9%	7.3%
Operating margin adjusted for non-core charges (1)	5.5	6.7	7.4
(1)See “Non-GAAP Reconciliations” for additional information

2023 vs. 2022
Our operating margin decreased 140 basis points compared to the prior year, driven by a decline in gross profit per new and used unit sold. Adjusting for non-core charges, including acquisition expenses, one-time contract buyouts, and storm related insurance charges, offset by a net disposal gain on sale of stores, our operating margin decreased 120 basis points.

2022 vs. 2021
Our operating margin decreased 40 basis points compared to the prior year, driven by an increase in SG&A as a percentage of gross profit. Adjusting for non-core charges, including storm insurance charges and acquisition expenses, offset by a net disposal gain on sale of stores, our operating margin decreased 70 basis points.

Non-Operating Expenses

Asset Impairments
Asset impairments recorded as a component of operations consist of the following:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Franchise value	$—	$—	$1.9
Goodwill	—	—	—
Total asset impairments	$—	$—	$1.9

Goodwill and franchise value are tested for impairment annually as of October 1 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform qualitative franchise value and goodwill impairment tests as of October 1 each year. These non-cash impairment charges are included in the “Corporate and Other” category of our segment information.

No impairment charges were recorded in 2023 or 2022.

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

See Note 1 – Summary of Significant Accounting Policies, Note 4 – Property and Equipment, Note 6 – Goodwill and Franchise Value, and Note 14 – Fair Value Measurements of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, our revolving lines of credit, and issued senior notes.

	Year Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions)	2023	2022	Change	%	2021	Change	%
Mortgage interest	$35.8	$25.9	$9.9	38.2%	$24.9	$1.0	4.0%
Other interest	168.0	105.8	62.2	58.8	80.5	$25.3	31.4
Capitalized interest	(2.6)	(2.6)	—	—	(2.0)	(0.6)	30.0
Total other interest expense	$201.2	$129.1	$72.1	55.8%	$103.4	$25.7	24.9%

2023 vs. 2022
The increase in other interest expense was due to higher interest rates and increased borrowings on our credit facilities. See also Note 9 – Credit Facilities and Long-Term Debt of Notes to Consolidated Financial Statements for additional information.

2022 vs. 2021
The increase in other interest expense was due to higher interest rates on our credit facilities and the full year impact of our $800 million in aggregate principal amount of 3.875% senior notes due 2029 issued in May 2021.

Other Income (Expense), Net
Other income (expense), net primarily includes other income associated with investment income and other non-recurring transactions.

	Year Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2023	2022	Change	%	2021	Change	%
Other income (expense), net	$22.0	$(43.2)	$65.2	NM	$(52.0)	$8.8	NM

2023 vs. 2022
The improvement in other income (expense), net was primarily due to a $1.7 million investment loss related to equity investments compared to a $39.2 million loss in the prior year. Other notable items included a $5.1 million unrealized gain on foreign currency translations, $4.7 million of interest income from foreign currency deposit accounts, and $2.6 million net pension benefit recognized in 2023.

2022 vs. 2021
The improvement in other income (expense), net was primarily due to a $39.2 million investment loss related to equity investments compared to a $66.4 million loss in the prior year. We also recognized a $16.8 million unrealized loss on foreign currency translations in 2022.

Income Tax Provision
Our effective income tax rate was as follows:

	Year Ended December 31,
	2023	2022	2021
Effective income tax rate	25.7%	27.1%	28.4%
Effective income tax rate excluding non-core items (1)	25.6	26.4	26.8
(1)See “Non-GAAP Reconciliations” for more details

Our effective income tax rate was 25.7% for 2023 compared to 27.1% for 2022. Our effective income tax rate was positively affected by a reduction in the current and deferred state tax rate, due to changing state mix, as well as a reduction in valuation allowance. Our 2023 effective income tax rate was negatively affected by non-deductible acquisition costs recorded during the period.

Adjusting for non-deductible acquisition costs and valuation allowance activity recorded during 2023, our effective income tax rate excluding non-core items is 25.6%, a decrease of 90 basis points compared to the effective income tax rate excluding non-core items for 2022.

Our effective income tax rate in 2022 was negatively affected by a valuation allowance established for certain deferred tax assets not expected to be realized. The increase in tax rate was offset by share-based awards vesting in the current period and a reduction in the current and deferred state tax rate due to legislative updates and changing state mix.

Global Implementation of Pillar Two
We are subject to corporation tax on profits in the United States, Canada, and the UK. The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting has developed the Pillar Two global minimum tax regime. The Pillar Two rules provide a coordinated system to ensure that multinational enterprises with revenues above €750 million pay a minimum effective tax rate of 15% on the income arising in each of the jurisdictions in which they operate.

On June 20, 2023, the UK’s Finance (No. 2) Bill 2023 was enacted, which represents the UK’s introduction of a Pillar Two regime, effective for annual reporting periods beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to implement the primary taxing rule in Pillar Two for fiscal periods beginning on or after December 31, 2023.

We analyzed the expected tax impact of the Pillar Two regime based on available guidance and expect these rules to have an immaterial impact on our overall effective tax rate.

Non-GAAP Reconciliations
Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We caution you not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations because they exclude items not related to our ongoing core business operations and other non-cash items, and improves the period-to-period comparability of our results from the core business operations. We use these measures in conjunction with GAAP financial measures to assess our business, including our compliance with covenants in our credit facilities and in communications with our Board of Directors concerning financial performance. These measures should not be considered an alternative to GAAP measures.

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations:

	Year Ended December 31, 2023
($ in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Insurance reserves	Acquisition expenses	Contract buyouts	Adjusted
Selling, general and administrative	$3,294.8	$31.2	$—	$(5.4)	$(27.2)	$(14.3)	$3,279.1
Operating income (loss)	1,692.4	(31.2)	—	5.4	27.2	14.3	1,708.1
Other income, net	22.0	—	1.7	—	—	—	23.7

Income (loss) before income taxes	$1,362.3	$(31.2)	$1.7	$5.4	$27.2	$14.3	$1,379.7
Income tax (provision) benefit	(350.6)	8.2	(4.0)	(1.4)	(1.0)	(3.8)	(352.6)
Net income (loss)	1,011.7	(23.0)	(2.3)	4.0	26.2	10.5	1,027.1
Net income attributable to non-controlling interest	(6.5)	—	—	—	—	—	(6.5)
Net income attributable to redeemable non-controlling interest	(4.4)	—	—	—	—	—	(4.4)
Net income (loss) attributable to Lithia Motors, Inc.	$1,000.8	$(23.0)	$(2.3)	$4.0	$26.2	$10.5	$1,016.2

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$36.29	$(0.83)	$(0.08)	$0.15	$0.95	$0.38	$36.86
Diluted share count	27.6

	Year Ended December 31, 2022
($ in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Investment loss	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	3,044.1	66.0	—	(4.9)	(15.0)	3,090.2
Operating income (loss)	1,941.1	(66.0)	—	4.9	15.0	1,895.0
Other (expense) income, net	(43.2)	—	39.2	—	—	(4.0)

Income (loss) before income taxes	$1,730.0	$(66.0)	$39.2	$4.9	$15.0	$1,723.1
Income tax (provision) benefit	(468.4)	19.1	—	(1.3)	(4.0)	(454.6)
Net income (loss)	1,261.6	$(46.9)	39.2	3.6	11.0	1,268.5
Net income attributable to non-controlling interest	(4.8)	—	—	—	—	(4.8)
Net income attributable to redeemable non-controlling interest	(5.8)	—	—	—	—	(5.8)
Net income (loss) attributable to Lithia Motors, Inc.	$1,251.0	$(46.9)	$39.2	$3.6	$11.0	$1,257.9

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$44.17	$(1.65)	$1.38	$0.13	$0.39	$44.42
Diluted share count	28.3

	Year Ended December 31, 2021
($ in millions, except per share amounts)	As reported	Asset impairment	Investment loss	Insurance reserves	Acquisition expenses	Loss on redemption of senior notes	Adjusted
Asset impairment	$1.9	$(1.9)	$—	$—	$—	$—	$—
Selling, general and administrative	2,480.8	—	—	(5.8)	(20.2)	—	2,454.8
Operating income	1,662.5	1.9	—	5.8	20.2	—	1,690.4
Other (expense) income, net	(52.0)	—	66.4	—	—	10.3	24.7

Income before income taxes	$1,484.8	$1.9	$66.4	$5.8	$20.2	$10.3	$1,589.4
Income tax (provision) benefit	(422.1)	(0.5)	6.6	(1.6)	(5.1)	(2.7)	(425.4)
Net income	$1,062.7	$1.4	$73.0	$4.2	$15.1	$7.6	$1,164.0
Net income attributable to non-controlling interest	(1.7)	—	—	—	—	—	(1.7)
Net income attributable to redeemable non-controlling interest	(0.9)	—	—	—	—	—	(0.9)
Net income attributable to Lithia Motors, Inc.	$1,060.1	$1.4	$73.0	$4.2	$15.1	$7.6	$1,161.4

Diluted earnings per share attributable to Lithia Motors, Inc.	$36.54	$0.05	$2.52	$0.14	$0.52	$0.26	$40.03
Diluted share count	29.0

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

Available Sources
Below is a summary of our immediately available funds:

	As of December 31,
($ in millions)	2023	2022	Change	% Change
Cash	$825.0	$168.1	$656.9	390.8%
Available credit on the credit facilities	870.4	1,415.6	(545.2)	(38.5)%
Total current available funds	$1,695.4	$1,583.7	$111.7	7.1%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Net cash (used in) provided by operating activities	$(472.4)	$(610.1)	$1,797.2
Net cash used in investing activities	(1,270.3)	(1,329.8)	(2,890.4)
Net cash provided by financing activities	2,409.8	2,035.9	1,106.7

Operating Activities
Cash used in operating activities decreased $137.7 million in 2023 compared to 2022, primarily as a result of maturation of our financing receivables portfolio and an increase in manufacturer floor plan financing related to recovering new vehicle inventory levels, partially offset by reduced net income and an increase in trade receivables.

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

To better understand the impact of these items, adjusted net cash provided by operating activities, a non-GAAP measure, is presented below:

	Year Ended December 31,
			2023 vs. 2022		2022 vs. 2021
($ in millions)	2023	2022	Change	2021	Change
Net cash (used in) provided by operating activities – as reported	$(472.4)	(610.1)	$137.7	$1,797.2	$(2,407.3)
Add (less): Net borrowings (repayments) on floor plan notes payable: non-trade	878.7	737.9	140.8	(685.3)	1,423.2
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(109.2)	(116.5)	7.3	(355.5)	239.0
Adjust: Financing receivables activity	1,045.5	1,363.0	(317.5)	640.8	722.2
Net cash provided by operating activities – adjusted	$1,342.6	$1,374.3	$(31.7)	$1,397.2	$(22.9)

Inventories are one of the most significant component of our cash flow from operations. As of December 31, 2023, our new vehicle days’ supply was 65 days, or 18 days higher than our days’ supply as of December 31, 2022. Our days’ supply of used vehicles was 64 days, which was six days higher than our days’ supply as of December 31, 2022. We calculate days’ supply of inventory based on current inventory levels, including in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $1.3 billion and $1.3 billion, respectively, for 2023 and 2022. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment. Our surplus of cash as of December 31, 2023, has been made available to fund upcoming acquisition activity.

Below are highlights of significant activity related to our cash flows from investing activities:

	Year Ended December 31,
			2023 vs. 2022		2022 vs. 2021
($ in millions)	2023	2022	Change	2021	Change
Capital expenditures	$(230.2)	$(303.1)	$72.9	$(260.4)	$(42.7)
Cash paid for acquisitions, net of cash acquired	(1,185.1)	(1,243.6)	58.5	(2,699.3)	1,455.7
Proceeds from sales of stores	142.9	212.1	(69.2)	76.3	135.8

Capital Expenditures
Below is a summary of our capital expenditure activities:
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

If we undertake a significant capital commitment in the future, we expect to pay for the commitment out of existing cash balances, construction financing and borrowings on our credit facilities. Upon completion of the projects, we believe we would have the ability to secure long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended, although no assurances can be provided that these financings will be available to us in sufficient amounts or on terms acceptable to us.

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

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by these transactions are recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, a non-GAAP measure, as well as certain other acquisition-related information is presented below:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Number of stores acquired	56	31	77
Number of stores opened	—	1	1

Cash paid for acquisitions, net of cash acquired	$(1,185.1)	$(1,243.6)	$(2,699.3)
Add: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	109.2	116.5	355.5
Cash paid for acquisitions, net of cash acquired – adjusted	$(1,075.9)	$(1,127.1)	$(2,343.8)

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

Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing Operations segment was as follows:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Cash provided by financing activities, as reported	$2,409.8	2,035.9	$1,106.7
Add (less): Net (borrowings) repayments on floor plan notes payable: non-trade	(878.7)	(737.9)	685.3
Less: Net borrowings on non-recourse notes payable	(1,283.4)	(104.6)	(317.6)
Cash provided by financing activities, as adjusted	$247.7	$1,193.4	$1,474.4

Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade and non-recourse notes payable, which are discussed above:

	Year Ended December 31,
			2023 vs. 2022		2022 vs. 2021
($ in millions)	2023	2022	Change	2021	Change
Net borrowings on lines of credit	$324.3	$2,023.8	$(1,699.5)	$325.4	$1,698.4
Principal payments on long-term debt and finance lease liabilities, other	(10.6)	(171.7)	161.1	(486.5)	314.8
Proceeds from the issuance of long-term debt	79.8	113.3	(33.5)	817.4	(704.1)
Proceeds from the issuance of common stock	29.7	36.1	(6.4)	1,136.2	(1,100.1)
Payment of debt issuance costs	(16.7)	(11.8)	(4.9)	(14.7)	2.9
Repurchases of common stock	(48.9)	(688.3)	639.4	(230.7)	(457.6)
Dividends paid	(52.8)	(45.2)	(7.6)	(38.8)	(6.4)

Borrowing and Repayment Activity
During 2023, we raised net proceeds of $79.8 million through the issuance of debt, and had net borrowings of $0.3 billion on our lines of credit. These funds were primarily used for acquisitions, share repurchases and capital expenditures.

Our debt to total capital ratio, excluding floor plan notes payable, was 47.1% at December 31, 2023 compared to 49.5% at December 31, 2022.

Equity Transactions
During 2023, we repurchased over 142,700 shares at a weighted average price of $240.81 under our current share repurchase authorization, with approximately $467.0 million remaining.

During 2023, we paid dividends on our common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2023	$0.42	$11.5
May 2023	0.50	13.8
August 2023	0.50	13.8
November 2023	0.50	13.7

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

($ in millions)	Outstanding as of December 31, 2023	Remaining Available as of December 31, 2023
Floor plan notes payable: non-trade	$2,288.5	$—	(1)
Floor plan notes payable	1,347.0	—
Used and service loaner vehicle inventory financing commitments	902.8	25.5	(2)
Revolving lines of credit	1,620.7	829.6	(2),(3)
Warehouse facilities	587.0	15.4	(2)
Non-recourse notes payable	1,705.6	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Real estate mortgages, finance lease obligations, and other debt	730.7	—
Unamortized debt issuance costs	(31.8)	—	(4)
Total debt	$10,900.5	$870.4
(1)As of December 31, 2023, we had a $2.1 billion new vehicle floor plan commitment as part of our USB credit facility, and a $500 million CAD wholesale floorplan commitment as part of our BNS credit facility.
(2)The amounts available on the credit facilities are limited based on borrowing base calculations and fluctuates monthly.
(3)Available credit is based on the borrowing base amount effective as of November 30, 2023. This amount is reduced by $37.0 million for outstanding letters of credit.
(4)Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability. See Note 9 – Credit Facilities and Long-Term Debt of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Contractual Obligations
Our cash requirements greater than twelve months from contractual obligations and commitments include:

Debt Obligations and Interest Payments
Refer to Note 9 – Credit Facilities and Long-Term Debt of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Contract Obligations
Refer to Note 8 – Commitments and Contingencies of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Operating and Finance Leases
Refer to Note 8 – Commitments and Contingencies of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses at the date of the financial statements. Certain accounting policies require us to make difficult and subjective judgments on matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on assumptions made by management. While we have made our best estimates based on facts and circumstances available to us at the time, different estimates could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include those related to goodwill and franchise value, and acquisitions. We also have other key accounting policies for valuation of finance receivables and expense accruals. However, these policies either do not meet the definition of critical accounting estimates described above or the policies are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

Goodwill and Franchise Value
We are required to test our goodwill and franchise value for impairment at least annually on October 1, or more frequently if conditions indicate that an impairment may have occurred. Our reporting units for goodwill impairment testing are North America Vehicle Operations, United Kingdom Vehicle Operations, and US and Canada Financing Operations. We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2023, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment.

As of December 31, 2023, we had $1.9 billion of goodwill on our balance sheet associated with our reporting units. The annual goodwill impairment analysis resulted in no indications of impairment in 2023, 2022 or 2021.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2023, we evaluated our indefinite-lived intangible assets using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the individual store’s franchise value exceeds the carrying amount, the franchise value is not impaired, and the second step is not necessary. If the qualitative assessment determines it is more likely than not that the fair value is less than the carrying amount, then a quantitative valuation of our franchise value is performed. An impairment charge is recorded to the extent the fair value is less than the carrying value.

As of December 31, 2023, we had $2.4 billion of franchise value on our balance sheet associated with 303 locations. No individual location accounted for more than 2.8% of our total franchise value as of December 31, 2023. The annual franchise value impairment analysis, which we perform as of October 1 each year, resulted in no indications of impairment in 2023, 2022, or 2021. During the third quarter of 2021, there were indications of impairment at a certain location. We tested the franchise value for this location, which resulted in an impairment charge of $1.9 million.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value and/or goodwill related to that manufacturer. No individual manufacturer accounted for more than 2.1% of our total franchise value and goodwill as of December 31, 2023.

See Note 1 – Summary of Significant Accounting Policies and Note 6 – Goodwill and Franchise Value of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

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

See Note 1 – Summary of Significant Accounting Policies and Note 16 – Acquisitions of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks relating to market fluctuations in interest rates, foreign currency exchange rates, and equity values. We do not acquire our market risk sensitive instruments for trading purposes.

Variable Rate Debt
Our credit facilities, other floor plan notes payable, and certain real estate mortgages are structured as variable rate debt. The interest rates on our variable rate debt are tied to either the one-day Secured Overnight Financing Rate (SOFR), one-month Canadian Dollar Offered Rate (CDOR), or the prime rate. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. Certain floor plan debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies.

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. As of December 31, 2023, we had $6.9 billion outstanding under such agreements at a weighted average interest rate of 6.8% per annum. A 10% increase in interest rates, or 68.1 basis points, would increase annual interest expense by approximately $34.8 million, net of tax, based on amounts outstanding as of December 31, 2023.

As of December 31, 2022, we had $5.0 billion outstanding under such agreements at a weighted average interest rate of 4.1% per annum. A 10% increase in interest rates, or 40.8 basis points, would increase annual interest expense by approximately $15.1 million, net of tax, based on amounts outstanding as of December 31, 2022.

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

As of December 31, 2023, we had $4.1 billion of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between January 1, 2024 and December 31, 2050. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $3.9 billion as of December 31, 2023.

As of December 31, 2022, we had $2.7 billion of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between May 28, 2023 and December 31, 2050. Based on discounted cash flows using then current interest rates for comparable debt, we determined that the fair value of this long-term fixed interest rate debt was approximately $2.3 billion as of December 31, 2022.

Foreign Currency Exchange Risk
We have foreign currency risks related to our foreign subsidiaries’ operating activities denominated in currencies other than the U.S. dollar, including the Canadian dollar and the British pound sterling. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates would have resulted in a $303.1 million and $105.7 million decrease to our revenues for the years ended December 31, 2023, and 2022, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the 56 stores acquired in 2023, which represented 11% of consolidated total assets as of December 31, 2023 and 8% of consolidated revenues for the year ended December 31, 2023.

Based on our assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2023, which is included in Item 8. Financial Statements and Supplementary Financial Data of this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2023, is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2023, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes equity securities authorized for issuance as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders	529,676	$—	(1)	1,746,423
Equity compensation plans not approved by shareholders	—	—		—
Total	529,676	$—		1,746,423
(1)There is no exercise price associated with our restricted stock units.
(2)Includes 718,731 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 1,027,692 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2023, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2023, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Portland, OR, Auditor Firm ID: 185.

Information required by this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2023, is incorporated herein by reference.

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

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Lithia Motors, Inc.	10-Q	001-14733	3.1	07/28/21
3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc.	8-K	001-14733	3.2	04/25/19
4.1	Indenture, dated as of December 9, 2019, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	12/13/19
4.1.1	Form of 4.625% Senior Notes due 2027	8-K	001-14733	4.1	12/13/19
4.2	Indenture, dated as of October 9, 2020, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	10/09/20
4.2.1	Form of 4.375% Senior Notes due 2031	8-K	001-14733	4.1	10/09/20
4.3	Indenture, dated as of May 27, 2021, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	05/27/21
4.3.1	Form of 3.875% senior notes due 2029	8-K	001-14733	4.1	05/27/21
4.7	Description of the Registrant’s Securities under Section 12 of the Exchange Act of 1934	10-K	001-14733	4.7	02/18/22
10.1*	Amended and Restated 2009 Employee Stock Purchase Plan					X
10.2*	Lithia Motors, Inc. 2013 Amended and Restated Stock Incentive Plan	8-K	001-14733	10.1	05/02/13
10.2.1*	RSU Deferral Plan	10-K	001-14733	10.3.1	02/24/12
10.2.2*	Amendment to RSU Deferral Plan	10-K	001-14733	10.2.2	03/02/15
10.2.3*	Restricted Stock Unit (RSU) Deferral Election Form	10-K	001-14733	10.2.3	03/02/15
10.3*	Form of Restricted Stock Unit Agreement (2020 Performance- and Time-Vesting) (for Senior Executives)	10-K	001-14733	10.3.3	02/21/20
10.3.1*	Form of Restricted Stock Unit Agreement (2021 Performance- and Time-Vesting) (for Senior Executives)	10-K	001-14733	10.3.3	02/19/21
10.3.2*	Form of Restricted Stock Unit Agreement (2022 Performance- and Time-Vesting) (for Senior Executives)	10-K	001-14733	10.3.3	02/18/22
10.3.3*	Form of Restricted Stock Unit Agreement (Performance-Vesting) for awards beginning in 2023	10-K	001-14733	10.3.3	02/24/23
10.3.4*	Form of Restricted Stock Unit Agreement (Time-Vesting) for awards beginning in 2023	10-K	001-14733	10.3.4	02/24/23
10.3.5*	Form of Restricted Stock Unit Agreement (Time-Vesting) for awards beginning in 2023 (for Directors)	10-Q	001-14733	10.2	04/28/23
10.4	Lithia Motors, Inc. Short-Term Incentive Plan	8-K	001-14733	10.1	12/22/20
10.5*	Form of Outside Director Nonqualified Deferred Compensation Agreement	10-K	001-14733	10.20	03/08/06

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.6*	Amended and Restated Split-Dollar Agreement	10-K	001-14733	10.17	02/22/13
10.7*	Form of Indemnity Agreement for each Named Executive Officer	8-K	001-14733	10.1	05/29/09
10.8*	Form of Indemnity Agreement for each non-management Director	8-K	001-14733	10.2	05/29/09
10.9*	Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan	10-Q	001-14733	10.1	04/29/16
10.9.1*	Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award for Sidney DeBoer	10-K	001-14733	10.22.1	03/07/11
10.9.2*	Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award	10-K	001-14733	10.22.2	03/07/11
10.9.3*	Amendment to Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan)	10-K	001-14733	10.10.3	02/25/19
10.10*	Transition Agreement dated September 14, 2015 between Lithia Motors, Inc. and Sidney B. DeBoer	8-K	001-14733	10.1	09/17/15
10.10.1*	Amendment to Transition Agreement dated January 22, 2019 between Lithia Motors, Inc. and Sidney B. DeBoer	8-K	001-14733	10.1	01/25/19
10.11*	Director Service Agreement effective January 1, 2016 between Lithia Motors, Inc. and Sidney B. DeBoer	8-K	001-14733	10.2	09/17/15
10.12*†	Form of Employment and Change in Control Agreement dated February 4, 2016 between Lithia Motors, Inc. and Bryan DeBoer	8-K	001-14733	10.1	02/05/16
10.13	Fourth Amended and Restated Loan Agreement, dated April 29, 2021, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	05/04/21
10.13.1	First Amendment to Fourth Amended and Restated Loan Agreement, dated February 7, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	10-K	001-14733	10.13.1	02/24/23
10.13.2††	Second Amendment to Fourth Amended and Restated Loan Agreement, dated June 2, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	06/08/22
10.13.3††	Third Amendment to Fourth Amended and Restated Loan Agreement, dated November 21, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	10-K	001-14733	10.13.3	02/24/23
10.13.4††	Fourth Amendment to Fourth Amended and Restated Loan Agreement, dated February 9, 2023, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	02/15/23
10.14	Amended and Restated Loan Agreement, dated December 31, 2020, among SCFC Business Services LLC, Driveway Finance Corporation, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A.	8-K	001-14733	10.1	06/09/21
10.14.1	Amendment No. 1 to Amended and Restated Loan Agreement, dated June 4, 2021, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	8-K	001-14733	10.2	06/09/21
10.14.2	Amendment No. 2 to Amended and Restated Loan Agreement, dated September 14, 2021, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.1	10/27/22
10.14.3	Amendment No. 3 to Amended and Restated Loan Agreement, dated November 10, 2021, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.2	10/27/22

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.14.4	Amendment No. 4 to Amended and Restated Loan Agreement, dated February 8, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.3	10/27/22
10.14.5	Amendment No. 5 to Amended and Restated Loan Agreement, dated June 23, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.4	10/27/22
10.14.6	Amendment No. 6 to Amended and Restated Loan Agreement, dated July 29, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.5	10/27/22
10.14.7	Amendment No. 7 to Amended and Restated Loan Agreement, dated September 26, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.6	10/27/22
10.14.8	Amendment No. 8 to Amended and Restated Loan Agreement, dated November 17, 2022, among SCFC Business Services LLC, Chariot Funding LLC and JPMorgan Chase Bank, N.A.	10-K	001-14733	10.14.8	02/24/23
10.14.9	Omnibus Amendment #1 to Amended and Restated Loan Agreement, dated July 20, 2023, among SCFC Business Services LLC, Driveway Finance Corporation, the lenders from time to time parties hereto, the agents from time to time parties hereto, and JPMorgan Chase Bank, N.A.	10-Q	001-14733	10.1	10/27/23
10.15††	Credit Agreement, dated June 3, 2022, among Lithia Master LP Company, LP, the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, Lithia Master GP Company, Inc. and the other general partners of the Borrowers, the lenders party thereto from time to time, and The Bank of Nova Scotia.	8-K	001-14733	10.2	06/08/22
10.16	Loan Agreement, dated November 1, 2022, among DFC Business Services, LLC, Driveway Finance Corporation, the lenders party thereto from time to time, the agents from time to time party thereto, and Mizuho Bank, Ltd.	8-K	001-14733	10.1	11/04/22
10.16.1	Omnibus Amendment #1 to Loan Agreement, dated July 20, 2023, among DFC Business Services, LLC, Driveway Finance Corporation, the lenders party thereto from time to time, the agents from time to time party thereto, and Mizuho Bank, Ltd.	10-Q	001-14733	10.2	10/27/23
21	Subsidiaries of Lithia Motors, Inc.					X
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
97*	Lithia Motors, Inc. Clawback Policy					X
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes to consolidated financial statements					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.					X
† Substantially similar agreements exist between Lithia Motors, Inc. and each of Michael Cavanaugh, Adam Chamberlain, John Criddle, Tom Dobry, Diana du Preez, Gary Glandon, Scott Hillier, George Hines, Christopher S. Holzshu, Edward Impert, Charles Lietz, Tina Miller, Thomas Naso, Bryan Osterhout, Ross Sherman, and David Stork. The “Cash Change in Control Benefits” under the agreements with Michael Cavanaugh, John Criddle, Diana du Preez, Gary Glandon, Edward Impert, and Ross Sherman provide for 12 months of base salary rather than 24 months.
†† Certain confidential and immaterial terms redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2024	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Bryan B. DeBoer
Bryan B. DeBoer
Chief Executive Officer, President, Director, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2024:

/s/ Bryan B. DeBoer	/s/ Tina Miller
Bryan B. DeBoer	Tina Miller
Chief Executive Officer, President, Director, and Principal Executive Officer	Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

/s/ Sidney B. DeBoer	/s/ Susan O. Cain
Sidney B. DeBoer	Susan O. Cain
Chairman of the Board and Director	Director

/s/ James E. Lentz	/s/ Stacy Loretz-Congdon
James E. Lentz	Stacy Loretz-Congdon
Director	Director

/s/ Shauna McIntyre	/s/ Louis P. Miramontes
Shauna McIntyre	Louis P. Miramontes
Director	Director

/s/ Kenneth E. Roberts	/s/ David J. Robino
Kenneth E. Roberts	David J. Robino
Director	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and redeemable non-controlling interest, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the Company’s impairment tests over franchise value intangible assets
As disclosed in Note 1 and Note 6 to the consolidated financial statements, the Company had indefinite- lived franchise value intangible assets with a book value of $2,402 million as of December 31, 2023. The Company tested its franchise value intangible assets for impairment using a qualitative assessment performed at each individual store level as of October 1, 2023. The Company determined that no impairment existed in 2023.

We identified the assessment of the Company’s qualitative impairment test over franchise value intangible assets for stores whose current operating results indicate a higher risk of potential impairment as a critical audit matter. The tests included the qualitative evaluation of factors such as future profitability for stores with

AUDITOR’S REPORT	F-1

recent losses as well as for stores with declining gross margin, and comparable dealership divestitures, which required especially subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s franchise value impairment assessment process, including controls related to the identification and development of relevant qualitative factors. We evaluated future profitability assumptions by comparing key financial metrics across stores with similar demographics, including historical dealership level profitability, and evaluated differences for potential indicators of impairments. We evaluated the Company’s intent and ability to carry out a particular course of action by evaluating the Company’s history of carrying out its stated intentions. Additionally, we evaluated information about recent comparable dealership divestitures to identify potential indicators of impairment.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.

Portland, Oregon
February 23, 2024

AUDITOR’S REPORT	F-2

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lithia Motors, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and redeemable non- controlling interest, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired fifty-six stores during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, all of these acquired stores’ internal control over financial reporting. The total assets of these fifty-six stores represented approximately 11% of consolidated total assets as of December 31, 2023 and approximately 8% of consolidated revenues for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of internal control over financial reporting of these fifty- six stores.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Portland, Oregon
February 23, 2024

AUDITOR’S REPORT	F-4

CONSOLIDATED BALANCE SHEETS
	December 31,
($ in millions)	2023	2022
Assets
Current assets:
Cash and restricted cash	$941.4	$246.7
Accounts receivable, net of allowance for doubtful accounts of $7.1 and $3.1	1,123.1	813.1
Inventories, net	4,753.9	3,409.4
Other current assets	136.8	161.7
Total current assets	6,955.2	4,630.9

Property and equipment, net of accumulated depreciation of $646.7 and $526.8	3,981.4	3,574.6
Operating lease right-of-use assets	478.8	381.9
Finance receivables, net of allowance for estimated losses of $106.4 and $69.3	3,242.3	2,187.6
Goodwill	1,930.6	1,460.7
Franchise value	2,402.2	1,856.2
Other non-current assets	642.0	914.7
Total assets	$19,632.5	$15,006.6

Liabilities and equity
Current liabilities:
Floor plan notes payable	$1,347.0	$627.2
Floor plan notes payable: non-trade	2,288.5	1,489.4
Current maturities of long-term debt	75.7	20.5
Current maturities of non-recourse notes payable	33.9	—
Trade payables	288.0	258.4
Accrued liabilities	899.1	782.7
Total current liabilities	4,932.2	3,178.2

Long-term debt, less current maturities	5,483.7	5,088.3
Non-recourse notes payable, less current maturities	1,671.7	422.2
Deferred revenue	264.1	226.7
Deferred income taxes	349.3	286.3
Non-current operating lease liabilities	427.9	346.6
Other long-term liabilities	220.7	207.2
Total liabilities	13,349.6	9,755.5

Redeemable non-controlling interest	44.0	40.7

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 27.4 and 27.3	1,100.6	1,082.1
Additional paid-in capital	79.9	76.8
Accumulated other comprehensive income (loss)	20.1	(18.0)
Retained earnings	5,013.3	4,065.3
Total stockholders’ equity - Lithia Motors, Inc.	6,213.9	5,206.2
Non-controlling interest	25.0	4.2
Total equity	6,238.9	5,210.4
Total liabilities, redeemable non-controlling interest and equity	$19,632.5	$15,006.6

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-5

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
($ in millions, except per share amounts)	2023	2022	2021
Revenues:
New vehicle retail	$15,154.2	$12,894.5	$11,197.7
Used vehicle retail	9,570.2	9,425.0	7,255.3
Used vehicle wholesale	1,325.3	1,425.2	957.1
Finance and insurance	1,337.0	1,285.4	1,051.3
Service, body and parts	3,197.1	2,738.8	2,110.9
Fleet and other	458.5	418.9	259.4
Total revenues	31,042.3	28,187.8	22,831.7
Cost of sales:
New vehicle retail	13,760.1	11,314.8	9,979.2
Used vehicle retail	8,848.8	8,599.6	6,428.6
Used vehicle wholesale	1,343.7	1,440.6	913.7
Service, body and parts	1,445.7	1,275.8	1,000.4
Fleet and other	415.1	404.6	250.8
Total cost of sales	25,813.4	23,035.4	18,572.7
Gross profit	5,228.9	5,152.4	4,259.0

Financing operations (loss) income	(45.9)	(4.0)	11.0

Asset impairments	—	—	1.9
Selling, general and administrative	3,294.8	3,044.1	2,480.8
Depreciation and amortization	195.8	163.2	124.8
Operating income	1,692.4	1,941.1	1,662.5
Floor plan interest expense	(150.9)	(38.8)	(22.3)
Other interest expense	(201.2)	(129.1)	(103.4)
Other income (expense), net	22.0	(43.2)	(52.0)
Income before income taxes	1,362.3	1,730.0	1,484.8
Income tax provision	(350.6)	(468.4)	(422.1)
Net income	1,011.7	1,261.6	1,062.7
Net income attributable to non-controlling interests	(6.5)	(4.8)	(1.7)
Net income attributable to redeemable non-controlling interest	(4.4)	(5.8)	(0.9)
Net income attributable to Lithia Motors, Inc.	$1,000.8	$1,251.0	$1,060.1

Basic earnings per share attributable to Lithia Motors, Inc.	$36.36	$44.38	$36.81
Shares used in basic per share calculations	27.5	28.2	28.8

Diluted earnings per share attributable to Lithia Motors, Inc.	$36.29	$44.17	$36.54
Shares used in diluted per share calculations	27.6	28.3	29.0

Cash dividends paid per share	$1.92	$1.61	$1.36

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31,
($ in millions)	2023	2022	2021
Net income	$1,011.7	$1,261.6	$1,062.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	56.5	(16.8)	(1.1)
Pension plan net loss arising during the period, net of tax provision of $10.8, $0.0 and $0.0	(18.4)	—	—
Gain on cash flow hedges, net of tax provision of $0.0, $0.7 and $1.6	—	1.8	4.4
Total other comprehensive income (loss), net of tax	38.1	(15.0)	3.3
Comprehensive income	1,049.8	1,246.6	1,066.0

Comprehensive income attributable to non-controlling interest	(6.5)	(4.8)	(1.7)
Comprehensive income attributable to redeemable non-controlling interest	(4.4)	(5.8)	(0.9)
Comprehensive income attributable to Lithia Motors, Inc.	$1,038.9	$1,236.0	$1,063.4

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-7

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Year Ended December 31,
($ in millions)	2023	2022	2021
Total equity, beginning balances	$5,210.4	$4,629.2	$2,661.5

Common stock, beginning balances	1,082.1	1,711.6	788.2
Share-based compensation	37.7	22.6	17.8
Issuance of stock in connection with employee stock purchase plans	29.7	36.1	25.9
Repurchase of common stock	(48.9)	(688.3)	(230.7)
Equity issuances, net of issuance costs	—	—	1,110.4
Common stock, ending balances	1,100.6	1,082.1	1,711.6

Additional paid-in capital, beginning balances	76.8	58.3	41.4
Share-based compensation	3.1	18.5	16.9
Additional paid-in capital, ending balances	79.9	76.8	58.3

Accumulated other comprehensive loss, beginning balances	(18.0)	(3.0)	(6.3)
Foreign currency translation adjustment	56.5	(16.8)	(1.1)
Pension plan net loss arising during the period, net of tax provision of $10.8, $0.0 and $0.0	(18.4)	—	—
Gain on cash flow hedges, net of tax provision of $0.0, $0.7 and $1.6	—	1.8	4.4
Accumulated other comprehensive income (loss), ending balances	20.1	(18.0)	(3.0)

Retained earnings, beginning balances	4,065.3	2,859.5	1,838.2
Net income attributable to Lithia Motors, Inc.	1,000.8	1,251.0	1,060.1
Dividends paid	(52.8)	(45.2)	(38.8)
Retained earnings, ending balances	5,013.3	4,065.3	2,859.5

Non-controlling interest, beginning balances	4.2	2.8	—
Net contributions (distributions) of non-controlling interest	14.3	(3.4)	1.1
Net income attributable to non-controlling interest	6.5	4.8	1.7
Non-controlling interest, ending balances	25.0	4.2	2.8

Total equity, ending balances	$6,238.9	$5,210.4	$4,629.2

Redeemable non-controlling interest, beginning balances	$40.7	$34.0	$—
Net (distributions) contributions of redeemable non-controlling interest	(1.1)	0.8	33.1
Net income attributable to redeemable non-controlling interest	4.4	5.8	0.9
Redeemable non-controlling interest, ending balances	$44.0	$40.7	$34.0

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
($ in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$1,011.7	$1,261.6	$1,062.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Asset impairments	—	—	1.9
Depreciation and amortization	204.1	172.7	127.3
Share-based compensation	40.8	41.1	34.7
Loss on redemption of senior notes	—	—	10.3
Gain on disposal of other assets	(3.8)	(0.1)	(2.5)
Net disposal gain on sale of stores	(31.2)	(66.0)	—
Investment loss	—	39.2	66.4
Deferred income taxes	58.7	95.2	43.1
Amortization of operating lease right-of-use assets	60.5	55.4	39.0
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(228.6)	(131.6)	(147.1)
Inventories	(863.5)	(923.0)	674.6
Finance receivables, net	(1,045.5)	(1,363.0)	(640.8)
Other assets	(59.2)	(138.3)	61.0
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	363.7	273.3	116.1
Trade payables	(19.9)	25.3	78.4
Accrued liabilities	21.2	(2.3)	233.0
Other long-term liabilities and deferred revenue	18.6	50.4	39.1
Net cash (used in) provided by operating activities	(472.4)	(610.1)	1,797.2
Cash flows from investing activities:
Capital expenditures	(230.2)	(303.1)	(260.4)
Proceeds from sales of assets	13.2	16.6	3.3
Cash paid for other investments	(11.1)	(11.8)	(10.3)
Cash paid for acquisitions, net of cash acquired	(1,185.1)	(1,243.6)	(2,699.3)
Proceeds from sales of stores	142.9	212.1	76.3
Net cash used in investing activities	(1,270.3)	(1,329.8)	(2,890.4)
Cash flows from financing activities:
Borrowings (repayments) on floor plan notes payable: non-trade, net	878.7	737.9	(685.3)
Borrowings on lines of credit	12,738.1	12,160.8	2,830.6
Repayments on lines of credit	(12,413.8)	(10,137.0)	(2,505.2)
Principal payments on long-term debt and finance lease liabilities, scheduled	(35.2)	(51.2)	(32.5)
Principal payments on long-term debt and finance lease liabilities, other	(10.6)	(171.7)	(486.5)
Proceeds from issuance of long-term debt	79.8	113.3	817.4
Principal payments on non-recourse notes payable	(589.5)	(193.5)	(26.8)
Proceeds from issuance of non-recourse notes payable	1,872.9	298.1	344.4
Payment of debt issuance costs	(16.7)	(11.8)	(14.7)
Proceeds from issuance of common stock	29.7	36.1	1,136.2
Repurchase of common stock	(48.9)	(688.3)	(230.7)
Dividends paid	(52.8)	(45.2)	(38.8)
Payments of contingent consideration related to acquisitions	(14.0)	(7.2)	(1.4)
Other financing activities	(7.9)	(4.4)	—
Net cash provided by financing activities	2,409.8	2,035.9	1,106.7
Effect of exchange rate changes on cash and restricted cash	33.4	(3.0)	2.5
Increase in cash and restricted cash	700.5	93.0	16.0
Cash and restricted cash at beginning of year	271.5	178.5	162.5
Cash and restricted cash at end of year	$972.0	$271.5	$178.5
See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Year Ended December 31,
($ in millions)	2023	2022	2021
Reconciliation of cash and restricted cash to the consolidated balance sheets
Cash	$825.0	$168.1	$153.0
Restricted cash from collections on auto loans receivable	116.4	78.6	21.8
Cash and restricted cash	941.4	246.7	174.8
Restricted cash on deposit in reserve accounts, included in other non-current assets	30.6	24.8	3.7
Total cash and restricted cash reported in the Consolidated Statements of Cash Flows	$972.0	$271.5	$178.5

Supplemental cash flow information:
Cash paid during the period for interest	$514.3	$209.9	$130.1
Cash paid during the period for income taxes, net	222.1	449.3	369.1
Floor plan debt paid in connection with store disposals	27.4	29.5	8.7

Non-cash activities:
Debt issued in connection with acquisitions	$—	$—	$355.6
Contingent consideration in connection with acquisitions	7.3	22.4	0.9
Debt assumed in connection with acquisitions	401.6	0.7	4.0
Acquisition of finance leases in connection with acquisitions	45.0	78.2	—
Non-controlling interest recognized in connection with acquisitions	21.1	—	33.1
Right-of-use assets obtained in exchange for lease liabilities	150.0	44.7	171.8

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
We are a global automotive retailer, offering a wide selection of vehicles across global carmakers and providing a full suite of financing, leasing, repair, and maintenance options. In 2023, we were ranked 145 on the Fortune 500. As of December 31, 2023, we operated 344 locations representing 47 brands in the United States, Canada, and the United Kingdom. We offer vehicles through our comprehensive network of locations, e-commerce platforms, and captive finance division. Our “Growth Powered by People” strategy drives us to innovate and continuously improve the customer experience, providing consumer optionality to interact wherever, whenever, and however they desire.

Basis of Presentation
The accompanying Consolidated Financial Statements reflect the results of operations, the financial position and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Restricted Cash
Cash is defined as cash on hand and cash in bank accounts without restrictions. Restricted cash consisted of collections of principal, interest and fee payments on auto loans receivable that are restricted for repayment on borrowings on our securitization facilities before being unrestricted.

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

Receivables are recorded at invoice and do not bear interest until they are 60 days past due. The historical losses related to these balances are immaterial.The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets. See Note 2 – Accounts Receivable.

Finance Receivables
Finance receivables consist of auto loan and lease contracts originated through our Financing Operations, which are secured by the vehicles we sell. Interest income on finance receivables is recognized based on the contractual terms of each loan and is accrued until repayment, reaching non-accrual status, charge-off, or repossession. Direct costs associated with loan originations are capitalized and expensed as an offset to interest income when recognized on the loans.

More than 98% of the portfolio is aged less than 60 days past due with less than 2% on non-accrual status. As of December 31, 2023, the allowance for credit losses related to auto loan and lease receivables was $106.4 million and was included in finance receivables, net. In accordance with Topic 326, the allowance for loan losses is estimated based on our historical write-off experience, current conditions and reasonable and supportable forecasts as well as the value of any underlying assets securing these loans and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon the earlier of reaching 120 days past due status, the repossession of the vehicle, or the determination that the account is uncollectible. See Note 5 – Finance Receivables.

NOTES TO FINANCIAL STATEMENTS	F-11

Inventories
Inventories are valued at the lower of net realizable value or cost, using the specific identification method for new and used vehicles, and the lower of cost (first-in, first-out) or market method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation.

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

Parts purchase discounts that we receive from the manufacturer are reflected as a reduction in the carrying value of the parts purchased from the manufacturer and are recognized as a reduction to cost of goods sold as the related inventory is sold. See Note 3 – Inventories and Floor Plan Notes Payable.

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

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels, and betterments is capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2023, 2022 and 2021, we recorded capitalized interest of $2.6 million, $2.6 million and $2.0 million, respectively.

When an asset is retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income from operations.

Leased property meeting certain criteria are recorded as finance leases. We have finance leases for certain locations, expiring at various dates through August 31, 2037. Our finance lease right-of-use assets are included in property and equipment on our Consolidated Balance Sheets. Amortization of finance lease right-of-use assets is computed on a straight-line basis over the term of the lease, unless the lease transfers title or it contains a bargain purchase option, in which case, it is amortized over the asset’s useful life and is included in depreciation expense. Finance lease liabilities are recorded as the lesser of the estimated fair market value of the leased property or the net present value of the aggregated future minimum payments and are included in current maturities of long-term debt and long-term debt on our Consolidated Balance Sheets. Interest associated with these obligations is included in other interest expense in the Consolidated Statements of Operations. See Note 8 – Commitments and Contingencies.

Long-lived assets held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider several factors when evaluating whether there are indications of potential impairment related to our long-lived assets, including store profitability, overall macroeconomic factors and the impact of our strategic management decisions. If recoverability testing is performed, we evaluate assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows associated with the asset, including its disposition. If such assets are considered to be impaired, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as a charge to income from operations. See Note 4 – Property and Equipment.

Goodwill
Goodwill represents the excess purchase price over the fair value of net assets acquired which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets, such as franchise rights, are separately

NOTES TO FINANCIAL STATEMENTS	F-12

recognized if the intangible asset is obtained through contractual or other legal right or if the intangible asset can be sold, transferred, licensed or exchanged.

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying amount of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment. We test our goodwill for impairment on October 1 of each year. In 2023, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. We have determined the appropriate unit of accounting for testing goodwill for impairment is at our reporting unit levels: North America Vehicle Operations, United Kingdom Vehicle Operations, and US and Canada Financing Operations. See Note 6 – Goodwill and Franchise Value and Note 14 – Fair Value Measurements.

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

We test our franchise value for impairment on October 1 of each year. In 2023, we evaluated our franchise value using a qualitative assessment process. If the qualitative factors discussed above determine that it is more likely than not that the fair value of the individual store’s franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying value, then a quantitative valuation of our franchise value is performed and an impairment would be recorded. See Note 6 – Goodwill and Franchise Value and Note 14 – Fair Value Measurements.

Variable Interest Entities and Securitization Transactions
We maintain a revolving funding program composed of warehouse facilities that we use to fund auto loans receivable originated by our Financing Operations.

NOTES TO FINANCIAL STATEMENTS	F-13

We use term securitizations to provide long-term funding for most of the auto loans receivable initially funded through the warehouse facilities. In these transactions, a pool of auto loans receivable is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.

The securitization trusts established in connection with asset-backed securitization transactions are variable interest entities (VIEs). We are required to evaluate term securitization trusts for consolidation. In our capacity as servicer, we have the power to direct the activities of the trusts that most significantly impact the economic performance of the trusts. In addition, we have the obligation to absorb losses (subject to limitations) and the rights to receive any returns of the trusts, which could be significant. Accordingly, we are the primary beneficiary of the trusts and are required to consolidate them.

We recognize these term securitizations as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets.

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

See Note 2 – Accounts Receivable, Note 5 – Finance Receivables, and Note 9 – Credit Facilities and Long-Term Debt for additional information on auto loans receivable and non-recourse notes payable.

Restricted Cash on Deposit in Reserve Accounts
The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors. In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. Restricted cash on deposit in reserve accounts is invested in money market securities.

Advertising
We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Additionally, manufacturer cooperative advertising credits for qualifying, specifically-identified advertising expenditures are recognized as a reduction of advertising expense. Advertising expense and manufacturer cooperative advertising credits were as follows:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Advertising expense, gross	$302.4	$299.9	$197.8
Manufacturer cooperative advertising credits	(54.2)	(46.3)	(35.6)
Advertising expense, net	$248.2	$253.6	$162.2

Contract Origination Costs
Contract origination commissions paid to our employees directly related to the sale of our self-insured lifetime lube, oil and filter service contracts and auto loan receivable originations are deferred and charged to expense in proportion to the associated revenue to be recognized.

Legal Costs
We are a party to numerous legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees and potential settlement claims related to various legal proceedings that are estimable and probable. See Note 8 – Commitments and Contingencies.

NOTES TO FINANCIAL STATEMENTS	F-14

Share-Based Compensation
Compensation costs associated with equity instruments exchanged for employee and director services are measured at the grant date, based on the fair value of the award. If there is a performance-based element to the award, the expense is recognized based on the estimated attainment level, estimated time to achieve the attainment level and/or the vesting period. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of non-vested share-based awards is based on the closing price of our common stock on the date of grant. We account for forfeitures of share-based awards as they occur. See Note 13 – Share-based Compensation Plans.

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

When there are situations with uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction, we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Positions that meet this criterion are measured using the largest benefit that is more than 50% likely to be realized. Interest and penalties are recorded as income tax provision in the period incurred or accrued when related to an uncertain tax position. See Note 15 – Income Taxes.

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

We have a variety of syndicated credit facilities with several of the included financial institutions also providing vehicle financing for certain new vehicles, vehicles that are designated for use as service loaners and mortgage financing. These credit facilities are the primary source of floor plan financing for our new vehicle inventory and also

NOTES TO FINANCIAL STATEMENTS	F-15

provides used vehicle financing and a revolving line of credit. The terms of the facilities extends through various dates through April 2026. At maturity, our financial condition could be materially adversely impacted if lenders are unable to provide credit that has typically been extended to us or with terms unacceptable to us. Our financial condition could be materially adversely impacted if these providers incur losses in the future or undergo funding limitations. See Note 9 – Credit Facilities and Long-Term Debt.

We anticipate continued organic growth and growth through acquisitions. This growth will require additional credit which may be unavailable or with terms unacceptable to us. If these events were to occur, we may not be able to borrow sufficient funds to facilitate our growth.

Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Estimates are used in the calculation of certain reserves maintained for charge-backs on estimated cancellations of service contracts; life, accident and disability insurance policies; finance fees from customer financing contracts and uncollectible accounts receivable.

Estimates are also used in our allowance for loan and lease losses, which represents the net credit losses expected over the remaining contractual life of our finance receivables. Because net loss performance can vary substantially over time, estimating net losses requires assumptions about matters that are uncertain. The allowance for loan and lease losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Determining the appropriateness of the allowance for loan and lease losses requires management to exercise judgement about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance or loan and lease losses and, therefore, net earnings.

We also use estimates in the calculation of various expenses, accruals and reserves, including anticipated losses related to workers’ compensation insurance; anticipated losses related to self-insurance components of our property and casualty and medical insurance; self-insured lifetime lube, oil and filter service contracts; discretionary employee bonuses, the Transition Agreement with Sidney B. DeBoer, our Chairman of the Board; warranties provided on certain products and services; legal reserves and share-based compensation. We also make certain estimates regarding the assessment of the recoverability of long-lived assets, indefinite-lived intangible assets and deferred tax assets.

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

NOTES TO FINANCIAL STATEMENTS	F-16

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

We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $317.0 million and $284.3 million as of December 31, 2023, and December 31, 2022, respectively; and we recognized $55.2 million and $44.6 million of revenue in the years ended December 31, 2023, and December 31, 2022, respectively, related to our opening contract liability balances. Our contract liability balance is included in accrued liabilities and deferred revenue.

Finance and Insurance Sales
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract under the standard. Our contract asset balance was $11.8 million and $12.5 million as of December 31, 2023, and December 31, 2022, respectively; and is included in trade receivables and other non-current assets.

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU) 2023-07 related to improvements to reportable segment disclosures. The amendments in this update require additional disclosure of significant expenses related to our reportable segments, additional segment disclosures on an interim basis, and qualitative disclosures regarding the decision making process for segment resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We plan to adopt this pronouncement and make the necessary updates to our segment disclosures for the year ended December 31, 2024, and aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

NOTES TO FINANCIAL STATEMENTS	F-17

In December 2023, the FASB issued ASU 2023-09 related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ended December 31, 2025, and aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
($ in millions)	2023	2022
Contracts in transit	$559.7	$432.5
Trade receivables	153.3	122.6
Vehicle receivables	191.4	105.4
Manufacturer receivables	216.5	151.9
Other receivables, current	9.3	3.8
	1,130.2	816.2
Less: Allowance for doubtful accounts	(7.1)	(3.1)
Total accounts receivable, net	$1,123.1	$813.1

The long-term components of accounts receivable and allowance for doubtful accounts were included as a component of other non-current assets in the Consolidated Balance Sheets.

NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE

The components of inventories consisted of the following:

	December 31,
($ in millions)	2023	2022
New vehicles	$2,886.3	$1,679.8
Used vehicles	1,637.5	1,529.3
Parts and accessories	230.1	200.3
Total inventories	$4,753.9	$3,409.4

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

	December 31,
($ in millions)	2023	2022
Floor plan notes payable: non-trade	$2,288.5	$1,489.4
Floor plan notes payable	1,347.0	627.2
Total floor plan debt	$3,635.5	$2,116.6

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates, ranging from 5.77% to 14.25% as of December 31, 2023. Borrowings from and repayments to manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Floor Plan Notes Payable: Non-Trade
See credit facilities discussion in Note 9 – Credit Facilities and Long-Term Debt for more information on our floor plan commitments.

NOTES TO FINANCIAL STATEMENTS	F-18

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
($ in millions)	2023	2022
Land	$1,282.0	$1,149.9
Building and improvements	2,274.2	2,027.8
Service equipment	222.2	185.8
Furniture, office equipment, signs and fixtures	742.5	650.3
	4,520.9	4,013.8
Less accumulated depreciation	(646.7)	(526.8)
	3,874.2	3,487.0
Construction in progress	107.2	87.6
	$3,981.4	$3,574.6

Long-Lived Asset Impairment Charges
We recorded no impairment charges in 2023, 2022, and 2021 associated with property and equipment. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

NOTE 5. FINANCE RECEIVABLES

Our finance receivables are comprised of auto loan and lease receivables. Our auto loan receivables include amounts due from customers related to vehicle sales financed through US and Canada Financing Operations, secured by the related vehicles. Lease receivables include amounts related to vehicles leased through Canadian Financing Operations, also secured by the related vehicles. These amounts are presented net of an allowance for estimated losses.

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

Finance Receivables, net

	December 31,
($ in millions)	2023	2022
Asset-backed term funding	$2,146.5	$482.1
Warehouse facilities	749.3	1,383.9
Other managed receivables	452.9	390.9
Total finance receivables	3,348.7	2,256.9
Less: Allowance for finance receivable losses	(106.4)	(69.3)
Finance receivables, net	$3,242.3	$2,187.6

Finance Receivables by FICO Score

	As of December 31, 2023
	Year of Origination
($ in millions)	2023	2022	2021	2020	Total
<599[1]	$62.2	$39.0	$17.6	$2.4	$121.2
600-699	586.6	463.6	152.7	16.1	1,219.0
700-774	568.1	422.5	63.9	5.9	1,060.4
775+	490.3	263.5	14.7	2.7	771.2
Total auto loan receivables	$1,707.2	$1,188.6	$248.9	$27.1	3,171.8
Other finance receivables (1)					176.9
Total finance receivables					$3,348.7

NOTES TO FINANCIAL STATEMENTS	F-19

	As of December 31, 2022
	Year of Origination
($ in millions)	2022	2021	2020	Total
<599[1]	$63.0	$30.3	$4.8	$98.1
600-699	652.6	243.4	27.2	923.2
700-774	575.9	97.9	10.0	683.8
775+	369.5	21.5	4.5	395.5
Total auto loan receivables	$1,661.0	$393.1	$46.5	2,100.6
Other finance receivables (1)				156.3
Total finance receivables				$2,256.9
(1)Includes legacy portfolio, loans that are originated with no FICO score available, and lease receivables.

In accordance with Topic 326, the allowance for loan and lease losses is estimated based on our historical write-off experience, current conditions and forecasts, as well as the value of any underlying assets securing these loans. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status.

Rollforward of Allowance for Loan and Lease Losses
Our allowance for finance receivable losses represents the net credit losses expected over the remaining contractual life of our managed receivables. During 2023, provision expense and net charge-offs increased primarily due to the higher volume of originations and resulting growth in the finance receivables balance. Also a contributing factor is the 3-4 month lag between charge-off and recovery. Collectively these factors drove an overall increase in the allowance. The allowances for credit losses related to finance receivables consisted of the following changes during the period:

	Year Ended December 31,
($ in millions)	2023	2022
Allowance at beginning of period	$69.3	$25.0
Charge-offs	(110.0)	(62.0)
Recoveries	47.6	19.1
Initial allowance for purchased credit-deteriorated loans	4.6	—
Sold loans	(3.9)	—
Provision expense	98.8	87.2
Allowance at end of period	$106.4	$69.3

See Note 1 – Summary of Significant Accounting Policies for additional information on the allowance for credit losses related to finance receivables.

Charge-off Activity by Year of Origination

	Year Ended December 31,
($ in millions)	2023	2022
2023	$14.2	$—
2022	61.9	17.3
2021	29.2	35.5
2020	2.8	5.1
Other finance receivables	1.9	4.1
Total charge-offs	$110.0	$62.0

NOTES TO FINANCIAL STATEMENTS	F-20

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

($ in millions)
Purchase price of PCD loans at acquisition	$8.0
Initial allowance for credit losses of PCD loans at acquisition	4.6
Noncredit premium of PCD loans at acquisition	(3.4)
Par value of acquired PCD loans at acquisition	$9.2

NOTE 6. GOODWILL AND FRANCHISE VALUE

The following is a roll-forward of goodwill:

($ in millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2021	$977.3	$—	$977.3
Additions through acquisitions [1]	483.4	17.0	500.4
Reductions through divestitures	(17.9)	—	(17.9)
Currency translation	0.7	0.2	0.9
Balance as of December 31, 2022	1,443.5	17.2	1,460.7
Additions through acquisitions [2]	519.1	—	519.1
Reductions through divestitures	(51.1)	—	(51.1)
Currency translation	1.5	0.4	1.9
Balance as of December 31, 2023	$1,913.0	$17.6	$1,930.6
(1)Our purchase price allocations for the 2021 acquisitions were finalized in 2022. As a result, we added $500.4 million of goodwill.
(2)Our purchase price allocations for the 2022 acquisitions were finalized in 2023. As a result, we added $285.9 million of goodwill. Preliminary purchase price allocation for a portion of our 2023 acquisitions resulted in adding $233.2 million of goodwill. Our purchase price allocation for the remainder of the 2023 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 16 – Acquisitions.

The following is a roll-forward of franchise value:

($ in millions)	Franchise Value
Balance as of December 31, 2021	$799.1
Additions through acquisitions[1]	1,088.4
Reductions through divestitures	(33.6)
Currency translation	2.3
Balance as of December 31, 2022	1,856.2
Additions through acquisitions[2]	556.5
Reductions through divestitures	(14.5)
Currency translation	4.0
Balance as of December 31, 2023	$2,402.2
(1)Our purchase price allocations for the 2021 acquisitions were finalized in 2022. As a result, we added $1.1 billion of franchise value.
(2)Our purchase price allocations for the 2022 acquisitions were finalized in 2023. As a result, we added $363.1 million of franchise value. Preliminary purchase price allocations for a portion of our 2023 acquisitions resulted in adding $193.4 million of franchise value. Our purchase price allocations for the remainder of the 2023 acquisitions are preliminary and is not yet allocated to our segments. See Note 16 – Acquisitions.

NOTE 7. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consists primarily of lease contracts for vehicles with individuals and business entities. Assets subject to operating leases are depreciated using the straight-line method over the term of the lease

NOTES TO FINANCIAL STATEMENTS	F-21

to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned.

Net investment in operating leases was as follows:

	December 31,
($ in millions)	2023	2022
Vehicles, at cost (1)	$102.7	$92.2
Accumulated depreciation (1)	(11.2)	(7.6)
Net investment in operating leases	$91.5	$84.6
(1)Vehicles, at cost and accumulated depreciation are recorded in other non-current assets, on the Consolidated Balance Sheets.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

We rent or sublease certain real estate to third parties.

The table below presents the lease-related liabilities and finance lease ROU assets recorded on the Consolidated Balance Sheets:

	December 31,
($ in millions)	2023	2022
Operating lease liabilities:
Current portion included in accrued liabilities	$68.2	$51.7
Noncurrent operating lease liabilities	427.9	346.6
Total operating lease liabilities	496.1	398.3
Finance lease liabilities:
Current portion included in current maturities of long-term debt	7.8	2.0
Long-term portion of lease liabilities in long-term debt	91.6	54.4
Total finance lease liabilities	99.4	56.4
Total lease liabilities	$595.5	$454.7
Finance lease right-of-use assets:
Total finance lease right-of-use assets (1)	$132.7	$75.9
Weighted-average remaining lease term:
Operating leases	8 years	7 years
Finance leases	10 years	10 years
Weighted-average discount rate:
Operating leases	4.78%	4.31%
Finance leases	5.53%	4.85%
(1)Finance lease right-of-use assets included in property and equipment, net of accumulated depreciation.

NOTES TO FINANCIAL STATEMENTS	F-22

The components of lease costs, which were included in our Consolidated Statements of Operations, were as follows:

		Year Ended December 31,
($ in millions)	Classification	2023	2022	2021
Operating lease cost (1)	Selling, general and administrative	$96.9	$77.9	$53.1
Variable lease cost (2)	Selling, general and administrative	7.1	5.6	3.5
Amortization of finance lease right-of-use assets	Depreciation and amortization	3.8	4.2	5.9
Interest on finance lease liabilities	Other interest expense	4.1	3.7	4.2
Sublease income	Selling, general and administrative	(9.0)	(7.5)	(6.4)
Total lease costs		$102.9	$83.9	$60.3
(1)Includes short-term and month-to-month lease costs, which are immaterial.
(2)Variable lease cost generally includes reimbursement for actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased real estate.

As of December 31, 2023, the maturities of our operating and finance lease liabilities were as follows:

($ in millions)	Operating Lease Liabilities	Finance Lease Liabilities
Year Ending December 31,
2024	$91.9	$13.0
2025	85.0	25.0
2026	70.5	5.8
2027	62.8	5.9
2028	53.3	5.9
Thereafter	262.7	85.3
Total minimum lease payments	626.2	140.9
Less: present value adjustment	(130.1)	(41.5)
Total lease liabilities	$496.1	$99.4

Charge-Backs for Various Contracts
We have recorded a liability of $175.6 million as of December 31, 2023 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows:

Year Ending December 31,	($ in millions)
2024	$101.6
2025	45.6
2026	20.1
2027	6.7
2028	1.5
Thereafter	0.1
Total	$175.6

Contract Liabilities
We retain the obligation for lifetime lube, oil and filter service contracts and at home valet contracts sold to our customers and assumed the liability of certain existing lifetime lube, oil and filter contracts. These amounts are recorded as a contract liability. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2023, we had a contract liability balance of $308.9 million associated with these contracts and estimate the contract liability will be recognized as follows:

Year Ending December 31,	($ in millions)
2024	$64.0
2025	51.4
2026	40.7
2027	32.2
2028	25.9
Thereafter	94.7
Total	$308.9

The contract liability balance is recorded as components of deferred revenue and accrued liabilities in our Consolidated Balance Sheets.

NOTES TO FINANCIAL STATEMENTS	F-23

Self-insurance Programs
We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance and workers’ compensation insurance. Third parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2023 and 2022, we had liabilities associated with these programs of $77.1 million and $67.4 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

NOTE 9. CREDIT FACILITIES AND LONG-TERM DEBT

Below is a summary of our outstanding balances on credit facilities and long-term debt:

		December 31,
($ in millions)	Maturity Dates	2023	2022
Long-term debt:
Used and service loaner vehicle inventory financing commitments	Various dates through Apr 2026	$902.8	$877.2
Revolving lines of credit	Various dates through Apr 2026	1,620.7	927.6
Warehouse facilities	Various dates through Jul 2026	587.0	930.0
Non-recourse notes payable	Various dates through Apr 2031	1,705.6	422.2
4.625% Senior notes due 2027	Dec 2027	400.0	400.0
4.375% Senior notes due 2031	Jan 2031	550.0	550.0
3.875% Senior notes due 2029	Jun 2029	800.0	800.0
Real estate mortgages, finance lease obligations, and other debt	Various dates through Dec 2050	730.7	653.1
Total long-term debt		7,296.8	5,560.1
Less: unamortized debt issuance costs		(31.8)	(29.1)
Less: current maturities (net of current debt issuance costs)		(109.6)	(20.5)
Long-term debt, net		$7,155.4	$5,510.5

Credit Facilities
US Bank Syndicated Credit Facility
On February 9, 2023, we amended our existing syndicated credit facility (USB credit facility), comprised of 21 financial institutions, including eight manufacturer-affiliated finance companies, maturing April 29, 2026.

This USB credit facility provides for a total financing commitment of $4.6 billion, which may be further expanded, subject to lender approval and the satisfaction of other conditions, up to a total of $5.5 billion. The allocation of the financing commitment is for up to $800 million in used vehicle inventory floorplan financing, up to $1.7 billion in revolving financing for general corporate purposes, including acquisitions and working capital, up to $2.1 billion in new vehicle inventory floorplan financing, and up to $50 million in service loaner vehicle floorplan financing. We have the option to reallocate the commitments under this USB credit facility, provided that the aggregate revolving loan commitment may not be more than 40% of the amount of the aggregate commitment, and the aggregate service loaner vehicle floorplan commitment may not be more than the 3% of the amount of the aggregate commitment. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

NOTES TO FINANCIAL STATEMENTS	F-24

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

Commitment	Annual Interest Rate at December 31, 2023
New vehicle floor plan	6.58%
Used vehicle floor plan	6.88%
Service loaner floor plan	6.68%
Revolving line of credit	6.48%

Under the terms of our USB credit facility, we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Bank of Nova Scotia Syndicated Credit Facility
On June 3, 2022, we entered into a syndicated credit agreement with The Bank of Nova Scotia as agent (BNS credit facility), comprised of six financing institutions, including two manufacturer-affiliated finance companies.

The BNS credit facility provides for a total financing commitment of approximately $1.1 billion CAD, including a working capital revolving credit facility of up to $100 million CAD, a wholesale flooring facility for new vehicles up to $500 million CAD, used vehicle flooring facility of up to $100 million CAD, wholesale leasing facility of up to $400 million CAD, and daily rental vehicle facility up to $25 million CAD.

Commitment	Annual Interest Rate at December 31, 2023
Wholesale flooring facility	6.46%
Used vehicle flooring facility	6.71%
Daily rental facility	6.66%
Wholesale leasing facility	6.76%
Working capital revolving facility	6.71%

All Canadian facilities other than the wholesale flooring facility, which is a demand facility, mature on June 3, 2025. The credit agreement includes various financial and other covenants typical of such agreements.

Wells Fargo Syndicated Real Estate Facility
On February 9, 2023, we amended our existing syndicated real estate backed facility with Wells Fargo Bank, National Association, as agent (WFB credit facility), which includes eight financial institutions, including two manufacturer affiliated finance companies, maturing July 14, 2025.

The WFB credit facility currently provides a total financing commitment of up to $196.0 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on the WFB credit facility uses Daily Simple SOFR plus a credit spread adjustment of 0.10% plus a margin ranging from 1.10%-2.50% based on our leverage ratio.

The WFB credit facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum fixed charge coverage ratio and a maximum leverage ratio, consistent with those under our existing syndicated credit facility with U.S. Bank National Association as administrative agent. As of December 31, 2023, we had $195.8 million drawn on the WFB credit facility.

NOTES TO FINANCIAL STATEMENTS	F-25

Ally Real Estate Facility
On December 28, 2022, we amended our existing real estate backed facility with Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey), as lender. The credit agreement matures on September 12, 2025 and provides for a revolving line of credit facility (Ally credit facility) of up to $300 million and is secured by real estate owned by us. The Ally credit facility will bear interest at a rate per annum equal to the greater of 3.00% or the prime rate designated by Ally Bank, minus 40 basis points. The Ally credit facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties. Financial covenants, including the requirements to maintain minimum fixed charge coverage ratio and a maximum leverage ratio, consistent with those under our existing syndicated credit facility with US Bank National Association as administrative agent. The covenants restrict us from disposing of assets and granting additional security interests. As of December 31, 2023, we had $100.0 million drawn on the Ally credit facility.

JPM Warehouse facility
On July 20, 2023, we amended our securitization facility for our auto loan portfolio (JPM warehouse facility) with JPMorgan Chase Bank, as administrative agent and account bank, providing initial commitments for borrowings of up to $1.0 billion. The JPM warehouse facility matures on July 18, 2025. The interest rate on the JPM warehouse facility varies based on the Daily Simple SOFR rate plus 1.15% to 1.95%. As of December 31, 2023, we had $395.0 million drawn on the JPM warehouse facility.

Mizuho Warehouse facility
On July 20, 2023, we amended our securitization facility for our auto loan portfolio (Mizuho warehouse facility), with Mizuho Bank Ltd. as administrative agent and account bank, providing initial commitments for borrowings of up to $750 million and matures on July 20, 2026. The interest rate on the Mizuho warehouse facility varies based on the Daily Simple SOFR rate plus 1.20%. As of December 31, 2023, we had $192 million drawn on the Mizuho warehouse facility.

Non-Recourse Notes Payable
DFC auto loans receivable are temporarily funded through our warehouse facilities until they can be funded through non-recourse asset-backed term transactions. These non-recourse funding vehicles are structured to legally isolate the auto loans receivable, and we would not expect to be able to access the assets of our non-recourse funding vehicles, even in insolvency, receivership or conservatorship proceedings. Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loans receivable. We do, however, continue to have the rights associated with the interest we retain in these non-recourse funding vehicles.

In 2023, we issued $1.9 billion in non-recourse notes payable related to quarterly asset-backed term funding transactions. Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of December 31, 2023	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
LAD Auto Receivables Trust 2021-1 Class A-D	$97.4	$344.4	11/24/21	1.30% to 3.99%	Various dates through Nov 2029
LAD Auto Receivables Trust 2022-1 Class A-C	150.6	298.1	08/17/22	5.21% to 6.85%	Various dates through Apr 2030
LAD Auto Receivables Trust 2023-1 Class A-D	315.0	479.7	02/14/23	5.48% to 7.30%	Various dates through Jun 2030
LAD Auto Receivables Trust 2023-2 Class A-D	402.1	556.7	05/24/23	5.42% to 6.30%	Various dates through Feb 2031
LAD Auto Receivables Trust 2023-3 Class A-D	349.4	415.4	08/23/23	5.95% to 6.92%	Various dates through Dec 2030
LAD Auto Receivables Trust 2023-4 Class A-D	391.1	421.2	11/15/23	5.71% to 7.37%	Various dates through Apr 2031
Total non-recourse notes payable	$1,705.6	$2,515.5

Senior Notes
Below is a summary of outstanding senior notes issued:

($ in millions)	Principal Amount	Earliest Redemption Date	% Currently Redeemable	Current Redemption Price	Maturity Date	Interest Payment Dates
4.625% Senior notes due 2027	$400.0	12/15/22	100%	102.313%	12/15/27	Jun 15, Dec 15
3.875% Senior notes due 2029	800.0	06/01/24	40%	103.875%	06/01/29	Jun 1, Dec 1
4.375% Senior notes due 2031	550.0	10/15/25	40%	104.375%	01/15/31	Jan 15, Jul 15
Total senior notes	$1,750.0

NOTES TO FINANCIAL STATEMENTS	F-26

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 8.5% at December 31, 2023. The mortgages are payable in various installments through July 1, 2038. As of December 31, 2023, we had fixed interest rates on 79.6% of our outstanding mortgage debt.

We have finance lease obligations with some of our leased real estate. Interest rates related to this debt ranged from 2.5% to 8.5% at December 31, 2023. The leases have terms extending through August 2037.

Our other debt includes sellers’ notes and debt associated with our Canadian Financing Operations. The interest rates associated with our other debt ranged from 2.3% to 10.0% at December 31, 2023. This debt, which totaled $7.0 million at December 31, 2023, is due in various installments through February 28, 2029.

Future Principal Payments
The schedule of future principal payments associated with real estate mortgages, finance lease liabilities, our senior notes and other debt as of December 31, 2023 was as follows:

Year Ending December 31,	($ in millions)
2024	$82.3
2025	75.4
2026	51.0
2027	476.2
2028	109.6
Thereafter	1,686.3
Total principal payments	$2,480.8

This table does not include future payments related to revolving lines of credit or non-recourse notes payable.

NOTE 10. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Company-Sponsored Defined Contribution 401(k) Plan
We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. Contributions of $44.0 million, $29.9 million, and $18.8 million were recognized for the years ended December 31, 2023, 2022 and 2021, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan
We offer a non-qualified deferred compensation and supplemental executive retirement plan (the “SERP”) to provide certain employees the ability to accumulate assets for retirement on a tax deferred basis. We may, depending on position, also make discretionary contributions to the SERP. These discretionary contributions could vest immediately or over a period of up to five years based on the employee’s age. Additionally, a participant may defer a portion of his or her compensation and receive the deferred amount upon certain events, including termination or retirement.

The following is a summary related to our SERP:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Compensation expense	$1.3	$1.1	$1.4
Total discretionary contribution	$1.7	$1.0	$0.9
Guaranteed annual return	5.00%	5.00%	5.00%

As of December 31, 2023 and 2022, the balance due to participants was $72.5 million and $63.0 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

Company-Sponsored Defined Benefit Pension Plan
In March 2023, we acquired UK-based Jardine Motors Group UK Limited, which included the assumption of a company-sponsored defined benefit pension plan applicable to a portion of the salaried present and past employees. The pension plan was closed to future accrual in December 2009.

NOTES TO FINANCIAL STATEMENTS	F-27

The following table shows the changes in the benefit obligation, plan assets, and funded status for 2023 for the pension benefit plan.

($ in millions)	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$—
Interest cost	6.2
Benefit payments	(6.6)
Net transfer in (including the effect of any business combinations/divestitures)	172.8
Actuarial gain	(3.3)
Exchange rate changes	0.9
Benefit obligation at end of year	$170.0

Change in plan assets:
Fair value of plan assets at beginning of year	$—
Actual return on plan assets	(2.2)
Employer contributions	35.6
Benefit payments	(6.6)
Net transfer in (including effect of any business combinations/divestitures)	157.5
Exchange rate changes	1.0
Fair value of plan assets at end of year	185.3
Funded status at end of year	$15.3

Amounts recognized in Consolidated Balance Sheets:
Other non-current assets	$15.3
Net amount recognized	$15.3

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax):
Net actuarial loss	$(7.6)

The benefit obligation for our pension benefit is the projected benefit obligation based upon credited service as of the measurement date.

The December 31, 2023 pension funded status was favorably affected by employer contributions during the period together with an increase in the discount rate, partially offset by lower than expected asset returns.

Net Periodic (Benefit) Cost
Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.

Year Ended December 31,
($ in millions)	2023
Interest cost	$6.2
Expected return on plan assets	(8.8)
Net periodic (benefit) cost	$(2.6)

The components of net periodic pension (benefits) costs are included in other income (expense) in the Consolidated Statements of Operations.

NOTES TO FINANCIAL STATEMENTS	F-28

Actuarial Assumptions
The weighted-average assumptions used to determine the benefit obligation and net periodic pension cost of our pension plan were as follows:

Year Ended December 31,
2023
Actuarial assumption used to determine benefit obligation:
Discount rate	4.78%
Actuarial assumption used to determine net periodic pension cost:
Discount rate	4.86%
Expected return on plan assets	6.79%

The discount rate used in the determination of pension benefit obligation and pension expense was determined based on a review of long-term high-grade bonds of appropriate duration.

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices and forward looking expectations of returns. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected rate of return on assets has been set in line with the Trustee’s target return.

Plan Assets
There have been no changes in the methodologies used since the assumption of the pension plan in 2023. The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plan:

	As of December 31
	2023
($ in millions)	Level 1	Level 2	Level 3	Total
Diversified Growth Funds	$—	$32.4	$—	$32.4
Liability Driven Instrument	—	113.7	—	113.7
Cash	39.2	—	—	39.2
Total investments at fair value	$39.2	$146.1	$—	$185.3

We have formal investment policy guidelines for our company-sponsored pension plan. These guidelines were set by our pension plan Trustee. The Trustee has appointed an investment manager (Fiduciary Manager) to manage the pension plan’s assets on a discretionary basis and to provide investment advisory services to the Trustee. The balance within and between these investments will be determined from time-to-time at the discretion of the Fiduciary Manager, with the objective of maximizing the probability of achieving the pension plan’s investment strategy set by the Trustee, subject to maintaining risk within a limit agreed by the Trustee. The Trustee’s duties include periodically reviewing and modifying those investment policy guidelines as necessary and ensuring that the policy is adhered to and the investment objectives are met.

The Trustee’s investment objectives include the acquisition of suitable assets of appropriate liquidity which will generate an overall level of return that is sufficient to meet all liabilities as and when they fall due, and to ensure the security, quality, and profitability of the portfolio as a whole; to limit the risk of the assets failing to meet the liabilities, both over the long-term and on a shorter-term basis; and to minimize the long-term costs of the pension plan by maximizing the return on the assets while having regard to the investment objectives.

The investment strategy makes use of three key types of investments:
•a range of low-risk instruments that provide a broad match to changes in liability values (including high-quality corporate bonds);
•a portfolio of secure income assets; and
•a diversified portfolio of return-seeking assets (including equities, listed real assets, diversifying strategies, hedge funds, private markets, alternative credit and downside protection).

The pension plan will hold assets in cash and other money market instruments from time to time as may be deemed appropriate. The long-term asset allocation targets adopted by the Fiduciary Manager is set out below:

NOTES TO FINANCIAL STATEMENTS	F-29

Liability matching	38%
Secure income	8%
Diversified return seeking	54%

Periodically, the Trustee reviews the target allocations to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.

We currently do not anticipate making any cash contributions to the plan in 2024.

Estimated future benefit payments are as follows for the years indicated:

($ in millions)	Pension Benefit Plans
2024	$8.8
2025	9.2
2026	9.9
2027	10.0
2028	10.1
2029 - 2033	50.6

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

We account for derivative financial instruments by recording the fair value as either an asset or liability in our Consolidated Balance Sheets and recognize the resulting gains or losses as adjustments to accumulated other comprehensive income (loss). We do not hold or issue derivative financial instruments for trading or speculative purposes.

We have entered into four offsetting derivative arrangements that do not qualify for hedge accounting. These are related to a securitization facility, effective October 2, 2020 and June 15, 2021. We purchased and sold offsetting interest rate caps, all of which are 5-years long with notional amounts totaling $298 million. As of December 31, 2023, the balance in all four agreements was an offsetting $12.3 million and was located in other current assets and accrued liabilities, respectively.

See Note 14 – Fair Value Measurements for information on the fair value of the derivative contracts.

NOTE 12. EQUITY

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

Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2023		Cumulative Repurchases as of December 31, 2023
	Shares	Average Price	Shares	Average Price
Share repurchase authorization	142,729	$240.81	7,047,510	$174.96

As of December 31, 2023, we had $467.0 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2023, we repurchased 70,692 shares at an average price of $204.96 per share, for a total of $14.5 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to

NOTES TO FINANCIAL STATEMENTS	F-30

tax withholdings associated with share-based awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

The following is a summary of our repurchases in the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Shares repurchased pursuant to repurchase authorizations	142,729	2,428,850	756,883
Total purchase price ($ in millions)	$34.4	$671.4	$214.8
Average purchase price per share	$240.81	$276.42	$283.75
Shares repurchased in association with tax withholdings on the vesting of RSUs	70,692	56,911	54,318

Dividends
We declared and paid dividends on our common stock as follows:

Quarter declared	Dividend amount per share	Total amount of dividends paid ($ in millions)
2021
First quarter	$0.31	$8.2
Second quarter	0.35	9.3
Third quarter	0.35	10.6
Fourth quarter	0.35	10.6
2022
First quarter	$0.35	$10.3
Second quarter	0.42	11.9
Third quarter	0.42	11.6
Fourth quarter	0.42	11.4
2023
First quarter	$0.42	$11.5
Second quarter	0.50	13.8
Third quarter	0.50	13.8
Fourth quarter	0.50	13.7

NOTE 13. SHARE-BASED COMPENSATION PLANS

2009 Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan (2009 ESPP) allows for the issuance of 3.0 million shares of our common stock. The 2009 ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board of Directors. As of December 31, 2023, 1.0 million shares were available for purchase pursuant to the 2009 ESPP.

Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period. Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

For the year ended December 31, 2023, 124,154 shares were purchased pursuant to the 2009 ESPP at a weighted average price per share of $235.64, with weighted average per share discount from market value of $41.58.

Following is information regarding our 2009 ESPP:

	Year Ended December 31,
	2023	2022	2021
Cash received related to ESPP purchases ($ in millions)	$29.3	$34.4	$29.6
Tax deductions associated with ESPP disqualifying dispositions ($ in millions)	$3.9	$3.1	$1.9
Weighted average per share discount for compensation expense recognized	$41.58	$38.57	$50.58

NOTES TO FINANCIAL STATEMENTS	F-31

2013 Stock Incentive Plan
Our 2013 Stock Incentive Plan, as amended, (2013 Plan) allows for the grant of a total of 3.8 million shares in the form of stock appreciation rights, qualified stock options, non-qualified stock options, restricted share awards and restricted stock unit awards (RSUs) to our officers, key employees, directors and consultants. The 2013 Plan is administered by the Compensation Committee of the Board of Directors and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2023, 718,731 shares of common stock were available for future grants. As of December 31, 2023, there were no stock appreciation rights, qualified stock options, non-qualified stock options or restricted share awards outstanding.

Restricted Stock Unit Awards
RSU grants vest over a period of time up to four years from the date of grant. RSU activity was as follows:

	RSUs	Weighted average per share grant date fair value
Balance, December 31, 2022	415,878	$159.85
Granted	327,955	302.35
Vested	(182,056)	174.61
Forfeited	(32,101)	214.41
Balance, December 31, 2023	529,676	287.04

We granted 48,872 time-vesting RSUs to members of our Board of Directors and employees in 2023. Each grant entitles the holder to receive shares of our common stock upon vesting. A portion of the RSUs vest over three years for employees and vest quarterly for our Board of Directors, over their service period.

We granted 279,083 performance and time-vesting RSUs to our employees in 2023. These shares will be earned either over one or three-year performance periods based on attaining various target levels of operational performance, as well as market-based returns. These RSUs will vest over three or four years from the grant date.

Time-vesting RSUs and performance and time-vesting RSUs that are based on our financial performance metrics or non-financial operating goals are valued using the market value of our common stock on the date of grant, discounted for the present value of expected dividends. On the date of grant, we estimated the fair value of the total shareholder return (TSR) component of the performance and time-vesting RSUs using a Monte Carlo simulation model. The performance and time-vesting RSUs granted during the years presented are contingent on the achievement of our financial performance metrics, our comparative market-based returns, or the achievement of financial and non-financial operating goals.

The assumptions for the valuation of time-vesting RSUs and performance and time-vesting RSUs granted are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Time-vesting RSUs
Number of shares granted	48,872	18,080	33,665
Grant date fair value per share	$268.60	$283.86	$312.83
Weighted-average assumptions/inputs:
Expected dividend yield	0.6%	0.5%	0.4%
Range of risk-free interest rates	3.6% - 4.7%	1.2% - 4.5%	0.3% - 1.0%

Performance and Time-vesting RSUs
Number of shares granted	279,083	120,340	94,001
Grant date fair value per share	$313.84	$296.28	$308.59
Weighted-average assumptions/inputs:
Expected dividend yield	0.6%	0.5%	0.4%
Range of risk-free interest rates	3.6% - 4.5%	0.4% - 3.2%	0.3% -0.7%

NOTES TO FINANCIAL STATEMENTS	F-32

Certain information regarding RSU grant vesting was as follows:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Number of shares vested	182,056	147,441	141,857
Weighted average per share fair value of non-vested shares that vested during the period	$174.61	$110.77	$107.50
Tax deduction realized related to shares that vested during the period ($ in millions)	$25.8	$20.3	$26.3

Share-Based Compensation Expense
Share-based compensation is recognized as a component of SG&A in our Consolidated Statements of Operations. SG&A expense related to all share-based compensation is as follows:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Restricted stock unit awards	$35.6	$35.0	$29.5
Employee stock purchase plan	5.2	6.1	5.2
Total share-based compensation	40.8	41.1	34.7
Tax expense recognized	(7.6)	(6.4)	(8.1)
Net reduction in net income	$33.2	$34.7	$26.6

As of December 31, 2023, unrecognized share-based compensation related to outstanding, but unvested RSUs was $56.5 million, which will be recognized over the remaining weighted average vesting period of 2.7 years.

NOTE 14. FAIR VALUE MEASUREMENTS

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

As of December 31, 2023, we had sold our remaining shares of Shift Technologies, Inc. (Shift). For the year ended December 31, 2023, we recognized a $1.7 million loss related to Shift as a component of other income (expense), net in our Consolidated Statement of Operations, compared to a $39.2 million loss for the year ended December 31, 2022.

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

We have derivative instruments consisting of an offsetting set of interest rate caps. The fair value of derivative assets and liabilities are measured using observable Level 2 market expectations at each measurement date and is recorded as other current assets, current liabilities and other long-term liabilities in the Consolidated Balance Sheets. See Note 11 – Derivative Financial Instruments for more details regarding our derivative contracts.

Nonfinancial assets such as goodwill, franchise value, or other long-lived assets are measured and recorded at fair value during a business combination or when there is an indicator of impairment. We evaluate our goodwill and franchise value using a qualitative assessment process. If the qualitative factors determine that it is more likely than

NOTES TO FINANCIAL STATEMENTS	F-33

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

There were no changes to our valuation techniques during the year ended December 31, 2023.

Below are our assets and liabilities that are measured at fair value on a recurring basis:

	As of December 31
	2023				2022
($ in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Investments
Shift Technologies, Inc.	$—	$—	$—	$—	$1.8	$1.8	$—	$—

Derivatives
Derivative assets	12.3	—	12.3	—	22.1	—	22.1	—
Derivative liabilities	12.3	—	12.3	—	22.1	—	22.1	—

Fixed rate debt (1)
4.625% Senior notes due 2027	400.0	380.0	—	—	400.0	364.0	—	—
4.375% Senior notes due 2031	550.0	492.3	—	—	550.0	448.3	—	—
3.875% Senior notes due 2029	800.0	716.0	—	—	800.0	656.0	—	—
Non-recourse notes payable	1,705.6	—	1,705.1	—	422.2	—	411.8	—
Real estate mortgages and other debt	603.5	—	644.5	—	489.0	—	399.0	—
(1)Excluding unamortized debt issuance cost

No impairment charges were recorded in 2023 or 2022. During the third quarter of 2021, we recognized asset impairments of $1.9 million related to the franchise value associated with certain dealership locations indicating carrying values less than fair values. These locations were subsequently sold in the fourth quarter of 2021.

NOTES TO FINANCIAL STATEMENTS	F-34

NOTE 15. INCOME TAXES

Income Tax Provision
The income tax provision was as follows:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Current:
Federal	$207.5	$269.2	$266.2
State	71.7	105.5	111.6
Foreign	7.4	(0.9)	1.2
	286.6	373.8	379.0
Deferred:
Federal	43.7	73.4	38.2
State	8.1	13.5	3.8
Foreign	12.2	7.7	1.1
	64.0	94.6	43.1
Total	$350.6	$468.4	$422.1

At December 31, 2023, we had income taxes payable of $28.9 million included as a component of accrued liabilities in our Consolidated Balance Sheets. At December 31, 2022, we had prepaid income taxes of $33.6 million included as a component of other current assets in our Consolidated Balance Sheets.

The reconciliation between amounts computed using the federal income tax rate of 21% and our income tax provision is shown in the following tabulation:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Federal tax provision at statutory rate	$286.0	$363.3	$311.7
State taxes, net of federal income tax benefit	39.5	76.9	85.4
Non-deductible items	10.8	5.0	4.8
Permanent differences related to share-based compensation	—	(2.4)	(2.6)
Net change in valuation allowance	19.9	25.0	25.3
General business credits	(5.3)	(2.6)	(2.3)
Foreign rate differential	3.1	1.4	0.5
Other	(3.4)	1.8	(0.7)
Income tax provision	$350.6	$468.4	$422.1

NOTES TO FINANCIAL STATEMENTS	F-35

Deferred Taxes
Individually significant components of the deferred tax assets and (liabilities) are presented below:

	December 31,
($ in millions)	2023	2022
Deferred tax assets:
Deferred revenue and cancellation reserves	$105.2	$126.6
Allowances and accruals	80.1	71.3
Lease liability	125.7	103.2
Credits and other	14.7	5.1
Net operating losses	41.6	27.9
Capital loss	33.7	—
Valuation allowance	(71.3)	(51.4)
Total deferred tax assets	329.7	282.7

Deferred tax liabilities:
Inventories	(50.3)	(39.2)
Goodwill	(213.7)	(157.7)
Property and equipment, principally due to differences in depreciation	(244.1)	(233.0)
Right of use asset	(121.3)	(99.0)
Prepaid expenses and other	(49.6)	(40.1)
Total deferred tax liabilities	(679.0)	(569.0)
Total	$(349.3)	$(286.3)

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

As of December 31, 2023, we had a $71.3 million valuation allowance recorded associated with our deferred tax assets. Of the total valuation allowance, $29.7 million relates to our capital loss resulting from the sale of shares in Shift Technologies Inc. (Shift) and $41.6 million relates to state net operating losses generated in current and previous years. During the year, the capital loss valuation allowance decreased $4.3 million as a result of available capital gain during the carryback period and a reduction in the state deferred tax rate offset by further reduction in the Shift investment valuation in the current year. A valuation allowance remains for the capital loss benefit of which is not currently expected to be realized. The state NOL valuation allowance increased $24.2 million in the current year as a result of losses incurred, the benefits of which are not expected to be realized.

As of December 31, 2023, we had state net operating loss (NOL) carryforward amounts totaling approximately $41.6 million, tax effected, with expiration dates through 2043. We believe that it is more likely than not that the benefit from certain state NOL carryforward amounts will not be realized. In recognition of this risk, we have recorded a valuation allowance of $41.6 million on the deferred tax assets relating to these state NOL carryforwards as discussed above.

As of December 31, 2023, we have a capital loss deferred tax asset of approximately $33.7 million, tax effected. There are $4.0 million, tax effected, of capital gains that can be offset by the capital loss during the carryback period. The remaining $29.7 million capital loss carryforward, if unused, will expire in 2028. We believe that it is more likely than not that remaining benefit from the capital loss carryforward will not be realized. In recognition of this risk, we have recorded a valuation allowance of $29.7 million on the deferred tax assets relating capital loss carryforward.

We have taken the position that we intend to indefinitely reinvest the earnings of our Canadian subsidiaries to ensure there is sufficient working capital to expand operations in Canada. Accordingly, we have not recorded a deferred tax liability related to foreign withholding taxes on approximately $71.1 million of undistributed earnings of these Canadian subsidiaries as of December 31, 2023. Approximately $3.6 million of tax would be payable upon the remittance of these undistributed earnings. We do not intend to indefinitely reinvest the earnings of our U.K. subsidiaries, however, we have not recorded a deferred tax liability related to foreign withholding taxes due to a 0% treaty rate on dividends.

NOTES TO FINANCIAL STATEMENTS	F-36

Unrecognized Tax Benefits
The following is a reconciliation of our unrecognized tax benefits for December 31, 2023, 2022, and 2021:

($ in millions)
Balance, December 31, 2021	$0.3
Increase related to tax positions taken - current year	0.3
Balance, December 31, 2022	0.6
Increase related to tax positions taken - current year	0.3
Balance, December 31, 2023	$0.9

Open tax years at December 31, 2023 included the following:

Federal	2020 - 2023
States (30)	2019 - 2023
Canada	2021 - 2023
United Kingdom	2020 - 2023

NOTE 16. ACQUISITIONS

In 2023, we completed the following acquisitions:
•In February 2023, Thornhill Acura in Canada.
•In March 2023, Jardine Motors Group UK Limited in the United Kingdom.
•In June 2023, Priority Auto Group in Virginia.
•In June 2023, Wade Ford in Georgia.
•In July 2023, Hill Country Honda in Texas.
•In August 2023, Arden Auto Group in the United Kingdom.

Revenue and operating income contributed by the 2023 acquisitions subsequent to the date of acquisition were as follows:

Year Ended December 31,
($ in millions)	2023
Revenue	$2,621.5
Operating income	81.3

In 2022, we completed the following acquisitions:
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
•In June 2022, Henderson Hyundai Superstore in Nevada.
•In June 2022, Lehman Auto Group in Florida.
•In July 2022, Elk Grove Ford in California.
•In September 2022, Wilde Honda, Wilde Subaru, Wilde Chrysler Dodge Jeep Ram, Wilde Toyota, and Wilde East Towne Honda in Wisconsin.
•In October 2022, Seattle Airstream Adventures and Spokane Airstream Adventures in Washington.
•In October 2022, Portland Airstream Adventures and Ultimate Airstream Adventures in Oregon.
•In October 2022, Bay Area Airstream Adventures and South Bay Airstream Adventures in California.
•In October 2022, Boise Airstream Adventures in Idaho.
•In November 2022, Meador Chrysler Dodge Jeep Ram in Texas.
•In December 2022, Denver Exotics in Colorado.
•In December 2022, Glenn's Freedom Chrysler Jeep Dodge Ram in Kentucky.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

NOTES TO FINANCIAL STATEMENTS	F-37

The following tables summarize the consideration paid for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date:

	Year Ended December 31,
($ in millions)	2023	2022
Cash paid, net of cash acquired	$1,170.1	$1,240.8
Contingent consideration	7.3	3.9
Non-controlling interest	21.1	—
Total consideration transferred	$1,198.5	$1,244.7

	Year Ended December 31,
($ in millions)	2023	2022
Trade receivables, net	$76.2	$0.2
Inventories	572.7	228.3
Franchise value	193.4	63.7
Goodwill	233.2	30.1
Property and equipment	394.8	379.9
Operating lease right-of-use assets	89.6	—
Finance receivables, net	5.7	—
Other assets	280.4	639.1
Trade payables	(47.9)	—
Floor plan notes payable	(353.7)	(0.7)
Borrowings on lines of credit	(47.9)	—
Finance lease obligations	(45.0)	(78.5)
Deferred taxes, net	5.9	—
Other liabilities and deferred revenue	(158.9)	(17.4)
Total net assets acquired and liabilities assumed	$1,198.5	$1,244.7

The purchase price allocations for the 2023 acquisitions are preliminary as we have not obtained all of the detailed information to finalize the opening balance sheet related to real estate purchased, leases and contract liabilities assumed and the allocation of franchise value and goodwill to each reporting unit. Management has recorded the purchase price allocations based on the information that is currently available.

We expect all of the goodwill related to U.S. acquisitions completed in 2023 to be deductible for U.S. federal income tax purposes. Due to local country laws, we do not expect goodwill related to U.K. acquisitions completed in 2023 to be deductible for U.K. income tax purposes.

The purchase price allocations for the 2022 acquisitions were finalized in 2023, including amounts posted to, real estate, franchise value, and goodwill, reducing the amounts posted to “Other assets” shown in the table above.

We account for franchise value as an indefinite-lived intangible asset. We recognized $27.2 million and $15.0 million, respectively, in acquisition related expenses as a component of selling, general and administrative expenses in the Consolidated Statements of Operations in 2023 and 2022, respectively.

The following unaudited pro forma summary presents consolidated information as if the acquisitions had occurred on January 1 of the year:

	Year Ended December 31,
($ in millions, except for per share amounts)	2023	2022
Revenue	$32,237.1	$31,945.2
Net income	1,055.4	1,366.0
Basic net income per share	38.35	48.46
Diluted net income per share	38.27	48.23

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

NOTES TO FINANCIAL STATEMENTS	F-38

NOTE 17. EARNINGS PER SHARE

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

The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

	Year Ended December 31,
($ in millions, except for per share amounts)	2023	2022	2021
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders	$1,000.8	$1,251.0	$1,060.1

Weighted average common shares outstanding – basic	27.5	28.2	28.8
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.1	0.1	0.2
Weighted average common shares outstanding – diluted	27.6	28.3	29.0

Basic earnings per share attributable to Lithia Motors, Inc.	$36.36	$44.38	$36.81
Diluted earnings per share attributable to Lithia Motors, Inc.	$36.29	$44.17	$36.54

The effects of antidilutive securities on common stock was evaluated for the years ended 2023, 2022, and 2021 and determined to be immaterial.

NOTE 18. SEGMENTS

As of December 31, 2023, we had two reportable segments: Vehicle Operations and Financing Operations. Our Vehicle Operations consists of all aspects of our auto merchandising and service operations, including our retail automotive, recreational vehicles, and motorcycle franchises that sell new vehicles, used vehicles, parts, repair and maintenance services, and vehicle finance and insurance products. Vehicle Operations excludes financing provided by our Financing Operations. Our Financing Operations segment provides financing to customers buying and leasing retail vehicles from our Vehicle Operations.

All other remaining activity is reported under “Corporate and Other,” including corporate personnel costs, certain unallocated reserves, internal charges, and other unallocated corporate overhead expenses. Internal charges consist of corporate expense allocations which increase segment income for “Corporate and Other” while decreasing segment income for the other operating segments. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters that perform certain dealership functions.

The reportable segments identified above represent our business activities for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker (CODM) to allocate resources and assess performance. Our CODM is our Chief Executive Officer.

Asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.

NOTES TO FINANCIAL STATEMENTS	F-39

Certain financial information on a segment basis is as follows:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Vehicle operations revenue	$31,042.3	$28,187.8	$22,831.7

Vehicle operations gross profit	5,228.9	5,154.3	4,263.9
Floor plan interest expense	(150.9)	(38.8)	(22.3)
Vehicle operations selling, general and administrative	(3,482.6)	(3,260.0)	(2,568.0)
Vehicle operations income	1,595.4	1,855.5	1,673.6

Financing operations interest margin:
Interest, fee, and lease income	268.5	134.1	45.9
Interest expense	(170.5)	(52.2)	(4.8)
Total interest margin	98.0	81.9	41.1
Selling, general and administrative	(36.7)	(32.0)	(18.2)
Total pre-provision income	61.3	49.9	22.9
Provision for loan and lease losses	(98.8)	(44.4)	(9.4)
Depreciation and amortization	(8.4)	(9.5)	(2.5)
Financing operations (loss) income	(45.9)	(4.0)	11.0

Total segment income for reportable segments	1,549.5	1,851.6	1,684.5

Corporate and other	187.8	213.9	80.4
Depreciation and amortization	(195.8)	(163.2)	(124.8)
Other interest expense	(201.2)	(129.1)	(103.4)
Other income (expense), net	22.0	(43.2)	(52.0)
Income before income taxes	$1,362.3	$1,730.0	$1,484.8

NOTE 19. SUBSEQUENT EVENTS

Acquisition Activity
On January 31, 2024, we acquired Pendragon’s UK motor division and vehicle management division, as well as a partial stake in the remaining London Stock Exchange listed independent software business, Pinewood Technologies. Preliminary purchase price is approximately £430 million for the assets acquired and liabilities assumed. The initial accounting for the business combination is incomplete and all amounts are considered preliminary. In addition, we also entered into a new joint venture to expand Pinewood’s software into the North American market.

ABS Transaction
In February, we issued $329.4 million in non-recourse notes payable related to our first quarter asset-backed term funding transaction, with interest rates ranging from 5.17% to 6.15%, and final distribution dates through June 2031.

NOTES TO FINANCIAL STATEMENTS	F-40