Form 10-Q
period 2024-06-30
LITHIA MOTORS INC
filed 2024-08-08
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2024, there were 26,739,875 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$674.8	$941.4
Accounts receivable, net of allowance for doubtful accounts of $2.6 and $7.1	1,242.9	1,123.1
Inventories, net	6,242.9	4,753.9
Other current assets	194.8	136.8
Total current assets	8,355.4	6,955.2

Property and equipment, net of accumulated depreciation of $731.2 and $646.7	4,615.2	3,981.4
Operating lease right-of-use assets	724.1	478.8
Finance receivables, net of allowance for estimated losses of $115.8 and $106.4	3,623.9	3,242.3
Goodwill	2,118.1	1,930.6
Franchise value	2,568.1	2,402.2
Other non-current assets	1,200.4	642.0
Total assets	$23,205.2	$19,632.5

Liabilities and equity
Current liabilities:
Floor plan notes payable	$2,590.1	$1,347.0
Floor plan notes payable: non-trade	2,697.4	2,288.5
Current maturities of long-term debt	90.9	75.7
Current maturities of non-recourse notes payable	63.4	33.9
Trade payables	380.4	288.0
Accrued liabilities	1,197.7	899.1
Total current liabilities	7,019.9	4,932.2

Long-term debt, less current maturities	6,071.5	5,483.7
Non-recourse notes payable, less current maturities	1,962.4	1,671.7
Deferred revenue	388.7	264.1
Deferred income taxes	409.7	349.3
Non-current operating lease liabilities	626.8	427.9
Other long-term liabilities	287.6	220.7
Total liabilities	16,766.6	13,349.6

Redeemable non-controlling interest	46.2	44.0

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 26.8 and 27.4	924.0	1,100.6
Additional paid-in capital	79.5	79.9
Accumulated other comprehensive income	2.6	20.1
Retained earnings	5,361.8	5,013.3
Total stockholders’ equity - Lithia Motors, Inc.	6,367.9	6,213.9
Non-controlling interest	24.5	25.0
Total equity	6,392.4	6,238.9
Total liabilities, redeemable non-controlling interest, and equity	$23,205.2	$19,632.5

 See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	1

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts; Unaudited)	2024	2023	2024	2023
Revenues:
New vehicle retail	$4,403.7	$4,014.7	$8,417.8	$7,293.6
Used vehicle retail	2,986.0	2,455.1	5,786.8	4,682.6
Used vehicle wholesale	289.5	403.9	627.2	766.3
Finance and insurance	360.9	337.9	701.5	656.2
Service, body and parts	950.7	804.4	1,863.5	1,540.8
Fleet and other	241.0	95.5	396.8	151.5
Total revenues	9,231.8	8,111.5	17,793.6	15,091.0
Cost of sales:
New vehicle retail	4,082.9	3,627.6	7,801.7	6,572.6
Used vehicle retail	2,790.4	2,242.4	5,408.5	4,304.3
Used vehicle wholesale	289.0	404.6	627.7	769.8
Service, body and parts	421.3	360.5	832.1	702.5
Fleet and other	224.3	91.3	364.5	145.5
Total cost of sales	7,807.9	6,726.4	15,034.5	12,494.7
Gross profit	1,423.9	1,385.1	2,759.1	2,596.3

Finance operations income (loss)	7.2	(18.7)	5.4	(39.5)

Selling, general and administrative	975.2	842.2	1,909.5	1,606.6
Depreciation and amortization	62.3	48.4	120.0	95.6
Operating profit	393.6	475.8	735.0	854.6
Floor plan interest expense	(76.6)	(34.7)	(137.3)	(62.3)
Other interest expense, net	(61.2)	(43.9)	(124.8)	(83.0)
Other income, net	27.0	9.8	30.4	12.0
Income before income taxes	282.8	407.0	503.3	721.3
Income tax provision	(66.2)	(105.9)	(121.8)	(190.6)
Net income	216.6	301.1	381.5	530.7
Net income attributable to non-controlling interest	(1.0)	(1.8)	(2.5)	(2.5)
Net income attributable to redeemable non-controlling interest	(1.4)	(2.1)	(2.3)	(2.3)
Net income attributable to Lithia Motors, Inc.	$214.2	$297.2	$376.7	$525.9

Basic earnings per share attributable to Lithia Motors, Inc.	$7.88	$10.79	$13.77	$19.11
Shares used in basic per share calculations	27.2	27.5	27.4	27.5

Diluted earnings per share attributable to Lithia Motors, Inc.	$7.87	$10.78	$13.75	$19.08
Shares used in diluted per share calculations	27.2	27.6	27.4	27.6

Cash dividends paid per share	$0.53	$0.50	$1.03	$0.92

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; Unaudited)	2024	2023	2024	2023
Net income	$216.6	$301.1	$381.5	$530.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(0.9)	16.1	(17.1)	29.2
Unrealized loss on debt securities, net of tax benefit of $0.1, $0.0, $0.1 and $0.0, respectively	(0.2)	—	(0.4)	—
Total other comprehensive (loss) income, net of tax	(1.1)	16.1	(17.5)	29.2
Comprehensive income	215.5	317.2	364.0	559.9

Comprehensive income attributable to non-controlling interest	(1.0)	(1.8)	(2.5)	(2.5)
Comprehensive income attributable to redeemable non-controlling interest	(1.4)	(2.1)	(2.3)	(2.3)
Comprehensive income attributable to Lithia Motors, Inc.	$213.1	$313.3	$359.2	$555.1

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; Unaudited)	2024	2023	2024	2023
Total equity, beginning balances	$6,376.7	$5,440.9	$6,238.9	$5,210.4

Common stock, beginning balances	1,117.8	1,105.5	1,100.6	1,082.1
Stock-based compensation	1.7	1.9	28.3	33.6
Issuance of stock in connection with employee stock purchase plans	8.1	8.7	13.8	14.9
Repurchase of common stock, including excise tax	(203.6)	—	(218.7)	(14.5)
Common stock, ending balances	924.0	1,116.1	924.0	1,116.1

Additional paid-in capital, beginning balances	67.8	54.2	79.9	76.8
Stock-based compensation	11.7	8.3	(0.4)	(14.3)
Additional paid-in capital, ending balances	79.5	62.5	79.5	62.5

Accumulated other comprehensive income (loss), beginning balances	3.7	(4.9)	20.1	(18.0)
Foreign currency translation adjustment	(0.9)	16.1	(17.1)	29.2
Unrealized loss on debt securities, net of tax benefit of $0.1, $0.0, $0.1, and $0.0, respectively	(0.2)	—	(0.4)	—
Accumulated other comprehensive income, ending balances	2.6	11.2	2.6	11.2

Retained earnings, beginning balances	5,162.1	4,282.5	5,013.3	4,065.3
Net income attributable to Lithia Motors, Inc.	214.2	297.2	376.7	525.9
Dividends paid	(14.5)	(13.9)	(28.2)	(25.4)
Retained earnings, ending balances	5,361.8	4,565.8	5,361.8	4,565.8

Non-controlling interest, beginning balances	25.3	3.6	25.0	4.2
Distribution of non-controlling interest	(1.8)	(1.3)	(3.0)	(2.6)
Net income attributable to non-controlling interest	1.0	1.8	2.5	2.5
Non-controlling interest, ending balances	24.5	4.1	24.5	4.1

Total equity, ending balances	$6,392.4	$5,759.7	$6,392.4	$5,759.7

Redeemable non-controlling interest, beginning balances	$44.9	$40.9	$44.0	$40.7
Distribution of redeemable non-controlling interest	(0.1)	—	(0.1)	—
Net income attributable to redeemable non-controlling interest	1.4	2.1	2.3	2.3
Redeemable non-controlling interest, ending balances	$46.2	$43.0	$46.2	$43.0

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
(In millions; Unaudited)	2024	2023
Cash flows from operating activities:
Net income	$381.5	$530.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	165.4	100.0
Stock-based compensation	27.8	19.3
Net loss on disposal of other assets	1.5	0.1
Net gain on sale of stores	(0.1)	(8.2)
Unrealized investment gain, net	(29.7)	(0.8)
Deferred income taxes	42.0	32.1
Amortization of operating lease right-of-use assets	46.4	31.8
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	(2.9)	(2.8)
Inventories	(544.1)	(350.2)
Finance receivables	(386.9)	(684.6)
Other assets	(62.0)	8.6
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	384.4	58.4
Trade payables	54.4	(36.8)
Accrued liabilities	69.1	(11.0)
Other long-term liabilities and deferred revenue	(2.8)	14.7
Net cash provided by (used in) operating activities	144.0	(298.7)
Cash flows from investing activities:
Capital expenditures	(209.7)	(97.1)
Proceeds from sales of assets	4.0	0.8
Cash paid for other investments	(146.8)	(11.1)
Cash paid for acquisitions, net of cash acquired	(1,169.5)	(978.5)
Proceeds from sales of stores	6.9	85.7
Net cash used in investing activities	(1,515.1)	(1,000.2)
Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	444.5	223.5
Borrowings on lines of credit	7,226.6	7,049.2
Repayments on lines of credit	(6,767.9)	(6,789.1)
Principal payments on long-term debt and finance lease liabilities, scheduled	(18.9)	(17.5)
Principal payments on long-term debt and finance lease liabilities, other	(15.1)	(3.4)
Proceeds from issuance of long-term debt	179.8	10.4
Principal payments on non-recourse notes payable	(418.8)	(211.5)
Proceeds from issuance of non-recourse notes payable	739.0	1,036.4
Payment of debt issuance costs	(5.0)	(7.8)
Proceeds from issuance of common stock	13.8	14.9
Repurchase of common stock	(217.2)	(14.5)
Dividends paid	(28.2)	(25.4)
Payment of contingent consideration related to acquisitions	(11.9)	(14.0)
Other financing activity	(3.1)	(2.7)
Net cash provided by financing activities	1,117.6	1,248.5
Effect of exchange rate changes on cash, restricted cash, and cash equivalents	(3.1)	8.1
Decrease in cash, restricted cash, and cash equivalents	(256.6)	(42.3)
Cash, restricted cash, and cash equivalents at beginning of year	972.0	271.5
Cash, restricted cash, and cash equivalents at end of period	$715.4	$229.2

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Six Months Ended June 30,
(In millions)	2024	2023
Reconciliation of cash, restricted cash, and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$516.4	$88.7
Restricted cash from collections on auto loans receivable and customer deposits	158.4	111.0
Cash, restricted cash, and cash equivalents	674.8	199.7
Restricted cash on deposit in reserve accounts, included in other non-current assets	40.6	29.5
Total cash, restricted cash, and cash equivalents reported in the Consolidated Statements of Cash Flows	$715.4	$229.2

Supplemental cash flow information:
Cash paid during the period for interest	$357.2	$220.3
Cash paid during the period for income taxes, net	113.9	117.9
Debt paid in connection with store disposals	5.9	3.2

Non-cash activities:
Contingent consideration in connection with acquisitions	$—	$7.3
Debt assumed in connection with acquisitions	868.1	453.7
Acquisition of finance leases in connection with acquisitions	—	45.0
Right-of-use assets obtained in exchange for lease liabilities	304.0	135.1

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2023 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2023, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2024. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements to maintain consistency and comparability between periods presented. Within our financing operations income, we disaggregated our “lease income” out of our previously reported “interest, fee, and lease income” to be its own separately presented line item.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Contracts in transit	$534.9	$559.7
Trade receivables	177.3	153.3
Vehicle receivables	272.8	191.4
Manufacturer receivables	248.9	216.5
Other receivables, current	11.6	9.3
	1,245.5	1,130.2
Less: Allowance for doubtful accounts	(2.6)	(7.1)
Total accounts receivable, net	$1,242.9	$1,123.1
The long-term portions of accounts receivable and allowance for doubtful accounts were included as a component of other non-current assets in the Consolidated Balance Sheets.

NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE

The components of inventories, net, consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
New vehicles	$3,892.0	$2,886.3
Used vehicles	2,060.0	1,637.5
Parts and accessories	290.9	230.1
Total inventories	$6,242.9	$4,753.9

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

(in millions)	June 30, 2024	December 31, 2023
Floor plan notes payable	$2,590.1	$1,347.0
Floor plan notes payable: non-trade	2,697.4	2,288.5
Total floor plan debt	$5,287.5	$3,635.5

NOTES TO FINANCIAL STATEMENTS	7

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

Finance Receivables, net

(in millions)	June 30, 2024	December 31, 2023
Asset-backed term funding	$2,507.0	$2,146.5
Warehouse facilities	890.4	749.3
Other managed receivables	342.3	452.9
Total finance receivables	3,739.7	3,348.7
Less: Allowance for finance receivable losses	(115.8)	(106.4)
Finance receivables, net	$3,623.9	$3,242.3

Finance Receivables by FICO Score

	As of June 30, 2024
	Year of Origination
($ in millions)	2024	2023	2022	2021	2020	Total
<599	$32.5	$51.8	$30.1	$13.4	$1.8	$129.6
600-699	296.3	500.5	377.5	119.0	11.7	1,305.0
700-774	295.9	487.5	350.8	50.5	4.4	1,189.1
775+	296.8	402.2	218.2	11.9	2.0	931.1
Total auto loan receivables	$921.5	$1,442.0	$976.6	$194.8	$19.9	3,554.8
Other finance receivables [1]						184.9
Total finance receivables						$3,739.7

		As of December 31, 2023
		Year of Origination
($ in millions)	2023	2022	2021	2020	Total
<599	$62.2	$39.0	$17.6	$2.4	$121.2
600-699	586.6	463.6	152.7	16.1	1,219.0
700-774	568.1	422.5	63.9	5.9	1,060.4
775+	490.3	263.5	14.7	2.7	771.2
Total auto loan receivables	$1,707.2	$1,188.6	$248.9	$27.1	3,171.8
Other finance receivables [1]					176.9
Total finance receivables					$3,348.7
1Includes legacy portfolio, loans that are originated with no FICO score available, and lease receivables.

In accordance with ASC Topic 326, the allowance for loan and lease losses is estimated based on our historical write-off experience, current conditions and forecasts, as well as the value of any underlying assets securing these loans. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status.

NOTES TO FINANCIAL STATEMENTS	8

Rollforward of Allowance for Loan and Lease Losses
Our allowance for loan and lease losses represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowances for credit losses related to finance receivables consisted of the following changes during the period:

	Six Months Ended June 30,
(in millions)	2024	2023
Allowance at beginning of period	$106.4	$69.3
Charge-offs	(65.6)	(50.1)
Recoveries	30.1	23.6
Sold loans	(0.3)	—
Initial allowance for credit-deteriorated loans	—	2.3
Provision expense	45.2	52.0
Allowance at end of period	$115.8	$97.1

Charge-off Activity by Year of Origination

	Six Months Ended June 30,
(in millions)	2024	2023
2024	$0.6	$—
2023	27.4	0.8
2022	26.2	31.0
2021	9.1	15.8
Other finance receivables [1]	2.3	2.5
Total charge-offs	$65.6	$50.1
1Includes legacy portfolio, loans that are originated with no FICO score available, and lease receivables.

NOTE 5. GOODWILL AND FRANCHISE VALUE

The changes in the carrying amounts of goodwill are as follows:

(in millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2022	$1,443.5	$17.2	$1,460.7
Additions through acquisitions [1]	519.1	—	519.1
Reductions through divestitures	(51.1)	—	(51.1)
Currency translation	1.5	0.4	1.9
Balance as of December 31, 2023	1,913.0	17.6	1,930.6
Adjustments to purchase price allocations[2]	47.6	—	47.6
Additions through acquisitions[3]	142.7	—	142.7
Reductions through divestitures	(0.4)	—	(0.4)
Currency translation	(1.8)	(0.6)	(2.4)
Balance as of June 30, 2024	$2,101.1	$17.0	$2,118.1
1Our purchase price allocation for the 2022 acquisitions were finalized in 2023. As a result, we added $285.9 million of goodwill. Preliminary purchase price allocation for a portion of our 2023 acquisitions resulted in adding $233.2 million of goodwill. Our purchase price allocation for the remaining 2023 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13 – Acquisitions.
2Our purchase price allocation for a portion of the 2023 acquisitions recognized in 2023 was adjusted and finalized in 2024 upon the completion of our fair value adjustments for assumed contract liabilities, acquired loan portfolio, and contingent consideration, adding $47.6 million of goodwill.
3Our purchase price allocation for a portion of the 2023 acquisitions were finalized in 2024. As a result, we added $142.7 million of goodwill. Our purchase price allocation for the remaining 2023 and 2024 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13 – Acquisitions.

NOTES TO FINANCIAL STATEMENTS	9

The changes in the carrying amounts of franchise value are as follows:

(in millions)	Franchise Value
Balance as of December 31, 2022	$1,856.2
Additions through acquisitions [1]	556.5
Reductions through divestitures	(14.5)
Currency translation	4.0
Balance as of December 31, 2023	2,402.2
Additions through acquisitions [2]	172.5
Reductions through divestitures	(1.3)
Currency translation	(5.3)
Balance as of June 30, 2024	$2,568.1
1Our purchase price allocation for the 2022 acquisitions were finalized in 2023. As a result, we added $363.1 million of franchise value. Preliminary purchase price allocation for a portion of our 2023 acquisitions resulted in adding $193.4 million of franchise value. Our purchase price allocation for the remaining 2023 acquisitions is preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13 – Acquisitions.
2Our purchase price allocations for a portion of the 2023 acquisitions were finalized in 2024. As a result, we added $172.5 million of franchise value. Our purchase price allocation for the remaining 2023 and 2024 acquisitions are preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13 – Acquisitions.

NOTE 6. INVESTMENTS

Marketable Securities
Beginning in January 2024, our captive insurance subsidiary began investing cash in excess of current needs in marketable securities. The marketable securities are recorded within other current assets in the Consolidated Balance Sheets and consist of debt securities accounted for as available-for-sale (AFS) and equity securities measured at fair value. Changes in the fair value of equity securities are recognized as a component of other income, net in the Consolidated Statements of Operations and unrealized gains (losses) on AFS debt securities are recorded as a component of other comprehensive income until the security is sold. See Note 12 – Fair Value Measurements.

As of June 30, 2024, equity securities recorded within other current assets in the Consolidated Balance Sheets were $2.1 million. Net unrealized gains recognized during the three and six-months ended June 30, 2024 on equity securities held at the reporting date were $0.0 million and $0.2 million, respectively.

Marketable debt securities accounted for as AFS were as follows:

	As of June 30, 2024
					Fair Value of Securities with Contractual Maturities
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$20.1	$—	$(0.2)	$19.9	$3.4	$13.5	$3.0
Municipal securities	9.7	—	(0.1)	9.6	1.5	3.7	4.4
Corporate debt	20.0	—	(0.2)	19.8	—	14.6	5.2
Total	$49.8	$—	$(0.5)	$49.3	$4.9	$31.8	$12.6

There were no sales of AFS securities during the three and six-months ended June 30, 2024. All unrealized losses on AFS securities are attributable to the current year. These unrealized losses were primarily caused by interest rate increases and no allowances for credit losses have been recorded on these assets in the current period.

NOTES TO FINANCIAL STATEMENTS	10

Equity Method Investments
Our investment in Pinewood Technologies Group PLC (PINE.L) consists of 25.5% common stock voting interests accounted for as an equity method investment. The investment is measured at fair value based on quoted market prices, and all fair market value changes in the investment are recorded as unrealized gains as a component of other income, net in the Consolidated Statements of Operations. The fair value of our investment was $100.0 million as of June 30, 2024. We reported an unrealized gain on investment of $29.5 million for the six months ended June 30, 2024. See Note 12 – Fair Value Measurements.

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

Net investment in operating leases was as follows:

(in millions)	June 30, 2024	December 31, 2023
Vehicles, at cost [1]	$308.6	$102.7
Accumulated depreciation [1]	(20.5)	(11.2)
Net investment in operating leases	$288.1	$91.5
1Vehicles, at cost and accumulated depreciation are recorded in other non-current assets on the Consolidated Balance Sheets.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Contract Liabilities
We are the obligor on our lifetime oil and at home valet contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $394.4 million and $317.0 million as of June 30, 2024, and December 31, 2023, respectively; and we recognized $18.2 million and $36.5 million of revenue in the three and six months ended June 30, 2024 related to our contract liability balance at December 31, 2023. Our contract liability balance is included in accrued liabilities and deferred revenue.

Leases
We lease certain dealerships, office space, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. We have elected not to bifurcate lease and non-lease components related to leases of real property.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 56 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

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

We rent or sublease certain real estate to third parties.

NOTES TO FINANCIAL STATEMENTS	11

Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

NOTE 9. DEBT

Credit Facilities
US Bank Syndicated Credit Facility
On February 23, 2024, we amended our existing syndicated credit facility (USB credit facility), comprised of 21 financial institutions, including eight manufacturer-affiliated finance companies, maturing February 23, 2029. The amendment increased the total financing commitment and the amount to which the commitment could be further expanded.

This USB credit facility provides for a total financing commitment of $6.0 billion, which may be further expanded, subject to lender approval and the satisfaction of other conditions, up to a total of $6.5 billion. The allocation of the financing commitment is for up to $2.8 billion in new vehicle inventory floorplan financing, up to $900 million in used vehicle inventory floorplan financing, up to $100 million in service loaner vehicle floorplan financing, and up to $2.2 billion in revolving financing for general corporate purposes, including acquisitions and working capital. We have the option to reallocate the commitments under this USB credit facility, provided that the aggregate revolving loan commitment may not be more than 40% of the amount of the aggregate commitment, and the aggregate service loaner vehicle floorplan commitment may not be more than the 3% of the amount of the aggregate commitment. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

Our obligations under our USB credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts receivable (and other rights to payment) and our equity interests in certain of our subsidiaries. Under our USB credit facility, our obligations relating to new vehicle floor plan loans are secured only by collateral owned by Lithia and its dealerships borrowing under the new vehicle floor plan portion of the USB credit facility.

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

Commitment	Annual Interest Rate at June 30, 2024
New vehicle floor plan	6.53%
Used vehicle floor plan	6.83%
Service loaner floor plan	6.63%
Revolving line of credit	6.43%

JPM Warehouse Facility
On February 23, 2024, we amended our securitization facility for our auto loan portfolio (JPM warehouse facility) with JPMorgan Chase Bank, as administrative agent and account bank, providing initial commitments for borrowings of up to $1.0 billion. The JPM warehouse facility matures on July 18, 2025. The interest rate on the JPM warehouse facility varies based on the Daily Simple SOFR rate plus 1.15% to 1.95%. As of June 30, 2024, we had $415.0 million drawn on the JPM warehouse facility.

Mizuho Warehouse Facility
On February 16, 2024, we amended our securitization facility for our auto loan portfolio (Mizuho warehouse facility), with Mizuho Bank Ltd. as administrative agent and account bank, providing initial commitments for borrowings of up to $750 million. The Mizuho warehouse facility matures on July 20, 2026. The interest rate on the Mizuho warehouse facility varies based on the Daily Simple SOFR rate plus 1.20%. As of June 30, 2024, we had $286.0 million drawn on the Mizuho warehouse facility.

NOTES TO FINANCIAL STATEMENTS	12

Bank of Nova Scotia Syndicated Credit Facility
On May 14, 2024, we amended our syndicated credit agreement with The Bank of Nova Scotia as agent (BNS credit facility), comprised of six financing institutions, including two manufacturer-affiliated finance companies, to extend the maturity date.

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

The interest rate on the Bank of Nova Scotia syndicated credit facility varies based on the type of debt, with the daily compound rate of the Canadian Overnight Repo Rate Average (CORRA) plus a margin of 1.00-1.30%. The annual interest rates associated with our floor plan commitments are as follows:

Commitment	Annual Interest Rate at June 30, 2024
Wholesale flooring facility	5.80%
Used vehicle flooring facility	6.05%
Daily rental facility	6.00%
Wholesale leasing facility	6.10%
Working capital revolving facility	6.05%

All Canadian facilities other than the wholesale flooring facility, which is a demand facility, mature on March 18, 2027. The credit agreement includes various financial and other covenants typical of such agreements.

Non-Recourse Notes Payable
In 2024, we issued $739.0 million in non-recourse notes payable related to asset-backed term funding transactions. Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of June 30, 2024	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
LAD Auto Receivables Trust 2021-1 Class A-D	$68.8	$344.4	11/24/21	1.30% to 3.99%	Various dates through Nov 2029
LAD Auto Receivables Trust 2022-1 Class A-C	112.9	298.1	08/17/22	5.21% to 6.85%	Various dates through Apr 2030
LAD Auto Receivables Trust 2023-1 Class A-D	241.0	479.7	02/14/23	5.48% to 7.30%	Various dates through Jun 2030
LAD Auto Receivables Trust 2023-2 Class A-D	320.9	556.7	05/24/23	5.42% to 6.30%	Various dates through Feb 2031
LAD Auto Receivables Trust 2023-3 Class A-D	281.8	415.4	08/23/23	5.95% to 6.92%	Various dates through Dec 2030
LAD Auto Receivables Trust 2023-4 Class A-D	314.3	421.2	11/15/23	6.10% to 7.37%	Various dates through Apr 2031
LAD Auto Receivables Trust 2024-1 Class A-D	276.5	329.4	02/14/24	5.17% to 6.15%	Various dates through Jun 2031
LAD Auto Receivables Trust 2024-2 Class A-D	409.6	$409.6	06/20/24	5.46% to 6.37%	Various dates through Oct 2031
Total non-recourse notes payable	$2,025.8	$3,254.5

NOTE 10. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Company-Sponsored Defined Benefit Pension Plan
In January 2024, we acquired Pendragon PLC’s Fleet Management and UK Motor Divisions in the United Kingdom, which included the assumption of its company-sponsored defined benefit plan applicable to a portion of the salaried present and past employees, closed to future accrual. At the time of acquisition, these balances increased our defined benefit obligations by $465.7 million and increased our fair value of plan assets by $466.4 million.

NOTES TO FINANCIAL STATEMENTS	13

Net Periodic (Benefit) Cost
Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.

($ in millions)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest cost	$5.6	$13.2
Expected return on plan assets	(6.2)	(14.4)
Net periodic benefit	$(0.6)	$(1.2)

During the six months ended June 30, 2024, funding of pension plans was $13.8 million. For the remainder of 2024, we estimate approximately $2.2 million of cash contributions.

NOTE 11. EQUITY

Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units (RSUs).

On June 4, 2024, our Board of Directors approved an additional $350 million repurchase authorization of our common stock. This new authorization is in addition to the amount previously authorized by the Board for repurchase. Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2024		Cumulative Repurchases as of June 30, 2024
	Shares	Average Price[1]	Shares	Average Price
Share Repurchase Authorization	788,569	$256.25	7,836,079	$183.14
1Price excludes excise taxes imposed under the Inflation Reduction Act of $1.5 million for the three and six months ending June 30, 2024.

As of June 30, 2024, we had $614.9 million available for repurchases pursuant to our share repurchase authorization from our Board of Directors in 2024 and prior years.

In addition, during 2024, we repurchased 45,817 shares at an average price of $328.72 per share, for a total of $15.1 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

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

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities, finance receivables, and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have investments consisting of equity securities, available for sale debt securities, and equity method investments. We calculated the estimated fair value of the equity securities, equity method investments, and U.S. Treasury debt securities using quoted market prices (Level 1). The fair value of corporate and municipal debt

NOTES TO FINANCIAL STATEMENTS	14

securities are measured using observable Level 2 market expectations at each measurement date. See Note 6 – Investments.

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

Nonfinancial assets such as goodwill, franchise value, or other long-lived assets are measured and recorded at fair value during a business combination or when there is an indicator of impairment. We evaluate our goodwill and franchise value using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the carrying value exceeds the fair value, we would further evaluate for potential impairment using a quantitative assessment. The quantitative assessment estimates fair values using unobservable (Level 3) inputs by discounting expected future cash flows of the store for franchise value, or reporting unit for goodwill. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, and cost of capital, for which we utilize certain market participant-based assumptions we believe to be reasonable. We estimate the value of other long-lived assets that are recorded at fair value on a non-recurring basis on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. Because these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.

There were no changes to our valuation techniques during the six-month period ended June 30, 2024.

NOTES TO FINANCIAL STATEMENTS	1

Below are our assets and liabilities that are measured at fair value:

	As of June 30, 2024				As of December 31, 2023
($ in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recorded at fair value
Marketable securities
Equity securities	$2.1	$2.1	$—	$—	$—	$—	$—	$—

U.S. Treasury	$19.9	$19.9	$—	$—	$—	$—	$—	$—
Municipal debt	9.6	—	9.6	—	—	—	—	—
Corporate debt	19.8	—	19.8	—	—	—	—	—
Total debt securities	$49.3	$19.9	$29.4	$—	$—	$—	$—	$—

Equity Method Investment
Pinewood Technologies Group PLC (PINE.L)	$100.0	$100.0	$—	$—	$—	$—	$—	$—

Derivatives
Derivative assets	$8.9	$—	$8.9	$—	$12.3	$—	$12.3	$—
Derivative liabilities	8.9	—	8.9	—	12.3	—	12.3	—

Recorded at historical value
Fixed rate debt [1]
4.625% Senior notes due 2027	$400.0	$379.5	$—	$—	$400.0	$380.0	$—	$—
4.375% Senior notes due 2031	550.0	489.5	—	—	550.0	492.3	—	—
3.875% Senior notes due 2029	800.0	718.0	—	—	800.0	716.0	—	—
Non-recourse notes payable	2,025.8	—	2,023.8	—	1,705.6	—	1,705.1	—
Real estate mortgages and other debt	721.3	—	725.4	—	603.5	—	644.5	—
1Excluding unamortized debt issuance costs

NOTE 13. ACQUISITIONS

In the first six months of 2024, we completed the following acquisitions:

•In January 2024, Pendragon PLC’s Fleet Management and UK Motor Divisions in the United Kingdom.
•In February 2024, Carousel Motor Group in Minnesota and Wisconsin.
•In May 2024, Pine View Hyundai Store in Ontario, Canada.
•In June 2024, Sunrise Chevrolet Buick GMC at Collierville and Sunrise Buick GMC at Wolfchase in Tennessee.

Revenue and operating income contributed by the 2024 acquisitions subsequent to the date of acquisition were as follows (in millions):

Six Months Ended June 30,	2024
Revenue	$2,393.0
Operating income	19.9

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

NOTES TO FINANCIAL STATEMENTS	2

The following tables summarize the consideration paid for the 2024 acquisitions and the preliminary purchase price allocations for identified assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Consideration
Cash paid, net of cash acquired	$1,169.5
Total consideration transferred	$1,169.5

(in millions)	Assets Acquired and Liabilities Assumed
Accounts receivables, net	$119.0
Inventories, net	999.5
Property and equipment	535.7
Operating lease right-of-use assets	289.8
Net investment in operating leases	181.5
Deferred taxes, net	20.5
Other assets	526.4
Floor plan notes payable assumed	(868.1)
Trade payables	(39.6)
Operating lease liabilities	(283.9)
Other liabilities and deferred revenue	(311.3)
Total net assets acquired and liabilities assumed	$1,169.5

The purchase price allocations for the acquisitions from the third quarter of 2023 through the second quarter of 2024 are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available and recorded unallocated items as a component of other non-current assets in the Consolidated Balance Sheets.

We expect all of the goodwill related to North American acquisitions completed in 2023 and 2024 to be deductible for US federal income tax purposes. Due to local country laws, we do not expect goodwill related to UK acquisitions completed in 2023 and 2024 to be deductible for UK income tax purposes.

In the three and six-month periods ended June 30, 2024, we recorded $1.8 million and $9.5 million in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $4.5 million and $5.7 million and of acquisition-related expenses in the same periods of 2023.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and six-month periods ended June 30, 2024 and 2023 had occurred on January 1, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenue	$9,276.3	$9,496.4	$18,361.9	$17,753.0
Net income attributable to Lithia Motors, Inc.	218.4	324.6	391.1	572.2
Basic earnings per share attributable to Lithia Motors, Inc.	8.03	11.79	14.29	20.80
Diluted earnings per share attributable to Lithia Motors, Inc.	8.02	11.77	14.27	20.76

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

NOTES TO FINANCIAL STATEMENTS	3

NOTE 14. EARNINGS PER SHARE

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

The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders	$214.2	$297.2	$376.7	$525.9

Weighted average common shares outstanding – basic	27.2	27.5	27.4	27.5
Effect of employee stock purchases and restricted stock units on weighted average common shares outstanding	—	0.1	—	0.1
Weighted average common shares outstanding – diluted	27.2	27.6	27.4	27.6

Basic earnings per share attributable to Lithia Motors, Inc.	$7.88	$10.79	$13.77	$19.11
Diluted earnings per share attributable to Lithia Motors, Inc.	$7.87	$10.78	$13.75	$19.08

The effect of antidilutive securities on common stock was evaluated for the three and six-month periods ended June 30, 2024 and 2023 and was determined to be immaterial.

NOTE 15. SEGMENTS

We operate in two reportable segments: Vehicle Operations and Financing Operations. Our Vehicle Operations consists of all aspects of our auto merchandising and service operations, excluding financing provided by our Financing Operations. Our Financing Operations segment provides financing to customers buying and leasing retail vehicles from our Vehicle Operations, as well as leasing vehicles from our fleet management services provider.

All other remaining unallocated corporate overhead expenses and internal charges are reported under “Corporate and Other.” Asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.

NOTES TO FINANCIAL STATEMENTS	4

Certain financial information on a segment basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Vehicle operations revenue	$9,231.8	$8,111.5	$17,793.6	$15,091.0

Vehicle operations gross profit	1,423.9	1,385.1	2,759.1	2,596.3
Floor plan interest expense	(76.6)	(34.7)	(137.3)	(62.3)
Vehicle operations selling, general and administrative	(1,052.7)	(848.4)	(2,042.8)	(1,671.5)
Vehicle operations income	294.6	502.0	579.0	862.5

Financing operations interest margin:
Interest and fee income	83.8	59.4	161.1	108.7
Interest expense	(47.0)	(45.6)	(94.8)	(83.1)
Total interest margin	36.8	13.8	66.3	25.6
Lease income	29.0	4.6	51.4	9.2
Depreciation and amortization	(27.3)	(2.0)	(45.3)	(4.4)
Lease income, net	1.7	2.6	6.1	4.8
Selling, general and administrative	(11.1)	(9.3)	(21.8)	(17.9)
Provision expense	(20.2)	(25.8)	(45.2)	(52.0)
Financing operations income (loss)	7.2	(18.7)	5.4	(39.5)

Total segment income for reportable segments	301.8	483.3	584.4	823.0

Corporate and other	77.5	6.2	133.3	64.9
Depreciation and amortization	(62.3)	(48.4)	(120.0)	(95.6)
Other interest expense	(61.2)	(43.9)	(124.8)	(83.0)
Other income, net	27.0	9.8	30.4	12.0
Income before income taxes	$282.8	$407.0	$503.3	$721.3

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU) 2023-07 related to improvements to reportable segment disclosures. The amendments in this update require additional disclosure of significant expenses related to our reportable segments, additional segment disclosures on an interim basis, and qualitative disclosures regarding the decision making process for segment resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We have adopted this pronouncement and plan to make the necessary updates to our segment disclosures for the year ending December 31, 2024, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

In December 2023, the FASB issued ASU 2023-09 related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2025, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

NOTE 17. SUBSEQUENT EVENTS

On July 17, 2024, we purchased a minority stake in Wheels, Inc., one of the largest fleet management companies in North America, in partnership with Marubeni Corporation. Total purchase price was approximately $205 million.

NOTES TO FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

•Future market conditions, including anticipated car and other sales levels and the supply of inventory
•Our business strategy and plans, including our achieving our long-term financial targets
•The growth, expansion, make-up and success of our network, including our finding accretive acquisitions and acquiring additional stores
•Annualized revenues from acquired stores
•The growth and performance of our Driveway e-commerce home solution and Driveway Finance Corporation (DFC), their synergies and other impacts on our business and our ability to meet Driveway and DFC-related targets
•The impact of sustainable vehicles and other market and regulatory changes on our business
•Our capital allocations and uses and levels of capital expenditures in the future
•Expected operating results, such as improved store performance, continued improvement of selling, general and administrative expenses (SG&A) as a percentage of gross profit and any projections
•Our anticipated financial condition and liquidity, including from our cash and the future availability of our credit facilities, unfinanced real estate and other financing sources
•Our continuing to purchase shares under our share repurchase program
•Our compliance with financial and restrictive covenants in our credit facilities and other debt agreements
•Our programs and initiatives for employee recruitment, training, and retention
•Our strategies and targets for customer retention, growth, market position, operations, financial results and risk management

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in the Risk Factors section of our 2023 Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC).

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

Overview
Lithia and Driveway (LAD) is one of the largest global automotive retailers providing an array of products and services throughout the vehicle ownership lifecycle. Simple, convenient and transparent experiences are offered through our comprehensive network of physical locations, e-commerce platforms, captive finance solutions, fleet management offerings, and other synergistic adjacencies. We have delivered consistent profitable growth in a massive and unconsolidated industry. Our highly diversified and competitively differentiated design provides us the flexibility and scale to pursue our vision to modernize personal transportation solutions wherever, whenever and however consumers desire. As of June 30, 2024, we operated 470 locations representing 52 brands in the United States, the United Kingdom, and Canada.

We offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, financing and insurance products and automotive repair and maintenance. We strive for diversification in our products, services, brands and geographic locations to reduce dependence on any one

MANAGEMENT’S DISCUSSION AND ANALYSIS	6

manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability. Our diversification, along with our operating structure, provides a resilient and nimble business model.

We seek to provide customers with a seamless, blended online and physical retail experience, broad selection and access to specialized expertise and knowledge. Our comprehensive network enables us to provide convenient touch points for customers and provides services throughout the vehicle life cycle. We seek to increase market share and optimize profitability by focusing on the consumer experience and applying proprietary performance measurement systems fueled by data science. Our Driveway and GreenCars brands complement our in-store experiences in the United States and provide convenient, simple and transparent platforms that serve as our e-commerce home solutions and allow us to deliver differentiated, proprietary digital experiences. Enhancing our business, our captive auto financing division allows us to provide financing solutions for customers and diversify our business model with adjacent products.

Our long-term strategy to create value for our customers, employees and shareholders includes the following elements:

Driving operational excellence, innovation and diversification
LAD builds magnetic brand loyalty in our 470 stores and with Driveway, our e-commerce home delivery experience, and GreenCars, our electric vehicle learning resource and marketplace. Operational excellence is achieved by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to improve market share, consumer loyalty, and profitability. By promoting an entrepreneurial model with our in-store experiences, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we develop high-performing teams and foster manufacturer relationships.

In response to evolving consumer preferences, we invest in modernization that supports and expands our core business. These digital strategies combine our experienced, knowledgeable workforce with our owned inventory and physical network of stores, enabling us to be agile and adapt to consumer preferences and market specific conditions. Additionally, we systematically explore transformative adjacencies, which are identified to be synergistic and complementary to our existing business, such as our captive auto finance division and our fleet funding and management division.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	7

As we focus on expanding our physical network of stores, one of the criteria we evaluate is a valuation multiple between 3x to 6x of investment in intangibles to estimated annualized adjusted EBITDA, with various factors including location, ability to expand our network and talent considered in determining value. We also target an investment in intangibles as a percentage of annualized revenues in the range of 15% to 30%.

We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. We believe our disciplined approach provides us with attractive acquisition opportunities and expanded coast-to-coast coverage.

Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology and adjacencies that expand and diversify our business model. In the current market of elevated acquisition pricing, we have adjusted our free cash flow deployment strategy. Under current conditions, including recent trends in our stock price, we may consider repurchases as a more attractive use of funds than acquisitions. Our current free cash flow deployment strategy has shifted to an allocation of 50 to 60% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 15 to 25% in shareholder return in the form of dividends and share repurchases. During the first six months of 2024, we utilized $209.7 million for capital expenditures investing in our existing business and paid $28.2 million in dividends and $217.2 million in share repurchases. As of June 30, 2024, we had available liquidity of approximately $1.3 billion, which was comprised of $516.4 million in unrestricted cash, $51.4 million in marketable securities, and $0.8 billion availability on our credit facilities. In addition, our unfinanced real estate could provide additional liquidity of approximately $0.3 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS	8

Financial Performance
We experienced growth of revenue in 2024 compared to 2023, primarily driven by increases in volume related to acquisitions. Gross profit on new and used vehicle retail sales declined compared to 2023 due to continued normalization of margins. Net income decline was primarily driven by this margin normalization, increased interest expense, and increased SG&A as a percentage of gross profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS	9

Vehicle Operations
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per unit values)	2024	2023	Change		2024	2023	Change
Revenues
New vehicle retail	$4,403.7	$4,014.7	9.7%		$8,417.8	$7,293.6	15.4%
Used vehicle retail	2,986.0	2,455.1	21.6		5,786.8	4,682.6	23.6
Finance and insurance	360.9	337.9	6.8		701.5	656.2	6.9
Service, body and parts	950.7	804.4	18.2		1,863.5	1,540.8	20.9
Total revenues	9,231.8	8,111.5	13.8		17,793.6	15,091.0	17.9

Gross profit
New vehicle retail	$320.8	$387.2	(17.1)%		$616.1	$721.0	(14.5)%
Used vehicle retail	195.6	212.7	(8.0)		378.2	378.3	—
Finance and insurance	360.9	337.9	6.8		701.5	656.2	6.9
Service, body and parts	529.4	443.9	19.3		1,031.4	838.3	23.0
Total gross profit	1,423.9	1,385.1	2.8		2,759.1	2,596.3	6.3

Gross profit margins
New vehicle retail	7.3%	9.6%	(230)	bps	7.3%	9.9%	(260)	bps
Used vehicle retail	6.5	8.7	(220)		6.5	8.1	(160)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	55.7	55.2	50		55.3	54.4	90
Total gross profit margin	15.4	17.1	(170)		15.5	17.2	(170)

Retail units sold
New vehicles	92,508	83,539	10.7%		178,191	151,334	17.7%
Used vehicles	109,249	80,573	35.6		211,685	158,715	33.4

Average selling price per retail unit
New vehicles	$47,603	$48,058	(0.9)%		$47,240	$48,195	(2.0)%
Used vehicles	27,332	30,471	(10.3)		27,337	29,503	(7.3)

Average gross profit per retail unit
New vehicles	$3,467	$4,635	(25.2)%		$3,457	$4,764	(27.4)%
Used vehicles	1,790	2,640	(32.2)		1,787	2,384	(25.0)
Finance and insurance	1,789	2,059	(13.1)		1,799	2,117	(15.0)
Total vehicle [1]	4,351	5,710	(23.8)		4,348	5,651	(23.1)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

MANAGEMENT’S DISCUSSION AND ANALYSIS	10

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2023 would be included in same store operating data beginning in June 2024, after its first complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the month of June for both comparable periods.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per unit values)	2024	2023	Change		2024	2023	Change
Revenues
New vehicle retail	$3,810.0	$3,954.6	(3.7)%		$7,069.5	$7,140.6	(1.0)%
Used vehicle retail	2,254.0	2,417.9	(6.8)		4,291.3	4,562.6	(5.9)
Finance and insurance	313.6	332.5	(5.7)		611.2	643.6	(5.0)
Service, body and parts	778.1	789.5	(1.4)		1,517.7	1,506.3	0.8
Total revenues	7,478.6	7,986.2	(6.4)		14,113.5	14,748.5	(4.3)

Gross profit
New vehicle retail	$265.1	$381.5	(30.5)%		$500.8	$704.8	(28.9)%
Used vehicle retail	169.5	209.1	(18.9)		322.2	369.5	(12.8)
Finance and insurance	313.6	332.5	(5.7)		611.2	643.6	(5.0)
Service, body and parts	438.0	437.3	0.2		847.4	821.3	3.2
Total gross profit	1,193.5	1,364.2	(12.5)		2,287.9	2,542.2	(10.0)

Gross profit margins
New vehicle retail	7.0%	9.6%	(260)	bps	7.1%	9.9%	(280)	bps
Used vehicle retail	7.5	8.6	(110)		7.5	8.1	(60)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	56.3	55.4	90		55.8	54.5	130
Total gross profit margin	16.0	17.1	(110)		16.2	17.2	(100)

Retail units sold
New vehicles	78,487	82,330	(4.7)%		146,830	148,262	(1.0)%
Used vehicles	78,223	79,201	(1.2)		152,867	155,024	(1.4)

Average selling price per retail unit
New vehicles	$48,543	$48,033	1.1%		$48,147	$48,162	—%
Used vehicles	28,816	30,529	(5.6)		28,072	29,432	(4.6)

Average gross profit per retail unit
New vehicles	$3,378	$4,634	(27.1)%		$3,411	$4,754	(28.2)%
Used vehicles	2,167	2,640	(17.9)		2,107	2,383	(11.6)
Finance and insurance	2,001	2,059	(2.8)		2,039	2,122	(3.9)
Total vehicle [1]	4,762	5,712	(16.6)		4,762	5,653	(15.8)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

New Retail Vehicles
We believe that our new vehicle retail sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and parts and service work. Our leaders in each market continue to adapt to changing conditions, respond to customer needs and manage inventory availability and selection.

MANAGEMENT’S DISCUSSION AND ANALYSIS	11

Q2 2024 vs. Q2 2023
New vehicles revenue for the three months ended June 30, 2024 increased 9.7% compared to the same period of 2023, driven by acquisition activity. Same store new vehicle revenue decreased 3.7% primarily due to a decrease in unit volume of 4.7%, partially offset by an increase in average selling prices of 1.1%. Same store new vehicle unit volumes in our North American locations were negatively impacted by the CDK Global software platform shutting down for a two-week period due to a cyber incident in the latter half of June. This shutdown interfered with the sale of retail vehicles.

Same store new vehicle gross profit per unit decreased 27.1%, driven by a decrease in new vehicle gross profit margins of 260 bps. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $1,295 to $5,571.

YTD 2024 vs. YTD 2023
New vehicle retail revenue for the six months ended June 30, 2024 increased 15.4% compared to the same period of 2023 primarily due to acquisition activity. Same store new vehicle retail revenue decreased 1.0% due to a decrease in unit volume of 1.0%, which resulted primarily from the CDK Global cyber incident, however yielded no change to average selling price.

Same store new vehicle retail gross profit per unit decreased 28.2%, driven by a decrease in new vehicle retail gross profit margins of 280 bps. Total same store new vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of new retail vehicles, decreased $1,436 to $5,665.

Used Retail Vehicles
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

Q2 2024 vs. Q2 2023
Used vehicle revenue for the three months ended June 30, 2024 increased 21.6% compared to the same period of 2023 driven by acquisition activity. On a same store basis, used vehicle revenue decreased 6.8% due to a decrease in unit volume of 1.2% and a decrease in average selling prices of 5.6%. Same store used vehicle unit volumes in our North American locations were negatively impacted by the CDK Global cyber incident noted above.

Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, decreased $544 to $3,975.

YTD 2024 vs. YTD 2023
Used vehicle retail revenue for the six months ended June 30, 2024 increased 23.6% compared to the same period of 2023 driven by acquisition activity. On a same store basis, used vehicle retail sales decreased 5.9% due to a decrease in average selling prices of 4.6% and a decrease in unit volume of 1.4%. Volume decreases were driven by decreasing volumes associated with certified vehicles. Total same store used vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of used retail vehicles, decreased $350 to $3,940.

Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which drive continued engagement with the consumer throughout the ownership lifecycle.

Q2 2024 vs. Q2 2023
Total finance and insurance income increased 6.8% in the three months ended June 30, 2024 compared to the same period of 2023, driven by acquisition activity. Same store finance and insurance revenues decreased 5.7%,

MANAGEMENT’S DISCUSSION AND ANALYSIS	12

driven by a decline in finance reserve revenues as we increase our penetration rates associated with Financing Operations and the growth of our captive auto loan and lease portfolio businesses. On a same store basis, our finance and insurance revenue per retail unit decreased $58 to $2,001.

YTD 2024 vs. YTD 2023
Total finance and insurance income increased 6.9% in the six months ended June 30, 2024 compared to the same period of 2023, driven by acquisition activity. Same store finance and insurance revenues decreased 5.0%, driven by a decline in service contract penetration rates. On a same store basis, our finance and insurance revenue per retail unit decreased $83 to $2,039.

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

Q2 2024 vs. Q2 2023
Our service, body, and parts revenue increased 18.2% in the three months ended June 30, 2024 compared to the same period of 2023, driven by acquisitions, as well as an increase in customer pay revenues. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. The largest contribution to our service, body and parts revenue was same store customer pay revenue of $443.2 million.

Same store service, body and parts gross profit increased 0.2%. This increase was primarily due to increased volumes of warranty transactions. Overall same store service, body, and parts gross margins increased 90 bps, primarily as a result of increased warranty gross margin. Same store customer pay gross margin decreased 200 bps.

YTD 2024 vs. YTD 2023
Our service, body, and parts revenue increased 20.9% in the six months ended June 30, 2024 compared to the same period of 2023, driven by acquisitions, as well as an increase in same store warranty and customer pay revenues. Same store customer pay revenues was the largest contribution to our service, body and parts revenue at $857.6 million.

Same store service, body and parts gross profit increased 3.2%. This increase was primarily due to increased volumes of warranty transactions. Overall same store service, body, and parts gross margins increased 130 bps, primarily as a result of increased warranty gross margin. Same store customer pay gross margin decreased 90 bps.

Financing Operations

In the United States, Financing Operations is a captive lender, originating loans only from our stores and Driveway. In Canada, Financing Operations originates loans and leases from both our Canadian stores and third-party dealerships. In the United Kingdom, Financing Operations is related to our fleet funding and management division. Financing Operations provides an opportunity to capture additional profits, cash flows, and sales while managing our reliance on third-party finance sources.

Financing Operations income reflects the interest and fee income generated by the portfolio of auto loan and finance lease receivables, plus the lease income generated by our net investment in operating leases, less the interest expense associated with the debt utilized to fund the lending, including internal capital, a provision for estimated loan and lease losses, depreciation on vehicles leased via operating leases, and directly-related expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS	13

Selected Financing Operations Financial Information

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2024	% (1)	2023	% (1)	2024	% [1]	2023	% [1]
Interest margin:
Interest and fee income	$83.8	9.3	$59.4	8.4	$161.1	9.1	$108.7	8.4
Interest expense	(47.0)	(5.2)	(45.6)	(6.5)	(94.8)	(5.4)	(83.1)	(6.4)
Total interest margin	36.8	4.1	13.8	2.0	66.3	3.8	25.6	2.0

Lease income	29.0		4.6		51.4		9.2
Depreciation and amortization	(27.3)		(2.0)		(45.3)		(4.4)
Lease income, net	1.7		2.6		6.1		4.8
Selling, general and administrative	(11.1)		(9.3)		(21.8)		(17.9)
Provision expense	(20.2)	(2.2)	(25.8)	(3.6)	(45.2)	(2.6)	(52.0)	(4.0)
Finance operations income (loss)	$7.2		$(18.7)		$5.4		$(39.5)

Total average managed finance receivables	$3,632.0		$2,823.3		$3,544.2		$2,618.2
1Annualized percentage of total average managed finance receivables.

DFC Portfolio Information1

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Loan origination information
Net loans originated	$561.5	$558.4	$1,054.3	$1,187.5
Vehicle units financed	19,030	17,967	36,249	38,895
Total penetration rate [2]	9.3%	12.1%	9.2%	13.5%
Weighted average contract rate	9.9%	9.5%	10.0%	9.2%
Weighted average credit score [3]	738	730	737	730
Weighted average FE LTV [4]	95.6%	95.6%	95.4%	95.8%
Weighted average term (in months)	72	73	72	73

Loan performance information
Allowance for loan losses as a percentage of ending managed receivables	3.2%	3.2%	3.2%	3.2%
Net credit losses on managed receivables	$15.1	$13.1	$34.4	$26.5
Annualized net credit losses as a percentage of total average managed receivables	1.8%	2.0%	2.0%	2.2%
Past due accounts as a percentage of ending managed receivables [5]	4.3%	4.1%	4.3%	4.1%
Average recovery rate [6]	45.5%	54.2%	44.6%	54.5%
1Excludes Canadian portfolio
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

Q2 2024 vs. Q2 2023
Financing operations recorded income in the three months ended June 30, 2024 compared to a loss in the same period of 2023 primarily due to the increased interest income resulting from the growth of the portfolio and increased customer rates, decreased cost of funds, along with a decrease in provision expense due to a release in the allowance for credit losses driven by improving portfolio performance and the effect of tightening of underwriting standards in recent periods.

Loan originations increased as we continue to grow and mature our portfolio. The weighted average contract rate of loans originated in the three months ended June 30, 2024 increased to 9.9%, compared with 9.5% in the same

MANAGEMENT’S DISCUSSION AND ANALYSIS	14

period of 2023, primarily due to increasing rates charged to borrowers, which had a negative impact on our penetration rate. The decrease in annualized net charge-offs past due accounts as a percentage of ending managed receivables compared to the prior year reflects the increased credit quality of our portfolio, along with continued operational improvements.

YTD 2024 vs. YTD 2023
Financing operations recorded income in the six months ended June 30, 2024 compared to a loss in the same period of 2023 primarily due to increased contract rates to borrowers, resulting in an expansion of total interest margin to 3.8%, a decrease in provision expense, and the addition of the UK Financing Operations business.

The weighted average contract rate on loans originated in the six months ended June 30, 2024 increased to 10.0%, compared with 9.2% in the same period of 2023. The decrease in provision expense compared to the prior year reflected a release of the allowances for credit losses driven by the increased credit quality of the portfolio and tightening of underwriting standards. The decrease in selling, general and administrative expenses as a percentage of receivables compared to the prior year reflected improved operational performance and economies of scale.

Operating Expenses

Selling, General and Administrative Expense (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

Q2 2024 vs. Q2 2023

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2024	2023
Personnel	$623.5	$556.1	$67.4	12.1%
Advertising	62.7	61.9	0.8	1.3
Rent	33.0	22.0	11.0	50.0
Facility costs[1]	60.8	45.3	15.5	34.2
Loss (gain) on sale of assets	2.5	(1.0)	3.5	NM
Other	192.7	157.9	34.8	22.0
Total SG&A	$975.2	$842.2	$133.0	15.8%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2024	2023
Personnel	43.8%	40.2%	360	bps
Advertising	4.4	4.5	(10)
Rent	2.3	1.6	70
Facility costs	4.3	3.3	100
Loss (gain) on sale of assets	0.2	(0.1)	30
Other	13.5	11.3	220
Total SG&A	68.5%	60.8%	770	bps

SG&A as a percentage of gross profit was 68.5% for the three months ended June 30, 2024 compared to 60.8% for the same period of 2023. SG&A expense increased 15.8%, driven by increases in all areas, primarily as a result of our growth in the United Kingdom.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 66.6% compared to 60.0% for the same period of 2023. The increase was primarily related to the decrease in gross profit exceeding the decrease in same store SG&A costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS	15

YTD 2024 vs. YTD 2023

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2024	2023
Personnel	$1,225.9	$1,065.4	$160.5	15.1%
Advertising	126.1	121.9	4.2	3.4
Rent	63.3	40.7	22.6	55.5
Facility costs [1]	119.6	86.5	33.1	38.3
Loss (gain) on sale of assets	1.5	(8.1)	9.6	NM
Other	373.1	300.2	72.9	24.3
Total SG&A	$1,909.5	$1,606.6	$302.9	18.9%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2024	2023
Personnel	44.4%	41.0%	340	bps
Advertising	4.6	4.7	(10)
Rent	2.3	1.6	70
Facility costs	4.3	3.3	100
Gain on sale of assets	0.1	(0.3)	40
Other	13.5	11.6	190
Total SG&A	69.2%	61.9%	730	bps

SG&A as a percentage of gross profit was 69.2% for the six months ended June 30, 2024 compared to 61.9% for the same period of 2023. Total SG&A expense increased 18.9%, driven by increases in all areas, primarily as a result of our growth in the United Kingdom.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 66.9% compared to 61.2% for the same period of 2023. The increase was primarily related to the decrease in gross profit exceeding the decrease in same store SG&A costs.

SG&A expense adjusted for non-core charges was as follows:
Q2 2024 vs. Q2 2023

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2024	2023
Personnel	$623.5	$556.1	$67.4	12.1%
Advertising	62.7	61.9	0.8	1.3
Rent	33.0	22.0	11.0	50.0
Facility costs[1]	60.8	45.3	15.5	34.2
Adjusted loss on sale of assets	2.5	—	2.5	NM
Adjusted other	184.9	151.0	33.9	22.5
Adjusted total SG&A	$967.4	$836.3	$131.1	15.7%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS	16

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2024	2023
Personnel	43.8%	40.2%	360	bps
Advertising	4.4	4.5	(10)
Rent	2.3	1.6	70
Facility costs	4.3	3.3	100
Adjusted loss on sale of assets	0.2	—	20
Adjusted other	12.9	10.8	210
Adjusted total SG&A	67.9%	60.4%	750	bps

Adjusted SG&A for the three months ended June 30, 2024 excludes $1.8 million in acquisition-related expenses and $6.0 million in storm insurance charges.

Adjusted SG&A for the three months ended June 30, 2023 excludes $4.5 million in acquisition-related expenses and $2.4 million in storm insurance charges, partially offset by a $1.0 million net gain on store disposals .

YTD 2024 vs. YTD 2023

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2024	2023
Personnel	$1,225.9	$1,065.4	$160.5	15.1%
Advertising	126.1	121.9	4.2	3.4%
Rent	63.3	40.7	22.6	55.5%
Facility costs[1]	119.6	86.5	33.1	38.3%
Adjusted (gain) loss on sale of assets	1.5	0.1	1.4	NM
Adjusted other	357.6	281.9	75.7	26.9%
Adjusted total SG&A	$1,894.0	$1,596.5	$297.5	18.6%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2024	2023
Personnel	44.4%	41.0%	340	bps
Advertising	4.6	4.7	(10)
Rent	2.3	1.6	70
Facility costs	4.3	3.3	100
Adjusted gain on sale of assets	0.1	—	10
Adjusted other	12.9	10.9	200
Adjusted total SG&A	68.6%	61.5%	710	bps

Adjusted SG&A for the six months ended June 30, 2024 excludes $9.5 million in acquisition-related expenses and $6.0 million in storm insurance charges.

Adjusted SG&A for the six months ended June 30, 2023 excludes $10.1 million in one-time contract buyouts, $5.7 million in acquisition-related expenses and $2.5 million in storm insurance charges, offset by a $8.2 million net gain on store disposals.

Adjusted SG&A is a non-GAAP measure. See “Non-GAAP Reconciliations” for more details.

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

Shown below are the details for carrying costs for new vehicles net of floor plan assistance earned:

MANAGEMENT’S DISCUSSION AND ANALYSIS	17

Q2 2024 vs. Q2 2023

	Three Months Ended June 30,			%
(in millions)	2024	2023	Change	Change
Floor plan interest expense (new vehicles)	$76.6	$34.7	$41.9	120.7%
Floor plan assistance (included as an offset to cost of sales)	(42.5)	(41.1)	(1.4)	3.4
Net new vehicle carrying costs (benefit)	$34.1	$(6.4)	$40.5	(632.8)

Floor plan interest expense increased $41.9 million in the three months ended June 30, 2024 compared to the same period of 2023 due to rising interest rates and increased inventory levels.

YTD 2024 vs. YTD 2023

	Six Months Ended June 30,			%
($ in millions)	2024	2023	Change	Change
Floor plan interest expense (new vehicles)	$137.3	$62.3	$75.0	120.4%
Floor plan assistance (included as an offset to cost of sales)	(82.6)	(75.7)	(6.9)	9.1
Net new vehicle carrying costs (benefit)	$54.7	$(13.4)	$68.1	(508.2)

Floor plan interest expense increased $75.0 million in the six months ended June 30, 2024 compared to the same period of 2023 due to rising interest rates and increased inventory levels.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

Q2 2024 vs. Q2 2023

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2024	2023
Depreciation and amortization	$62.3	$48.4	$13.9	28.7%

YTD 2024 vs. YTD 2023

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2024	2023
Depreciation and amortization	$120.0	$95.6	$24.4	25.5%
Acquisition activity contributed to the increase in depreciation and amortization in 2024 compared to 2023. We acquired $0.7 billion of depreciable property as part of our acquisition activity over the trailing twelve months ended June 30, 2024. For the six months ended June 30, 2024, we invested $209.7 million in capital expenditures. These investments increased the amount of depreciation expense in the six months ended June 30, 2024. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

Q2 2024 vs. Q2 2023

	Three Months Ended June 30,
	2024	2023
Operating margin	4.3%	5.9%
Operating margin adjusted for non-core charges [1]	4.3%	5.9%
1See “Non-GAAP Reconciliations” for more details.

MANAGEMENT’S DISCUSSION AND ANALYSIS	18

Operating margin decreased 160 bps in the three months ended June 30, 2024 compared to the same period in 2023, primarily due to increased SG&A of 15.8%, offset by increased gross profit of 2.8%.

YTD 2024 vs. YTD 2023

	Six Months Ended June 30,
	2024	2023
Operating margin	4.1%	5.7%
Operating margin adjusted for non-core charges [1]	4.2%	5.7%
1See “Non-GAAP Reconciliations” for more details.

Operating margin decreased 160 bps in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to increased SG&A of 18.9%, offset by increased gross profit of 6.3%.

Non-Operating Expenses

Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, used and service loaner vehicle inventory financing commitments, and revolving lines of credit.

Q2 2024 vs. Q2 2023

	Three Months Ended June 30,		Increase	% Increase
(in millions)	2024	2023
Mortgage interest	$12.2	$8.4	$3.8	45.2
Other interest	50.0	35.8	14.2	39.7
Capitalized interest	(1.0)	(0.3)	0.7	NM
Total other interest expense	$61.2	$43.9	$17.3	39.4%
NM - not meaningful

Other interest expense for the three months ended ended June 30, 2024 increased $17.3 million related to increased borrowings and interest rates compared to the same period of 2023.

YTD 2024 vs. YTD 2023

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2024	2023
Mortgage interest	$23.5	$16.3	$7.2	44.2%
Other interest	103.5	67.8	35.7	52.7
Capitalized interest	(2.2)	(1.1)	1.1	NM
Total other interest expense	$124.8	$83.0	41.8	50.4
NM - not meaningful

Other interest expense for the six months ended June 30, 2024 increased $41.8 million related to increased borrowings and interest rates compared to the same period of 2023.

Other Income, net

Q2 2024 vs. Q2 2023

	Three Months Ended June 30,		Decrease	% Increase
(Dollars in millions)	2024	2023
Other income, net	$27.0	$9.8	$17.2	175.5%

Other income, net in the three months ended June 30, 2024 included $29.5 million in unrealized investment gains, primarily associated with our investment in PINE.L, offset by a $2.0 million unrealized loss due to foreign currency exchange. This compares to a $6.2 million unrealized gain due to foreign currency exchange in the three months ended June 30, 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS	19

YTD 2024 vs. YTD 2023

	Six Months Ended June 30,		Decrease	% Decrease
($ in millions)	2024	2023
Other income, net	$30.4	$12.0	$18.4	153.3%

Other income, net in the six months ended June 30, 2024 included $29.5 million in unrealized investment gains, primarily associated with our investment in PINE.L, and $5.6 million of interest income offset by a $7.5 million loss due to foreign currency exchange. This compares to a $5.1 million unrealized gain due to foreign currency exchange in the six months ended June 30, 2023.

Income Tax Provision
Our effective income tax rate was as follows:

	Six Months Ended June 30,
	2024	2023
Effective income tax rate	24.2%	26.4%
Effective income tax rate excluding non-core items	25.3%	26.3%

Our effective income tax rate for the six months ended June 30, 2024 compared to last year was positively affected by a reduction in the current and deferred state tax rate due to the impact of global network expansion on worldwide combined reporting states, filing elections, and statutory rate changes. Our rate was also positively affected by an increase in tax benefit from stock awards vesting in the current period and an increase in general business credits. Excluding non-core charges, we estimate our annual effective income tax rate to be 26.0%.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	20

	Three Months Ended June 30, 2024
(in millions, except per share amounts)	As reported	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$975.2	$(6.0)	$(1.8)	—	$967.4
Operating income	393.6	6.0	1.8	—	401.4

Income before income taxes	$282.8	$6.0	$1.8	$—	$290.6
Income tax (provision) benefit	(66.2)	(1.5)	1.3	(7.6)	(74.0)
Net income (loss)	216.6	4.5	3.1	(7.6)	216.6
Net income attributable to non-controlling interest	(1.0)	—	—	—	(1.0)
Net income attributable to redeemable non-controlling interest	(1.4)	—	—	—	(1.4)
Net income (loss) attributable to Lithia Motors, Inc.	$214.2	$4.5	$3.1	$(7.6)	$214.2

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$7.87	$0.17	$0.11	$(0.28)	$7.87
Diluted share count	27.2

	Three Months Ended June 30, 2023
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$842.2	$1.0	$(2.4)	$(4.5)	$836.3
Operating income (loss)	475.8	(1.0)	2.4	4.5	481.7

Income (loss) before income taxes	$407.0	$(1.0)	$2.4	$4.5	$412.9
Income tax (provision) benefit	(105.9)	0.4	(0.6)	(0.5)	(106.6)
Net income (loss)	301.1	(0.6)	1.8	4.0	306.3
Net loss attributable to non-controlling interest	(1.8)	—	—	—	(1.8)
Net income attributable to redeemable non-controlling interest	(2.1)	—	—	—	(2.1)
Net income (loss) attributable to Lithia Motors, Inc.	$297.2	$(0.6)	$1.8	$4.0	$302.4

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$10.78	$(0.02)	$0.06	$0.14	$10.96
Diluted share count	27.6

	Six Months Ended June 30, 2024
(in millions, except per share amounts)	As reported	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$1,909.5	$(6.0)	$(9.5)	$—	$1,894.0
Operating income	735.0	6.0	9.5	—	750.5

Income before income taxes	$503.3	$6.0	$9.5	$—	$518.8
Income tax provision	(121.8)	(1.5)	(0.3)	(7.6)	(131.2)
Net income (loss)	381.5	4.5	9.2	(7.6)	387.6
Net income attributable to non-controlling interest	(2.5)	—	—	—	(2.5)
Net income attributable to redeemable non-controlling interest	(2.3)	—	—	—	(2.3)
Net income (loss) attributable to Lithia Motors, Inc.	$376.7	$4.5	$9.2	$(7.6)	$382.8

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$13.75	$0.17	$0.33	$(0.28)	$13.97
Diluted share count	27.4

MANAGEMENT’S DISCUSSION AND ANALYSIS	21

	Six Months Ended June 30, 2023
(in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Insurance reserves	Acquisition expenses	Contract buyouts	Adjusted
Selling, general and administrative	$1,606.6	$8.2	$(2.5)	$(5.7)	$(10.1)	$1,596.5
Operating income (loss)	854.6	(8.2)	2.5	5.7	10.1	864.7

Income (loss) before income taxes	$721.3	$(8.2)	$2.5	$5.7	$10.1	$731.4
Income tax (provision) benefit	(190.6)	2.4	(0.7)	(0.7)	(2.7)	(192.3)
Net income (loss)	530.7	(5.8)	1.8	5.0	7.4	539.1
Net income attributable to non-controlling interest	(2.5)	—	—	—	—	(2.5)
Net income attributable to redeemable non-controlling interest	(2.3)	—	—	—	—	(2.3)
Net income (loss) attributable to Lithia Motors, Inc.	$525.9	$(5.8)	$1.8	$5.0	$7.4	$534.3

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$19.08	$(0.21)	$0.06	$0.18	$0.27	$19.38
Diluted share count	27.6

Liquidity and Capital Resources
We manage our liquidity and capital resources in the context of our overall business strategy, continually forecasting and managing our cash, working capital balances and capital structure in a way that we believe will meet the short-term and long-term obligations of our business while maintaining liquidity and financial flexibility. In the current market of elevated acquisition pricing, we have adjusted our free cash flow deployment strategy. Under current conditions, including recent trends in our stock price, we may consider repurchases as a more attractive use of funds than acquisitions. Our current free cash flow deployment strategy has shifted to allocation of 50% to 60% investment in acquisitions, 25% investment in capital expenditures, Driveway and Driveway Finance Corporation and 15% to 25% in shareholder return in the form of dividends and share repurchases.

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

Available Sources
Below is a summary of our immediately available funds:

($ in millions)	June 30, 2024	December 31, 2023	Change	% Change
Cash and cash equivalents	$516.4	$825.0	$(308.6)	(37.4)%
Marketable securities	51.4	—	51.4	—
Available credit on credit facilities	781.2	870.4	(89.2)	(10.2)
Total current available funds	$1,349.0	$1,695.4	$(346.4)	(20.4)%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Six Months Ended June 30,		Change
(in millions)	2024	2023	in Cash Flow
Net cash provided by (used in) operating activities	$144.0	$(298.7)	$442.7
Net cash used in investing activities	(1,515.1)	(1,000.2)	(514.9)
Net cash provided by financing activities	1,117.6	1,248.5	(130.9)

MANAGEMENT’S DISCUSSION AND ANALYSIS	22

Operating Activities
Cash provided by (used in) operating activities for the six months ended June 30, 2024 increased $442.7 million compared to the same period of 2023, primarily related to an increase in floor plan notes payable and finance receivables activity, partially offset by inventory activity and a decrease in net income compared to the same period of 2023.

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

	Six Months Ended June 30,		Change
(in millions)	2024	2023	in Cash Flow
Net cash provided by (used in) operating activities – as reported	$144.0	$(298.7)	$442.7
Adjust: Net borrowings on floor plan notes payable, non-trade	444.5	223.5	221.0
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(22.7)	(109.7)	87.0
Adjust: Financing receivables activity	386.9	684.6	(297.7)
Net cash provided by operating activities – adjusted	$952.7	$499.7	$453.0

Investing Activities
Net cash used in investing activities totaled $1.5 billion and $1.0 billion, respectively, for the six months ended June 30, 2024 and 2023.

Below are highlights of significant activity related to our cash flows from investing activities:

	Six Months Ended June 30,		Change
(in millions)	2024	2023	in Cash Flow
Capital expenditures	$(209.7)	$(97.1)	$(112.6)
Cash paid for acquisitions, net of cash acquired	(1,169.5)	(978.5)	(191.0)
Cash paid for other investments	(146.8)	(11.1)	(135.7)
Proceeds from sales of stores	6.9	85.7	(78.8)

Capital Expenditures
Below is a summary of our capital expenditure activities ($ in millions):
Many manufacturers provide assistance in the form of additional incentives or assistance if facilities meet specified standards and requirements. We expect that certain facility upgrades and remodels will generate additional

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

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

The increase in capital expenditures for the six months ended June 30, 2024, compared to the same period of 2023 was higher across nearly all categories, driven by higher existing operations improvements.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Six Months Ended June 30,
	2024	2023
Number of locations acquired	142	51

(in millions)
Cash paid for acquisitions, net of cash acquired	$(1,169.5)	$(978.5)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	22.7	109.7
Cash paid for acquisitions, net of cash acquired – adjusted	$(1,146.8)	$(868.8)

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

Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing Operations segment was as follows:

	Six Months Ended June 30,		Change
(in millions)	2024	2023	in Cash Flow
Cash provided by financing activities, as reported	$1,117.6	$1,248.5	$(130.9)
Less: Net borrowings on floor plan notes payable: non-trade	(444.5)	(223.5)	(221.0)
Less: Net borrowings on non-recourse notes payable	(320.2)	(824.9)	504.7
Cash provided by financing activities, as adjusted	$352.9	$200.1	$152.8

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade, which are discussed above:

	Six Months Ended June 30,		Change
(in millions)	2024	2023	in Cash Flow
Net borrowings on lines of credit	$458.7	$260.1	$198.6
Principal payments on long-term debt and finance lease liabilities, other	(15.1)	(3.4)	(11.7)
Proceeds from issuance of long-term debt	179.8	10.4	169.4
Principal payments on non-recourse notes payable	(418.8)	(211.5)	(207.3)
Proceeds from the issuance of non-recourse notes payable	739.0	1,036.4	(297.4)
Proceeds from issuance of common stock	13.8	14.9	(1.1)
Repurchase of common stock, excluding excise tax imposed under the Inflation Reduction Act	(217.2)	(14.5)	(202.7)
Dividends paid	(28.2)	(25.4)	(2.8)

Equity Transactions
Our Board of Directors has authorized the repurchase of up to $2.1 billion of our Common Stock. We repurchased a total of 834,386 shares of our Common Stock at an average price of $260.23 in the first six months of 2024, 45,817 related to tax withholding on vesting RSUs, and 788,569 related to our repurchase authorization. As of June 30, 2024, we had $614.9 million remaining available for repurchases and the authorization does not have an expiration date.

In the first six months of 2024, we declared and paid dividends on our Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2024	$0.50	$13.8
May 2024	$0.53	$14.4

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of June 30, 2024
(in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$2,697.4	$—	1
Floor plan notes payable	2,590.1	—
Used and service loaner vehicle inventory financing commitments	1,014.8	30.4	2
Revolving lines of credit	1,848.5	732.9	2, 3
Warehouse facilities	701.0	17.9
Non-recourse notes payable	2,025.8	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Real estate mortgages, finance lease obligations, and other debt	876.4	—
Unamortized debt issuance costs	(28.3)	—	4
Total debt, net	$13,475.7	$781.2
1As of June 30, 2024, we had a $2.8 billion new vehicle floor plan commitment as part of our US Bank syndicated credit facility, and a $500 million CAD wholesale floorplan commitment as part of our Bank of Nova Scotia syndicated credit facility.
2The amount available on these credit facilities are limited based on borrowing base calculations and fluctuates monthly.
3Available credit is based on the borrowing base amount effective as of May 31, 2024. This amount is reduced by $37.0 million for outstanding letters of credit.
4Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability.

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

Financial Covenants
Our credit facilities, non-recourse notes payable, and senior notes contain customary representations and warranties, conditions and covenants for transactions of these types.

Recent Accounting Pronouncements
See Note 16 – Recent Accounting Pronouncements for discussion.

Critical Accounting Policies and Use of Estimates
There have been no material changes in the critical accounting policies and use of estimates described in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2023 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 23, 2024.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2023 Annual Report on Form 10-K, which was filed with the SEC on February 23, 2024. We have described in our 2023 Annual Report on Form 10-K, under “Risk Factors” in Item 1A, the primary risks related to our business and securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2024:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)[1]
April	248,769	$256.73	248,759	$403,132
May	360,820	256.57	360,734	310,580
June	179,281	254.96	179,076	614,923
Total	788,870	256.25	788,569
1On June 4, 2024, our Board of Directors approved an additional $350 million repurchase authorization of our common stock. This authorization was in addition to the amount previously authorized by the Board for repurchase. There is no expiration date for this share repurchase authorization.
2Of the shares repurchased in the second quarter of 2024, 301 shares were related to tax withholding upon the vesting of RSUs.

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the second quarter of 2024.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Lithia Motors, Inc.	10-Q	001-14733	3.1	07/28/21
3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc.	8-K	001-14733	3.2	04/25/19
10.1	Second Amendment to Credit Agreement, dated May 14, 2024, among Lithia Master LP Company, LP, the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, Lithia Master GP Company, Inc. and the other general partners of the Borrowers, the lenders party thereto from time to time, and The Bank of Nova Scotia.*					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes to consolidated financial statements					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.					X
*Certain confidential and immaterial terms redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

27

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2024	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

28