Form 10-Q
period 2024-09-30
LITHIA MOTORS INC
filed 2024-10-25
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2024, there were 26,637,156 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
AFS	Available-for-sale
ASC	Accounting Standards Codification
ASU	Accounting standards update
BOA	Bank of America
Board	Board of directors
BNS	The Bank of Nova Scotia
BPS	Basis points
CAD	Canadian Dollar ($)
CORRA	Canadian Overnight Repo Rate Average
CPO	Certified pre-owned
DFC	Driveway Finance Corporation
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GBP	Great Britain Pound (£)
JPM	JPMorgan Chase Bank, N.A.
LAD	Lithia and Driveway
LMMH	Lithia Marubeni Mobility Holdings
MD&A	Management’s discussion and analysis
Mizuho	Mizuho Bank, Ltd.
NCI	Non-controlling interest
NM	Not meaningful
NYSE	New York Stock Exchange
PINE.L	Pinewood Technologies Group PLC
PPA	Purchase price allocation
QTD	Quarter-to-date
RSU	Restricted stock units
SEC	Securities and Exchange Commission
SG&A	Selling, general, and administrative
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
U.K.	United Kingdom
U.S.	United States of America
USB	US Bank National Association
USD	United States Dollar ($)
YTD	Year-to-date

GLOSSARY	1

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$359.5	$941.4
Accounts receivable, net of allowance for doubtful accounts of $3.1 and $7.1	1,209.4	1,123.1
Inventories, net	6,100.2	4,753.9
Other current assets	224.0	136.8
Total current assets	7,893.1	6,955.2

Property and equipment, net of accumulated depreciation of $773.8 and $646.7	4,664.0	3,981.4
Operating lease right-of-use assets	722.5	478.8
Finance receivables, net of allowance for estimated losses of $120.5 and $106.4	3,765.5	3,242.3
Goodwill	2,126.2	1,930.6
Franchise value	2,575.3	2,402.2
Other non-current assets	1,514.9	642.0
Total assets	$23,261.5	$19,632.5

Liabilities and equity
Current liabilities:
Floor plan notes payable	$2,602.9	$1,347.0
Floor plan notes payable: non-trade	2,516.7	2,288.5
Current maturities of long-term debt	113.2	75.7
Current maturities of non-recourse notes payable	10.3	33.9
Trade payables	301.3	288.0
Accrued liabilities	1,119.7	899.1
Total current liabilities	6,664.1	4,932.2

Long-term debt, less current maturities	6,399.8	5,483.7
Non-recourse notes payable, less current maturities	1,772.7	1,671.7
Deferred revenue	400.5	264.1
Deferred income taxes	455.8	349.3
Non-current operating lease liabilities	636.1	427.9
Other long-term liabilities	304.3	220.7
Total liabilities	16,633.3	13,349.6

Redeemable non-controlling interest	—	44.0

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 26.6 and 27.4	878.3	1,100.6
Additional paid-in capital	94.3	79.9
Accumulated other comprehensive income	75.4	20.1
Retained earnings	5,556.7	5,013.3
Total stockholders’ equity - Lithia Motors, Inc.	6,604.7	6,213.9
Non-controlling interest	23.5	25.0
Total equity	6,628.2	6,238.9
Total liabilities, redeemable non-controlling interest, and equity	$23,261.5	$19,632.5

 See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	2

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts; Unaudited)	2024	2023	2024	2023
Revenues:
New vehicle retail	$4,430.0	$3,885.8	$12,847.9	$11,179.5
Used vehicle retail	2,843.3	2,620.2	8,630.1	7,302.8
Used vehicle wholesale	390.9	316.1	1,018.1	1,082.4
Finance and insurance	360.4	349.4	1,061.9	1,005.6
Aftersales	1,012.8	838.0	2,876.3	2,378.8
Fleet and other	183.6	267.5	580.4	418.9
Total revenues	9,221.0	8,277.0	27,014.7	23,368.0
Cost of sales:
New vehicle retail	4,123.6	3,526.9	11,925.4	10,099.6
Used vehicle retail	2,654.4	2,431.2	8,062.9	6,735.4
Used vehicle wholesale	393.0	322.1	1,020.7	1,091.9
Aftersales	453.0	375.2	1,285.1	1,077.7
Fleet and other	166.6	250.3	531.1	395.2
Total cost of sales	7,790.6	6,905.7	22,825.2	19,399.8
Gross profit	1,430.4	1,371.3	4,189.5	3,968.2

Finance operations income (loss)	0.9	(4.4)	6.4	(43.8)

Selling, general and administrative	943.6	850.8	2,853.0	2,458.1
Depreciation and amortization	63.5	50.8	183.6	146.4
Operating profit	424.2	465.3	1,159.3	1,319.9
Floor plan interest expense	(76.6)	(40.2)	(214.0)	(102.6)
Other interest expense, net	(64.5)	(58.5)	(189.3)	(141.5)
Other income (expense),net	5.1	(5.3)	35.4	6.8
Income before income taxes	288.2	361.3	791.4	1,082.6
Income tax provision	(65.3)	(96.4)	(187.0)	(287.0)
Net income	222.9	264.9	604.4	795.6
Net income attributable to non-controlling interest	(1.2)	(2.1)	(3.8)	(4.7)
Net income attributable to redeemable non-controlling interest	(12.6)	(1.3)	(14.8)	(3.6)
Net income attributable to Lithia Motors, Inc.	$209.1	$261.5	$585.8	$787.3

Basic earnings per share attributable to Lithia Motors, Inc. common stockholders	$7.82	$9.49	$21.57	$28.60
Shares used in basic per share calculations	26.7	27.6	27.2	27.5

Diluted earnings per share attributable to Lithia Motors, Inc. common stockholders	$7.80	$9.46	$21.54	$28.54
Shares used in diluted per share calculations	26.8	27.6	27.2	27.6

Cash dividends paid per share	$0.53	$0.50	$1.56	$1.42

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; Unaudited)	2024	2023	2024	2023
Net income	$222.9	$264.9	$604.4	$795.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	71.6	(25.9)	54.6	3.3
Unrealized gain on debt securities, net of tax provision of $(0.3), $0.0, $(0.2) and $0.0, respectively	1.2	—	0.7	—
Total other comprehensive income (loss), net of tax	72.8	(25.9)	55.3	3.3
Comprehensive income	295.7	239.0	659.7	798.9

Comprehensive income attributable to non-controlling interest	(1.2)	(2.1)	(3.8)	(4.7)
Comprehensive income attributable to redeemable non-controlling interest	(12.6)	(1.3)	(14.8)	(3.6)
Comprehensive income attributable to Lithia Motors, Inc.	$281.9	$235.6	$641.1	$790.6

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; Unaudited)	2024	2023	2024	2023
Total equity, beginning balances	$6,392.4	$5,759.7	$6,238.9	$5,210.4

Common stock, beginning balances	924.0	1,116.1	1,100.6	1,082.1
Stock-based compensation	1.5	2.5	29.7	36.1
Issuance of stock in connection with employee stock purchase plans	7.4	7.9	21.2	22.8
Repurchase of common stock, including excise tax	(54.6)	—	(273.2)	(14.5)
Common stock, ending balances	878.3	1,126.5	878.3	1,126.5

Additional paid-in capital, beginning balances	79.5	62.5	79.9	76.8
Stock-based compensation	14.8	8.6	14.4	(5.7)
Additional paid-in capital, ending balances	94.3	71.1	94.3	71.1

Accumulated other comprehensive income (loss), beginning balances	2.6	11.2	20.1	(18.0)
Foreign currency translation adjustment	71.6	(25.9)	54.6	3.3
Unrealized gain on debt securities, net of tax provision of $(0.3), $0.0, $(0.2), and $0.0, respectively	1.2	—	0.7	—
Accumulated other comprehensive income (loss), ending balances	75.4	(14.7)	75.4	(14.7)

Retained earnings, beginning balances	5,361.8	4,565.8	5,013.3	4,065.3
Net income attributable to Lithia Motors, Inc.	209.1	261.5	585.8	787.3
Dividends paid	(14.2)	(13.8)	(42.4)	(39.1)
Retained earnings, ending balances	5,556.7	4,813.5	5,556.7	4,813.5

Non-controlling interest, beginning balances	24.5	4.1	25.0	4.2
(Distribution) contribution of non-controlling interest	(2.2)	19.9	(5.3)	17.2
Net income attributable to non-controlling interest	1.2	2.1	3.8	4.7
Non-controlling interest, ending balances	23.5	26.1	23.5	26.1

Total equity, ending balances	$6,628.2	$6,022.5	$6,628.2	$6,022.5

Redeemable non-controlling interest, beginning balances	$46.2	$43.0	$44.0	$40.7
Distribution of redeemable non-controlling interest	(0.1)	—	(0.1)	—
Net income attributable to redeemable non-controlling interest	12.6	1.3	14.8	3.6
Redemption of redeemable non-controlling interest	(58.7)	—	(58.7)	—
Redeemable non-controlling interest, ending balances	$—	$44.3	$—	$44.3

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	5

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
(In millions; Unaudited)	2024	2023
Cash flows from operating activities:
Net income	$604.4	$795.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	219.7	154.9
Stock-based compensation	44.1	30.4
Net loss on disposal of other assets	3.8	0.1
Net gain on disposal of stores	(0.3)	(31.4)
Unrealized investment gain, net	(27.6)	(0.1)
Deferred income taxes	86.9	47.2
Amortization of operating lease right-of-use assets	70.6	49.1
Decrease (increase) (net of acquisitions and dispositions):
Accounts receivable, net	44.7	(110.6)
Inventories	(324.3)	(498.2)
Finance receivables	(526.5)	(907.0)
Other assets	(114.7)	5.8
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	325.0	292.0
Trade payables	(26.7)	(34.1)
Accrued liabilities	(6.2)	9.7
Other long-term liabilities and deferred revenue	(9.6)	19.4
Net cash provided by (used in) operating activities	363.3	(177.2)
Cash flows from investing activities:
Capital expenditures	(271.9)	(163.7)
Proceeds from sales of assets	5.3	3.1
Cash paid for other investments	(329.1)	(11.1)
Cash paid for acquisitions, net of cash acquired	(1,247.0)	(1,204.7)
Proceeds from sales of stores	21.9	136.1
Net cash used in investing activities	(1,820.8)	(1,240.3)
Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	280.1	426.7
Borrowings on lines of credit	10,325.4	9,625.1
Repayments on lines of credit	(9,627.0)	(9,681.0)
Principal payments on long-term debt and finance lease liabilities, scheduled	(29.0)	(26.2)
Principal payments on long-term debt and finance lease liabilities, other	(48.2)	(3.4)
Proceeds from issuance of long-term debt	279.5	79.8
Principal payments on non-recourse notes payable	(661.6)	(404.0)
Proceeds from issuance of non-recourse notes payable	739.0	1,451.7
Payment of debt issuance costs	(7.6)	(14.3)
Proceeds from issuance of common stock	21.2	23.0
Repurchase of common stock	(273.2)	(14.5)
Dividends paid	(42.4)	(39.1)
Payment of contingent consideration related to acquisitions	(12.0)	(14.0)
Other financing activity	(64.0)	17.2
Net cash provided by financing activities	880.2	1,427.0
Effect of exchange rate changes on cash, restricted cash, and cash equivalents	3.9	5.7
(Decrease) increase in cash, restricted cash, and cash equivalents	(573.4)	15.2
Cash, restricted cash, and cash equivalents at beginning of year	972.0	271.5
Cash, restricted cash, and cash equivalents at end of period	$398.6	$286.7

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Nine Months Ended September 30,
(In millions)	2024	2023
Reconciliation of cash, restricted cash, and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$209.8	$146.9
Restricted cash from collections on auto loans receivable and customer deposits	149.7	109.3
Cash, restricted cash, and cash equivalents	359.5	256.2
Restricted cash on deposit in reserve accounts, included in other non-current assets	39.1	30.5
Total cash, restricted cash, and cash equivalents reported in the Consolidated Statements of Cash Flows	$398.6	$286.7

Supplemental cash flow information:
Cash paid during the period for interest	$546.5	$359.3
Cash paid during the period for income taxes, net	149.8	203.5
Debt paid in connection with store disposals	13.1	13.2

Non-cash activities:
Contingent consideration in connection with acquisitions	$—	$7.3
Debt assumed in connection with acquisitions	868.1	401.6
Acquisition of finance leases in connection with acquisitions	22.7	45.0
Right-of-use assets obtained in exchange for lease liabilities	310.7	139.1

See accompanying condensed notes to consolidated financial statements.

FINANCIAL STATEMENTS	7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2023 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2023, is derived from our Annual Report on Form 10-K filed with the SEC on February 23, 2024. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements to maintain consistency and comparability between periods presented. Within our financing operations income, we disaggregated our “lease income” out of our previously reported “interest, fee, and lease income” to be its own separately presented line item, as well as revised the related “lease depreciation and amortization” to now be reported as “lease costs,” reclassifying amounts previously reported net within “lease income.”

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Contracts in transit	$451.4	$559.7
Trade receivables	190.2	153.3
Vehicle receivables	278.3	191.4
Manufacturer receivables	280.5	216.5
Other receivables, current	12.1	9.3
	1,212.5	1,130.2
Less: Allowance for doubtful accounts	(3.1)	(7.1)
Total accounts receivable, net	$1,209.4	$1,123.1
The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE

The components of inventories, net, consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
New vehicles	$3,631.8	$2,886.3
Used vehicles	2,188.0	1,637.5
Parts and accessories	280.4	230.1
Total inventories	$6,100.2	$4,753.9

Vehicle inventory costs are generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

(in millions)	September 30, 2024	December 31, 2023
Floor plan notes payable	$2,602.9	$1,347.0
Floor plan notes payable: non-trade	2,516.7	2,288.5
Total floor plan debt	$5,119.6	$3,635.5

NOTES TO FINANCIAL STATEMENTS	8

NOTE 4. FINANCE RECEIVABLES

Interest income on finance receivables is recognized based on the contractual terms of each receivable and is accrued until repayment, reaching non-accrual status, charge-off, or repossession. Direct costs associated with originations are capitalized and expensed as an offset to interest income when recognized on the receivables.

The balances of finance receivables are made up of loans and finance leases secured by the related vehicles. More than 98% of the portfolio is aged less than 60 days past due with less than 2% on non-accrual status.

Finance Receivables, net

(in millions)	September 30, 2024	December 31, 2023
Asset-backed term funding	$2,267.8	$2,146.5
Warehouse facilities	1,332.5	749.3
Other managed receivables	285.7	452.9
Total finance receivables	3,886.0	3,348.7
Less: Allowance for finance receivable losses	(120.5)	(106.4)
Finance receivables, net	$3,765.5	$3,242.3

Finance Receivables by FICO Score

	As of September 30, 2024
	Year of Origination
($ in millions)	2024	2023	2022	2021	2020	Total
<599	$44.4	$45.3	$26.1	$11.9	$1.6	$129.3
600-699	428.7	452.6	338.2	103.9	10.0	1,333.4
700-774	434.4	444.4	317.9	44.8	3.8	1,245.3
775+	418.9	364.0	197.4	10.4	1.6	992.3
Total auto loan receivables	$1,326.4	$1,306.3	$879.6	$171.0	$17.0	3,700.3
Other finance receivables [1]						185.7
Total finance receivables						$3,886.0

		As of December 31, 2023
		Year of Origination
($ in millions)	2023	2022	2021	2020	Total
<599	$62.2	$39.0	$17.6	$2.4	$121.2
600-699	586.6	463.6	152.7	16.1	1,219.0
700-774	568.1	422.5	63.9	5.9	1,060.4
775+	490.3	263.5	14.7	2.7	771.2
Total auto loan receivables	$1,707.2	$1,188.6	$248.9	$27.1	3,171.8
Other finance receivables [1]					176.9
Total finance receivables					$3,348.7
1Includes legacy portfolio, loans that are originated with no FICO score available, lease receivables, and deferred origination fees.

In accordance with ASC Topic 326, the allowance for finance receivable losses is estimated based on our historical write-off experience, current conditions and forecasts, as well as the value of any underlying assets securing these receivables. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status.

NOTES TO FINANCIAL STATEMENTS	9

Rollforward of Allowance for Finance Receivable Losses
Our allowance for finance receivable losses represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowances for credit losses related to finance receivables consisted of the following changes during the period:

	Nine Months Ended September 30,
(in millions)	2024	2023
Allowance at beginning of period	$106.4	$69.3
Charge-offs	(106.8)	(79.1)
Recoveries	44.2	35.5
Sold loans	(0.3)	—
Initial allowance for credit-deteriorated receivables	—	2.3
Provision expense	77.0	75.0
Allowance at end of period	$120.5	$103.0

Charge-off Activity by Year of Origination

	Nine Months Ended September 30,
(in millions)	2024	2023
2024	$5.3	$—
2023	45.4	5.0
2022	39.5	47.1
2021	13.6	23.0
2020	1.2	2.3
Other finance receivables [1]	1.8	1.7
Total charge-offs	$106.8	$79.1
1Includes legacy portfolio, loans that are originated with no FICO score available, and finance lease receivables.

NOTE 5. GOODWILL AND FRANCHISE VALUE

The changes in the carrying amounts of goodwill are as follows:

(in millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2022	$1,443.5	$17.2	$1,460.7
Additions through acquisitions [1]	519.1	—	519.1
Reductions through disposals	(51.1)	—	(51.1)
Currency translation	1.5	0.4	1.9
Balance as of December 31, 2023	1,913.0	17.6	1,930.6
Adjustments to purchase price allocations[2]	47.6	—	47.6
Additions through acquisitions[3]	142.7	—	142.7
Reductions through disposals	(0.6)	—	(0.6)
Currency translation	6.3	(0.4)	5.9
Balance as of September 30, 2024	$2,109.0	$17.2	$2,126.2
1Our purchase price allocation (PPA) for the 2022 acquisitions were finalized in 2023. As a result, we added $285.9 million of goodwill. Preliminary PPA for a portion of our 2023 acquisitions resulted in adding $233.2 million of goodwill. Our PPA for the remaining 2023 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13 – Acquisitions.
2Our PPA for a portion of the 2023 acquisitions recognized in 2023 was adjusted and finalized in 2024 upon the completion of our fair value adjustments for assumed contract liabilities, acquired loan portfolio, and contingent consideration, adding $47.6 million of goodwill.
3Our PPA for the remainder of the 2023 acquisitions were finalized in 2024. As a result, we added $142.7 million of goodwill. Our PPA for the 2024 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13 – Acquisitions.

NOTES TO FINANCIAL STATEMENTS	10

The changes in the carrying amounts of franchise value are as follows:

(in millions)	Franchise Value
Balance as of December 31, 2022	$1,856.2
Additions through acquisitions [1]	556.5
Reductions through divestitures	(14.5)
Currency translation	4.0
Balance as of December 31, 2023	2,402.2
Additions through acquisitions [2]	172.5
Reductions through divestitures	(5.3)
Currency translation	5.9
Balance as of September 30, 2024	$2,575.3
1Our PPA for the 2022 acquisitions were finalized in 2023. As a result, we added $363.1 million of franchise value. Preliminary PPA for a portion of our 2023 acquisitions resulted in adding $193.4 million of franchise value. Our PPA for the remaining 2023 acquisitions is preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13 – Acquisitions.
2Our PPA for the remainder of the 2023 acquisitions were finalized in 2024. As a result, we added $172.5 million of franchise value. Our PPA for the 2024 acquisitions are preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13 – Acquisitions.

NOTE 6. INVESTMENTS

Marketable Securities
In 2024, our captive insurance subsidiary began investing cash in excess of current needs in marketable securities. The marketable securities are recorded within other current assets in the Consolidated Balance Sheets and consist of debt securities accounted for as available-for-sale (AFS) and equity securities measured at fair value. Changes in the fair value of equity securities are recognized as a component of other income (expense), net in the Consolidated Statements of Operations and unrealized gains (losses) on AFS debt securities are recorded as a component of other comprehensive income (loss), net of tax until the security is sold. See Note 12 – Fair Value Measurements.

As of September 30, 2024, equity securities recorded within other current assets in the Consolidated Balance Sheets were $2.2 million. Net unrealized gains recognized during the three and nine-months ended September 30, 2024 on equity securities held at the reporting date were $0.1 million and $0.3 million, respectively.

Marketable debt securities accounted for as AFS were as follows:

	As of September 30, 2024
					Fair Value of Securities with Contractual Maturities
(in millions)	Amortized Cost	Total Gains[1]	Total Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$20.2	$0.3	$—	$20.5	$3.4	$13.9	$3.2
Municipal securities	10.0	0.2	—	10.2	1.5	3.8	4.9
Corporate debt	20.6	0.4	—	21.0	1.9	14.1	5.0
Total	$50.8	$0.9	$—	$51.7	$6.8	$31.8	$13.1
1Represents total unrealized gains (losses) for securities with net gains (losses) in accumulated other comprehensive income as of September 30, 2024.

There were no sales of AFS securities during the three and nine-months ended September 30, 2024.

NOTES TO FINANCIAL STATEMENTS	11

Equity Method Investments
Our investment in Pinewood Technologies, PLC (PINE.L), U.K. based automotive dealership management system provider, consists of 25.5% common stock voting interests accounted for as an equity method investment. The investment is measured at fair value based on quoted market prices, and all fair market value changes in the investment are recorded as unrealized gains as a component of other income (expense), net in the Consolidated Statements of Operations. The fair value of our investment was $105.4 million as of September 30, 2024. See Note 12 – Fair Value Measurements.

Our investment in Wheels, Inc., automotive fleet management provider, through LMMH consists of 26.5% common stock voting interests accounted for as an equity method investment. The investment is measured at cost plus or minus our share of equity method investee income or loss as a component of other non-current assets in the Consolidated Balance Sheets. The book value of our investment was $208.0 million as of September 30, 2024.

We reported unrealized gains on equity method investments of $0.7 million and $30.5 million for the three and nine months ended September 30, 2024, respectively. Comparatively, we recorded a loss of $0.7 million and gain of $0.1 million in the same periods of 2023, respectively.

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

Net investment in operating leases was as follows:

(in millions)	September 30, 2024	December 31, 2023
Vehicles, at cost [1]	$323.3	$102.7
Accumulated depreciation [1]	(20.2)	(11.2)
Net investment in operating leases	$303.1	$91.5
1Vehicles, at cost and accumulated depreciation are recorded in other non-current assets on the Consolidated Balance Sheets.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Contract Liabilities
We are the obligor on our lifetime oil and at home valet contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $402.3 million and $317.0 million as of September 30, 2024, and December 31, 2023, respectively; and we recognized $17.7 million and $54.2 million of revenue in the three and nine months ended September 30, 2024 related to our contract liability balance at December 31, 2023. Our contract liability balance is included in accrued liabilities and deferred revenue.

Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

NOTES TO FINANCIAL STATEMENTS	12

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

Our obligations under our USB credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts receivable (and other rights to payment), real property, and our equity interests in certain of our subsidiaries. Under our USB credit facility, our obligations relating to new vehicle floor plan loans are secured only by collateral owned by Lithia and its dealerships borrowing under the new vehicle floor plan portion of the USB credit facility.

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

Commitment	Annual Interest Rate at September 30, 2024
New vehicle floor plan	6.16%
Used vehicle floor plan	6.46%
Service loaner floor plan	6.26%
Revolving line of credit	6.31%

JPM Warehouse Facility
On August 15, 2024, we amended our securitization facility for our auto loan portfolio (JPM warehouse facility) with JPMorgan Chase Bank, as administrative agent and account bank, providing initial commitments for borrowings of up to $1.0 billion. The JPM warehouse facility matures on November 16, 2026. The interest rate on the JPM warehouse facility varies based on the Daily Simple SOFR rate plus 1.00% to 1.70%.

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

NOTES TO FINANCIAL STATEMENTS	13

The interest rate on the BNS credit facility varies based on the type of debt, with the daily compound rate of the Canadian Overnight Repo Rate Average (CORRA) plus a margin of 1.00-1.30%. The annual interest rates associated with our floor plan commitments are as follows:

Commitment	Annual Interest Rate at September 30, 2024
Wholesale flooring facility	5.30%
Used vehicle flooring facility	5.55%
Daily rental facility	5.50%
Wholesale leasing facility	5.60%
Working capital revolving facility	5.55%

All Canadian facilities other than the wholesale flooring facility, which is a demand facility, mature on March 18, 2027. The credit agreement includes various financial and other covenants typical of such agreements.

Bank of America UK Revolving Credit Facility
On July 9, 2024 we amended our revolving credit facility agreement with BOA. The amendment extended the maturity date to February 22, 2029 and increased the commitment to £100.0 million GBP. The interest rate on the working capital line of credit is measured based on the Sterling Overnight Index Average (SONIA) plus 1.45%.

Non-Recourse Notes Payable
In 2024, we issued $739.0 million in non-recourse notes payable related to asset-backed term funding transactions. Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of September 30, 2024	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
LAD Auto Receivables Trust 2021-1 Class A-D	$56.5	$344.4	11/24/21	1.94% to 3.99%	Various dates through Nov 2029
LAD Auto Receivables Trust 2022-1 Class A-C	96.4	298.1	08/17/22	5.21% to 6.85%	Various dates through Apr 2030
LAD Auto Receivables Trust 2023-1 Class A-D	208.9	479.7	02/14/23	5.48% to 7.30%	Various dates through Jun 2030
LAD Auto Receivables Trust 2023-2 Class A-D	283.3	556.7	05/24/23	5.42% to 6.30%	Various dates through Feb 2031
LAD Auto Receivables Trust 2023-3 Class A-D	251.8	415.4	08/23/23	5.95% to 6.92%	Various dates through Dec 2030
LAD Auto Receivables Trust 2023-4 Class A-D	281.4	421.2	11/15/23	6.10% to 7.37%	Various dates through Apr 2031
LAD Auto Receivables Trust 2024-1 Class A-D	248.4	329.4	02/14/24	5.17% to 6.15%	Various dates through Jun 2031
LAD Auto Receivables Trust 2024-2 Class A-D	356.3	$409.6	06/20/24	5.46% to 6.37%	Various dates through Oct 2031
Total non-recourse notes payable	$1,783.0	$3,254.5

NOTE 10. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Company-Sponsored Defined Benefit Pension Plan
In 2024, we acquired Pendragon PLC’s Fleet Management and UK Motor Divisions in the United Kingdom, which included the assumption of its company-sponsored defined benefit plan applicable to a portion of the salaried present and past employees, closed to future accrual. At the time of acquisition, these balances increased our defined benefit obligations by $465.7 million and increased our fair value of plan assets by $466.4 million.

Net Periodic (Benefit) Cost
Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.

NOTES TO FINANCIAL STATEMENTS	14

($ in millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest cost	$7.8	$21.5
Expected return on plan assets	(8.5)	(23.4)
Net periodic benefit	$(0.7)	$(1.9)

During the nine months ended September 30, 2024, funding of pension plans was $16.6 million. For the remainder of 2024, we estimate approximately $1.2 million of cash contributions.

NOTE 11. EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST

Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board and related to shares withheld as part of the vesting of RSUs.

On June 4, 2024, our Board approved an additional $350 million repurchase authorization of our common stock. This authorization is in addition to the amount previously authorized by the Board for repurchase. Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2024		Cumulative Repurchases as of September 30, 2024
	Shares	Average Price[1]	Shares	Average Price
Share Repurchase Authorization	986,032	$259.76	8,033,542	$185.36
1Price excludes excise taxes imposed under the Inflation Reduction Act of $2.0 million for the nine months ended September 30, 2024.

As of September 30, 2024, we had $560.9 million available for repurchases pursuant to our share repurchase authorizations from our Board in 2024 and prior years.

In addition, during 2024, we repurchased 45,903 shares at an average price of $328.62 per share, for a total of $15.1 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board.

Redeemable Non-Controlling Interest
In 2021, we expanded into Canada through a partnership with Toronto-based Pfaff Automotive Partners. As part of the partnership, we were granted the right to purchase (Call Option), and granted Pfaff Automotive a right to sell (Put Option), the remaining ownership interest in the partnership after a three-year period. As a result of this redemption feature, we recorded redeemable NCI that is classified as mezzanine equity in the accompanying Consolidated Balance Sheets.

In August 2024, we completed the acquisition of the remaining 10.1% interest in our redeemable non-controlling interest (NCI), resulting in us now owning 100% of our operations in Canada. Prior to this transaction, the acquired entities were fully consolidated in our financial statements due to our majority ownership; however, this acquisition eliminates the redeemable NCI. The transaction was executed for total consideration of $58.8 million, which included an additional premium of $11.6 million recognized as a component of “Net income attributable to redeemable non-controlling interest” in our Consolidated Statements of Operations.

NOTE 12. FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•Level 1 - quoted prices in active markets for identical securities;
•Level 2 - other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, credit risk; and

NOTES TO FINANCIAL STATEMENTS	15

•Level 3 - significant unobservable inputs, including our own assumptions in determining fair value.

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities, finance receivables, and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value. We have measured the carrying value of our equity method investments without a fair value election at cost plus or minus our proportionate share of earnings or losses in the investee.

We have investments consisting of equity securities, available for sale debt securities, and equity method investments with a fair value election. We calculated the estimated fair value of the equity securities, equity method investments, and U.S. Treasury debt securities using quoted market prices (Level 1). The fair value of corporate and municipal debt securities are measured using observable Level 2 market expectations at each measurement date. See Note 6 – Investments.

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

There were no changes to our valuation techniques during the nine-month period ended September 30, 2024.

NOTES TO FINANCIAL STATEMENTS	16

Below are our assets and liabilities that are measured at fair value:

	As of September 30, 2024				As of December 31, 2023
($ in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recorded at fair value
Marketable securities
Equity securities	$2.2	$2.2	$—	$—	$—	$—	$—	$—

U.S. Treasury	$20.5	$20.5	$—	$—	$—	$—	$—	$—
Municipal debt	10.2	—	10.2	—	—	—	—	—
Corporate debt	21.0	—	21.0	—	—	—	—	—
Total debt securities	$51.7	$20.5	$31.2	$—	$—	$—	$—	$—

Equity Method Investment
PINE.L	$105.4	$105.4	$—	$—	$—	$—	$—	$—

Derivatives
Derivative assets	$5.6	$—	$5.6	$—	$12.3	$—	$12.3	$—
Derivative liabilities	5.6	—	5.6	—	12.3	—	12.3	—

Recorded at historical value
Fixed rate debt [1]
4.625% Senior notes due 2027	$400.0	$390.0	$—	$—	$400.0	$380.0	$—	$—
4.375% Senior notes due 2031	550.0	510.8	—	—	550.0	492.3	—	—
3.875% Senior notes due 2029	800.0	744.0	—	—	800.0	716.0	—	—
Non-recourse notes payable	1,783.0	—	1,801.9	—	1,705.6	—	1,705.1	—
Real estate mortgages and other debt	740.7	—	750.8	—	603.5	—	644.5	—
1Excluding unamortized debt issuance costs

NOTE 13. ACQUISITIONS

In the first nine months of 2024, we completed the following acquisitions:

•In January 2024, Pendragon PLC’s Fleet Management and UK Motor Divisions in the United Kingdom.
•In February 2024, Carousel Motor Group in Minnesota and Wisconsin.
•In May 2024, Pine View Hyundai Store in Ontario, Canada.
•In June 2024, Sunrise Chevrolet Buick GMC at Collierville and Sunrise Buick GMC at Wolfchase in Tennessee.
•In September 2024, Duval Honda, Duval Acura and Gainesville Subaru in Florida.

Revenue and operating income contributed by the 2024 acquisitions subsequent to the date of acquisition were as follows (in millions):

Nine Months Ended September 30,	2024
Revenue	$3,863.7
Operating income	35.1

In the first nine months of 2023, we completed the following acquisitions:

•In February 2023, Thornhill Acura in Canada.
•In March 2023, Jardine Motors Group UK Limited in the United Kingdom.
•In June 2023, Priority Auto Group in Virginia.
•In June 2023, Wade Ford in Georgia.
•In July 2023, Hill Country Honda in Texas.
•In August 2023, Arden Auto Group in the United Kingdom.

NOTES TO FINANCIAL STATEMENTS	17

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

The following tables summarize the consideration paid for the 2024 acquisitions and the PPA for identified assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Consideration
Cash paid, net of cash acquired	$1,247.0
Total consideration transferred	$1,247.0

(in millions)	Assets Acquired and Liabilities Assumed
Accounts receivables, net	$119.0
Inventories, net	1,016.3
Property and equipment	559.3
Operating lease right-of-use assets	289.8
Net investment in operating leases	181.5
Deferred taxes, net	20.5
Other assets	586.4
Floor plan notes payable assumed	(868.1)
Trade payables	(39.6)
Debt and finance lease obligations assumed	(22.7)
Operating lease liabilities	(283.9)
Other liabilities and deferred revenue	(311.5)
Total net assets acquired and liabilities assumed	$1,247.0

The PPA for the 2024 acquisitions are preliminary, as we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the PPA based upon information that is currently available and recorded unallocated items as a component of other non-current assets in the Consolidated Balance Sheets.

We expect all of the goodwill related to North American acquisitions completed in 2023 and 2024 to be deductible for US federal income tax purposes. Due to local country laws, we do not expect goodwill related to UK acquisitions completed in 2023 and 2024 to be deductible for UK income tax purposes.

In the three and nine-month periods ended September 30, 2024, we recorded $0.2 million and $9.7 million in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $4.8 million and $10.5 million of acquisition-related expenses in the same periods of 2023.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and nine-month periods ended September 30, 2024 and 2023 had occurred on January 1, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenue	$9,263.1	$9,775.6	$27,723.4	$27,625.3
Net income attributable to Lithia Motors, Inc.	223.8	286.3	617.3	860.9
Basic EPS attributable to Lithia Motors, Inc. common stockholders	8.37	10.39	22.73	31.27
Diluted EPS attributable to Lithia Motors, Inc. common stockholders	8.35	10.36	22.70	31.21

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

NOTES TO FINANCIAL STATEMENTS	18

NOTE 14. EARNINGS PER SHARE

We calculate basic EPS by dividing net income attributable to Lithia Motors, Inc. by the weighted average number of common shares outstanding for the period, including vested RSU awards. Diluted EPS is calculated by dividing net income attributable to Lithia Motors, Inc. by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested RSU awards and employee stock purchases.

The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net income attributable to Lithia Motors, Inc.	$209.1	$261.5	$585.8	$787.3

Weighted average common shares outstanding – basic	26.7	27.6	27.2	27.5
Effect of employee stock purchases and restricted stock units on weighted average common shares outstanding	0.1	—	—	0.1
Weighted average common shares outstanding – diluted	26.8	27.6	27.2	27.6

Basic EPS attributable to Lithia Motors, Inc. common stockholders	$7.82	$9.49	$21.57	$28.60
Diluted EPS attributable to Lithia Motors, Inc. common stockholders	$7.80	$9.46	$21.54	$28.54

The effect of antidilutive securities on common stock was evaluated for the three and nine-month periods ended September 30, 2024 and 2023 and was determined to be immaterial.

NOTE 15. SEGMENTS

We operate in two reportable segments: Vehicle Operations and Financing Operations. Our Vehicle Operations consists of all aspects of our auto merchandising and aftersales operations, excluding financing provided by our Financing Operations. Our Financing Operations segment provides financing to customers buying and leasing retail vehicles from our Vehicle Operations, as well as leasing vehicles from our fleet management services provider.

All other remaining unallocated corporate overhead expenses and internal charges are reported under “Corporate and Other.” Asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.

NOTES TO FINANCIAL STATEMENTS	19

Certain financial information on a segment basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Vehicle operations revenue	$9,221.0	$8,277.0	$27,014.7	$23,368.0

Vehicle operations gross profit	1,430.4	1,371.3	4,189.5	3,968.2
Floor plan interest expense	(76.6)	(40.2)	(214.0)	(102.6)
Vehicle operations SG&A	(1,024.0)	(915.5)	(3,066.6)	(2,587.6)
Vehicle operations income	329.8	415.6	908.9	1,278.1

Financing operations interest margin:
Interest and fee income	91.1	67.5	252.2	176.2
Interest expense	(51.2)	(42.5)	(146.0)	(125.5)
Total interest margin	39.9	25.0	106.2	50.7
Lease income	25.6	4.9	61.2	14.1
Lease costs	(21.6)	(2.0)	(51.0)	(6.3)
Lease income, net	4.0	2.9	10.2	7.8
Financing operations SG&A	(11.2)	(9.2)	(33.0)	(27.3)
Provision expense	(31.8)	(23.1)	(77.0)	(75.0)
Financing operations income (loss)	0.9	(4.4)	6.4	(43.8)

Total segment income for reportable segments	330.7	411.2	915.3	1,234.2

Corporate and other	80.4	64.7	213.6	129.5
Depreciation and amortization	(63.5)	(50.8)	(183.6)	(146.4)
Other interest expense	(64.5)	(58.5)	(189.3)	(141.5)
Other income (expense), net	5.1	(5.3)	35.4	6.8
Income before income taxes	$288.2	$361.3	$791.4	$1,082.6

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU 2023-07 related to improvements to reportable segment disclosures. The amendments in this update require additional disclosure of significant expenses related to our reportable segments, additional segment disclosures on an interim basis, and qualitative disclosures regarding the decision making process for segment resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We have adopted this pronouncement and plan to make the necessary updates to our segment disclosures for the year ending December 31, 2024, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

•Future market conditions, including anticipated car and other sales levels and the supply of inventory
•Our business strategy and plans, including our achieving our long-term financial targets
•The growth, expansion, make-up and success of our network, including our finding accretive acquisitions that meet our target valuations and acquiring additional stores
•Annualized revenues from acquired stores or achieving target returns
•The growth and performance of our Driveway e-commerce home solution and DFC, their synergies and other impacts on our business and our ability to meet Driveway and DFC-related targets
•The impact of sustainable vehicles and other market and regulatory changes on our business
•Our capital allocations and uses and levels of capital expenditures in the future
•Expected operating results, such as improved store performance, continued improvement of SG&A as a percentage of gross profit and any projections
•Our anticipated financial condition and liquidity, including from our cash and the future availability of our credit facilities, unfinanced real estate and other financing sources
•Our continuing to purchase shares under our share repurchase program
•Our compliance with financial and restrictive covenants in our credit facilities and other debt agreements
•Our programs and initiatives for employee recruitment, training, and retention
•Our strategies and targets for customer retention, growth, market position, operations, financial results and risk management

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

Overview
Lithia and Driveway (NYSE: LAD) is one of the largest global automotive retailers providing an array of products and services throughout the vehicle ownership lifecycle. Simple, convenient and transparent experiences are offered through our comprehensive network of physical locations, e-commerce platforms, captive finance solutions, fleet management offerings, and other synergistic adjacencies. We have delivered consistent profitable growth in a massive and unconsolidated industry. Our highly diversified and competitively differentiated design provides us the flexibility and scale to pursue our vision to modernize personal transportation solutions wherever, whenever and however consumers desire. As of September 30, 2024, we operated 467 locations representing 52 brands in the U.S., the U.K., and Canada.

We offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, financing and insurance products and automotive repair and maintenance aftersales. We strive for diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability. Our diversification, along with our operating structure, provides a resilient and nimble business model.

MANAGEMENT’S DISCUSSION AND ANALYSIS	21

We seek to provide customers with a seamless, blended online and physical retail experience, broad selection and access to specialized expertise and knowledge. Our comprehensive network enables us to provide convenient touch points for customers and provides services throughout the vehicle life cycle. We seek to increase market share and optimize profitability by focusing on the consumer experience and applying proprietary performance measurement systems fueled by data science. Our Driveway and GreenCars brands complement our in-store experiences in the U.S. and provide convenient, simple and transparent platforms that serve as our e-commerce home solutions and allow us to deliver differentiated, proprietary digital experiences. Enhancing our business, our captive auto financing division allows us to provide financing solutions for customers and diversify our business model with adjacent products.

Our long-term strategy to create value for our customers, employees and shareholders includes the following elements:

Driving operational excellence, innovation and diversification
LAD builds magnetic brand loyalty in our 467 stores and with Driveway, our e-commerce home delivery experience, and GreenCars, our electric vehicle learning resource and marketplace. Operational excellence is achieved by focusing the business on convenient and transparent consumer experiences supported by proprietary data science to improve market share, consumer loyalty, and profitability. By promoting an entrepreneurial model with our in-store experiences, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we develop high-performing teams and foster manufacturer relationships.

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

Growth through acquisition and network optimization
Our acquisition growth strategy has been successful both financially and culturally. Our disciplined approach focuses on acquiring new vehicle franchises, which operate in markets ranging from mid-sized regional markets to metropolitan markets. Acquisition of these businesses increases our proximity to consumers throughout North America and the U.K. While we target annual after tax return of more than 15% for our acquisitions, we have averaged over a 25% return by the third year of ownership due to a disciplined approach focusing on accretive, cash flow positive targets at reasonable valuations. In addition to being financially accretive, acquisitions aim to drive network growth that improves our ability to serve customers through vast selection, greater density and access to customers and ability to leverage national branding and advertising.

MANAGEMENT’S DISCUSSION AND ANALYSIS	22

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

Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology and adjacencies that expand and diversify our business model. In the current market of elevated acquisition pricing, we have adjusted our free cash flow deployment strategy. Under current conditions, including recent trends in our stock price, we may consider repurchases as a more attractive use of funds than acquisitions. Our current free cash flow deployment strategy has shifted to an allocation of 50% to 60% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 15% to 25% in shareholder return in the form of dividends and share repurchases. During the first nine months of 2024, we utilized $271.9 million for capital expenditures investing in our existing business and paid $42.4 million in dividends and $273.2 million in share repurchases. As of September 30, 2024, we had available liquidity of approximately $1.1 billion, which was comprised of $209.8 million in unrestricted cash, $53.9 million in marketable securities, and $863.2 million availability on our credit facilities. In addition, our unfinanced real estate could provide additional liquidity of approximately $353.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

Financial Performance
We experienced growth of revenue in 2024 compared to 2023, primarily driven by increases in volume related to acquisitions. Total gross profit grew in 2024 compared to 2023, primarily driven by acquisition growth and supported by same store increases in aftersales. New and used vehicle retail gross profit declined compared to 2023 due to continued normalization of margins. Net income decline was primarily driven by this margin normalization, increased interest expense, and increased SG&A as a percentage of gross profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

Vehicle Operations
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per unit values)	2024	2023	Change		2024	2023	Change
Revenues
New vehicle retail	$4,430.0	$3,885.8	14.0%		$12,847.9	$11,179.5	14.9%
Used vehicle retail	2,843.3	2,620.2	8.5		8,630.1	7,302.8	18.2
Finance and insurance	360.4	349.4	3.1		1,061.9	1,005.6	5.6
Aftersales	1,012.8	838.0	20.9		2,876.3	2,378.8	20.9
Total revenues	9,221.0	8,277.0	11.4		27,014.7	23,368.0	15.6

Gross profit
New vehicle retail	$306.4	$358.9	(14.6)%		$922.5	$1,079.9	(14.6)%
Used vehicle retail	188.9	189.0	(0.1)		567.2	567.4	—
Finance and insurance	360.4	349.4	3.1		1,061.9	1,005.6	5.6
Aftersales	559.8	462.8	21.0		1,591.2	1,301.1	22.3
Total gross profit	1,430.4	1,371.3	4.3		4,189.5	3,968.2	5.6

Gross profit margins
New vehicle retail	6.9%	9.2%	(230)	bps	7.2%	9.7%	(250)	bps
Used vehicle retail	6.6	7.2	(60)		6.6	7.8	(120)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Aftersales	55.3	55.2	10		55.3	54.7	60
Total gross profit margin	15.5	16.6	(110)		15.5	17.0	(150)

Retail units sold
New vehicles	94,964	82,188	15.5%		273,154	233,521	17.0%
Used vehicles	104,898	88,625	18.4		316,583	247,340	28.0

Average selling price per retail unit
New vehicles	$46,649	$47,279	(1.3)%		$47,035	$47,874	(1.8)%
Used vehicles	27,105	29,565	(8.3)		27,260	29,525	(7.7)

Average gross profit per retail unit
New vehicles	$3,226	$4,367	(26.1)%		$3,377	$4,624	(27.0)%
Used vehicles	1,801	2,132	(15.5)		1,792	2,294	(21.9)
Finance and insurance	1,803	2,045	(11.8)		1,801	2,091	(13.9)
Total vehicle [1]	4,271	5,218	(18.1)		4,322	5,497	(21.4)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2023 would be included in same store operating data beginning in September 2024, after its first complete comparable month of operation. The third quarter operating results for the same store comparisons would include results for that store in only the month of September for both comparable periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per unit values)	2024	2023	Change		2024	2023	Change
Revenues
New vehicle retail	$3,900.9	$3,851.6	1.3%		$10,946.7	$10,959.3	(0.1)%
Used vehicle retail	2,213.1	2,592.5	(14.6)		6,488.8	7,135.6	(9.1)
Finance and insurance	322.0	345.1	(6.7)		931.6	986.6	(5.6)
Aftersales	871.6	829.3	5.1		2,382.0	2,327.2	2.4
Total revenues	7,690.6	8,199.1	(6.2)		21,754.2	22,881.9	(4.9)

Gross profit
New vehicle retail	$265.2	$356.9	(25.7)%		$764.5	$1,058.7	(27.8)%
Used vehicle retail	169.4	187.2	(9.5)		491.4	554.9	(11.4)
Finance and insurance	322.0	345.1	(6.7)		931.6	986.6	(5.6)
Aftersales	487.8	458.9	6.3		1,332.5	1,276.6	4.4
Total gross profit	1,250.3	1,359.4	(8.0)		3,532.3	3,891.1	(9.2)

Gross profit margins
New vehicle retail	6.8%	9.3%	(250)	bps	7.0%	9.7%	(270)	bps
Used vehicle retail	7.7	7.2	50		7.6	7.8	(20)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Aftersales	56.0	55.3	70		55.9	54.9	100
Total gross profit margin	16.3	16.6	(30)		16.2	17.0	(80)

Retail units sold
New vehicles	83,177	81,520	2.0%		229,520	229,145	0.2%
Used vehicles	79,297	87,672	(9.6)		231,665	242,017	(4.3)

Average selling price per retail unit
New vehicles	$46,898	$47,248	(0.7)%		$47,694	$47,827	(0.3)%
Used vehicles	27,909	29,571	(5.6)		28,009	29,484	(5.0)

Average gross profit per retail unit
New vehicles	$3,188	$4,377	(27.2)%		$3,331	$4,620	(27.9)%
Used vehicles	2,136	2,135	—		2,121	2,293	(7.5)
Finance and insurance	1,982	2,040	(2.8)		2,020	2,094	(3.5)
Total vehicle [1]	4,631	5,221	(11.3)		4,719	5,499	(14.2)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

New Retail Vehicles
We believe that our new vehicle retail sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and aftersales. Our leaders in each market continue to adapt to changing conditions, respond to customer needs and manage inventory availability and selection.

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

Q3 2024 vs. Q3 2023
New vehicles revenue for the three months ended September 30, 2024 increased 14.0% compared to the same period of 2023, driven by acquisition activity. Same store new vehicle revenue increased 1.3% primarily due to an increase in unit volume of 2.0%, partially offset by a decrease in average selling prices of 0.7%.

Same store new vehicle gross profit per unit decreased 27.2%, driven by a decrease in new vehicle gross profit margins of 250 bps. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $1,261 to $5,385.

YTD 2024 vs. YTD 2023
New vehicle retail revenue for the nine months ended September 30, 2024 increased 14.9% compared to the same period of 2023 primarily due to acquisition activity. Same store new vehicle retail revenue decreased 0.1% due to a decrease in average selling prices of 0.3%, partially offset by an increase in unit volume of 0.2%.

Same store new vehicle retail gross profit per unit decreased 27.9%, driven by a decrease in new vehicle retail gross profit margins of 270 bps. Total same store new vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of new retail vehicles, decreased $1,375 to $5,565.

Used Retail Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (CPO) vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We continue to focus on procuring vehicles across the full spectrum of the addressable used vehicle market to provide customers with a wide selection meeting all levels of affordability, driving increased used vehicle unit volumes. Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s) and increase sales from finance and insurance and aftersales.

Q3 2024 vs. Q3 2023
Used vehicle revenue for the three months ended September 30, 2024 increased 8.5% compared to the same period of 2023 driven by acquisition activity. On a same store basis, used vehicle revenue decreased 14.6% due to a decrease in unit volume of 9.6% and a decrease in average selling prices of 5.6%.

Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, decreased $68 to $3,894.

YTD 2024 vs. YTD 2023
Used vehicle retail revenue for the nine months ended September 30, 2024 increased 18.2% compared to the same period of 2023 driven by acquisition activity. On a same store basis, used vehicle retail sales decreased 9.1% due to a decrease in average selling prices of 5.0% and a decrease in unit volume of 4.3%. Total same store used vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of used retail vehicles, decreased $244 to $3,929.

Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which drive continued engagement with the consumer throughout the ownership lifecycle.

Q3 2024 vs. Q3 2023
Total finance and insurance income increased 3.1% in the three months ended September 30, 2024 compared to the same period of 2023, driven by acquisition activity. Same store finance and insurance revenues decreased 6.7%, driven by a decline in service contract penetration rates. On a same store basis, our finance and insurance revenue per retail unit decreased $58 to $1,982.

YTD 2024 vs. YTD 2023
Total finance and insurance income increased 5.6% in the nine months ended September 30, 2024 compared to the same period of 2023, driven by acquisition activity. Same store finance and insurance revenues decreased 5.6%,

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

driven by a decline in service contract penetration rates. On a same store basis, our finance and insurance revenue per retail unit decreased $74 to $2,020.

Aftersales
We provide automotive repair and maintenance services for customers for the new vehicle brands sold by our stores, as well as service and repairs for most other makes and models. These aftersales services are an integral part of our customer retention and the largest contributor to our overall profitability. Earnings from aftersales continue to prove to be more resilient during economic downturns, when owners tend to repair their existing vehicles rather than buy new vehicles. We believe the increased number of units in operation will continue to benefit our aftersales revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

Q3 2024 vs. Q3 2023
Our aftersales revenue increased 20.9% in the three months ended September 30, 2024 compared to the same period of 2023, driven by acquisitions, as well as an increase in customer pay and warranty revenues.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. The largest contribution to our aftersales revenue was same store customer pay revenue of $488.4 million.

Same store aftersales gross profit increased 6.3%. This increase was primarily due to increased volumes of customer pay and warranty transactions. Overall same store aftersales gross margins increased 70 bps, primarily as a result of increased customer pay gross margin of 80 bps.

YTD 2024 vs. YTD 2023
Our aftersales revenue increased 20.9% in the nine months ended September 30, 2024 compared to the same period of 2023, driven by acquisitions, as well as an increase in same store warranty and customer pay revenues. Same store customer pay revenues was the largest contribution to our aftersales revenue at $1.3 billion.

Same store aftersales gross profit increased 4.4%. This increase was primarily due to increased volumes of warranty transactions. Overall same store aftersales gross margins increased 100 bps, primarily as a result of increased warranty gross margin. Same store customer pay gross margin decreased 20 bps.

Financing Operations

In the U.S., Financing Operations is a captive lender, originating loans only from our stores and Driveway. In Canada, Financing Operations originates loans and leases from both our Canadian stores and third-party dealerships. In the U.K., Financing Operations is related to our fleet funding and management division. These product offerings add diversity to the business model and provide an opportunity to capture additional profits, cash flows, and sales while managing our reliance on third-party finance sources.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

Selected Financing Operations Financial Information

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2024	% (1)	2023	% (1)	2024	% [1]	2023	% [1]
Interest margin:
Interest and fee income	$91.1	9.5	$67.5	8.7	$252.2	9.3	$176.2	8.6
Interest expense	(51.2)	(5.3)	(42.5)	(5.4)	(146.0)	(5.4)	(125.5)	(6.1)
Total interest margin	39.9	4.1	25.0	3.2	106.2	3.9	50.7	2.5

Lease income	25.6		4.9		61.2		14.1
Lease costs	(21.6)		(2.0)		(51.0)		(6.3)
Lease income, net	4.0		2.9		10.2		7.8
Selling, general and administrative	(11.2)		(9.2)		(33.0)		(27.3)
Provision expense	(31.8)	(3.3)	(23.1)	(3.0)	(77.0)	(2.8)	(75.0)	(3.7)
Finance operations income (loss)	$0.9		$(4.4)		$6.4		$(43.8)

Total average managed finance receivables	$3,812.8		$3,092.4		$3,617.4		$2,731.0
1Annualized percentage of total average managed finance receivables.

DFC Portfolio Information1

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Loan origination information
Net loans originated	$518.1	$502.4	$1,572.4	$1,689.9
Vehicle units financed	17,755	16,784	54,005	55,679
Total penetration rate [2]	11.6%	9.7%	11.9%	11.5%
Weighted average contract rate	9.8%	10.0%	10.0%	9.5%
Weighted average credit score [3]	737	732	737	731
Weighted average FE LTV [4]	95.6%	95.1%	95.5%	95.6%
Weighted average term (in months)	73	72	73	72

Loan performance information
Allowance for loan losses as a percentage of ending managed receivables	3.2%	3.2%	3.2%	3.2%
Net credit losses on managed receivables	$27.0	$16.5	$61.4	$43.0
Annualized net credit losses as a percentage of total average managed receivables	3.0%	2.3%	2.4%	2.2%
Past due accounts as a percentage of ending managed receivables [5]	5.1%	4.1%	5.1%	4.1%
Average recovery rate [6]	45.3%	47.8%	45.3%	52.2%
1Excludes Canadian portfolio
2Units financed as a percentage of total U.S. new and used vehicle retail units sold.
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
5Past due means loans at least 3 months old that are 30 or more days delinquent
6The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions, on a trailing twelve month basis.

Q3 2024 vs. Q3 2023
Financing operations recorded income in the three months ended September 30, 2024 compared to a loss in the same period of 2023, primarily due to the increased interest income resulting from the growth of the portfolio and increase in portfolio-wide weighted average contract rate charged to customers which collectively expanded total interest margin to 4.1%, offset by increased provision expense.

Loan originations increased slightly in the three months ended September 30, 2024 compared to the same period of 2023, and our penetration rate decreased due to acquisition growth as we maintained underwriting standards and focused on originating loans with the highest risk-adjusted returns. The weighted average contract rate of loans

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

originated in the three months ended September 30, 2024 decreased to 9.8%, compared with 10.0% in the same period of 2023, primarily due to our maintaining competitive pricing. The increase in annualized net charge-offs of past due accounts as a percentage of ending managed receivables compared to the prior year reflects increasing financial stress on borrowers and an uncertain macroeconomic environment.

YTD 2024 vs. YTD 2023
Financing operations recorded income in the nine months ended September 30, 2024 compared to a loss in the same period of 2023 primarily due to increased contract rates to borrowers and decreasing cost of funds, resulting in an expansion of total interest margin to 3.9%, both of which outpaced the growth in SG&A and provision expense, and the addition of the U.K. Financing Operations business.

The weighted average contract rate on loans originated in the nine months ended September 30, 2024 increased to 10.0%, compared with 9.5% in the same period of 2023. The decrease in provision expense as a percentage of receivables compared to the prior year reflected the increased credit quality of the portfolio. The decrease in selling, general and administrative expenses as a percentage of receivables compared to the prior year reflected improved operational performance and economies of scale.

Operating Expenses

Selling, General and Administrative Expense
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

Q3 2024 vs. Q3 2023

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2024	2023
Personnel	$602.3	$563.9	$38.4	6.8%
Advertising	61.5	63.1	(1.6)	(2.5)
Rent	36.2	23.8	12.4	52.1
Facility costs[1]	61.4	47.4	14.0	29.5
Loss (gain) on sale of assets	2.0	(23.1)	25.1	NM
Other	180.2	175.7	4.5	2.6
Total SG&A	$943.6	$850.8	$92.8	10.9%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2024	2023
Personnel	42.1%	41.1%	100	bps
Advertising	4.3	4.6	(30)
Rent	2.5	1.7	80
Facility costs	4.3	3.5	80
Loss (gain) on sale of assets	0.1	(1.7)	180
Other	12.7	12.8	(10)
Total SG&A	66.0%	62.0%	400	bps

SG&A as a percentage of gross profit was 66.0% for the three months ended September 30, 2024 compared to 62.0% for the same period of 2023. SG&A expense increased 10.9%, driven by increases in all areas except advertising, primarily as a result of our growth in the U.K.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 64.0% compared to 62.2% for the same period of 2023. The increase was primarily related to the decrease in gross profit exceeding the decrease in same store SG&A costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

YTD 2024 vs. YTD 2023

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2024	2023
Personnel	$1,828.2	$1,629.2	$199.0	12.2%
Advertising	187.6	185.0	2.6	1.4
Rent	99.5	64.5	35.0	54.3
Facility costs [1]	180.9	133.9	47.0	35.1
Loss (gain) on sale of assets	3.5	(31.2)	34.7	NM
Other	553.3	476.7	76.6	16.1
Total SG&A	$2,853.0	$2,458.1	$394.9	16.1%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2024	2023
Personnel	43.6%	41.1%	250	bps
Advertising	4.5	4.7	(20)
Rent	2.4	1.6	80
Facility costs	4.3	3.4	90
Loss (gain) on sale of assets	0.1	(0.8)	90
Other	13.2	11.9	130
Total SG&A	68.1%	61.9%	620	bps

SG&A as a percentage of gross profit was 68.1% for the nine months ended September 30, 2024 compared to 61.9% for the same period of 2023. Total SG&A expense increased 16.1%, driven by increases in all areas, primarily as a result of our growth in the U.K.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 65.7% compared to 61.5% for the same period of 2023. The increase was primarily related to the decrease in gross profit exceeding the decrease in same store SG&A costs.

SG&A expense adjusted for non-core charges was as follows:
Q3 2024 vs. Q3 2023

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2024	2023
Personnel	$602.3	$563.9	$38.4	6.8%
Advertising	61.5	63.1	(1.6)	(2.5)
Rent	36.2	23.8	12.4	52.1
Facility costs[1]	61.4	47.4	14.0	29.5
Adjusted loss on sale of assets	2.3	—	2.3	NM
Adjusted other	180.0	162.1	17.9	11.0
Adjusted total SG&A	$943.7	$860.3	$83.4	9.7%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2024	2023
Personnel	42.1%	41.1%	100	bps
Advertising	4.3	4.6	(30)
Rent	2.5	1.7	80
Facility costs	4.3	3.5	80
Adjusted loss on sale of assets	0.2	—	20
Adjusted other	12.6	11.8	80
Adjusted total SG&A	66.0%	62.7%	330	bps

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

Adjusted SG&A for the three months ended September 30, 2024 excludes $0.2 million in acquisition-related expenses, offset by a $0.3 million net gain on store disposals.

Adjusted SG&A for the three months ended September 30, 2023 excludes a $23.1 million net gain on store disposals, partially offset by $4.8 million in acquisition-related expenses, $4.6 million in storm insurance charges, and $4.2 million in one-time contract buyouts.

YTD 2024 vs. YTD 2023

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2024	2023
Personnel	$1,828.2	$1,629.2	$199.0	12.2%
Advertising	187.6	185.0	2.6	1.4%
Rent	99.5	64.5	35.0	54.3%
Facility costs[1]	180.9	133.9	47.0	35.1%
Adjusted loss on sale of assets	3.7	0.1	3.6	NM
Adjusted other	537.7	444.8	92.9	20.9%
Adjusted total SG&A	$2,837.6	$2,457.5	$380.1	15.5%
1Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2024	2023
Personnel	43.6%	41.1%	250	bps
Advertising	4.5	4.7	(20)
Rent	2.4	1.6	80
Facility costs	4.3	3.4	90
Adjusted loss on sale of assets	0.1	—	10
Adjusted other	12.8	11.1	170
Adjusted total SG&A	67.7%	61.9%	580	bps

Adjusted SG&A for the nine months ended September 30, 2024 excludes $9.7 million in acquisition-related expenses, $6.0 million in storm insurance charges and a $0.3 million net gain on store disposals.

Adjusted SG&A for the nine months ended September 30, 2023 excludes $14.4 million in one-time contract buyouts, $10.5 million in acquisition-related expenses and $7.1 million in storm insurance charges, offset by a $31.4 million net gain on store disposals.

Adjusted SG&A is a non-GAAP measure. See “Non-GAAP Reconciliations” for more details.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan assistance is provided by manufacturers to support store financing of vehicle inventory and is recorded as a component of vehicle gross profit when the specific vehicle is sold. However, because manufacturers provide this assistance to offset inventory carrying costs, we believe a comparison of floor plan interest expense to floor plan assistance is a useful measure of the efficiency of our vehicle sales relative to stocking levels.

Shown below are the details for carrying costs for vehicles net of floor plan assistance earned:

Q3 2024 vs. Q3 2023

	Three Months Ended September 30,			%
(in millions)	2024	2023	Change	Change
Floor plan interest expense	$76.6	$40.2	$36.4	90.5%
Floor plan assistance (included as an offset to cost of sales)	(44.0)	(41.4)	(2.6)	(6.3)
Net vehicle carrying costs (benefit)	$32.6	$(1.2)	$33.8	NM

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

Floor plan interest expense increased $36.4 million in the three months ended September 30, 2024 compared to the same period of 2023 due to rising interest rates and increased inventory levels.

YTD 2024 vs. YTD 2023

	Nine Months Ended September 30,			%
($ in millions)	2024	2023	Change	Change
Floor plan interest expense	$214.0	$102.6	$111.4	108.6%
Floor plan assistance (included as an offset to cost of sales)	(127.2)	(117.5)	(9.7)	(8.3)
Net vehicle carrying costs (benefit)	$86.8	$(14.9)	$101.7	NM

Floor plan interest expense increased $111.4 million in the nine months ended September 30, 2024 compared to the same period of 2023 due to rising interest rates and increased inventory levels.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

Q3 2024 vs. Q3 2023

	Three Months Ended September 30,		Increase	% Increase
(in millions)	2024	2023
Depreciation and amortization	$63.5	$50.8	$12.7	25.0%

YTD 2024 vs. YTD 2023

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2024	2023
Depreciation and amortization	$183.6	$146.4	$37.2	25.4%
Acquisition activity contributed to the increase in depreciation and amortization in 2024 compared to 2023. We acquired $651 million of depreciable property as part of our acquisition activity over the trailing twelve-months ended September 30, 2024. For the nine months ended September 30, 2024, we invested $271.9 million in capital expenditures. These investments increased the amount of depreciation expense in the nine months ended September 30, 2024. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

Q3 2024 vs. Q3 2023

	Three Months Ended September 30,
	2024	2023
Operating margin	4.6%	5.6%
Operating margin adjusted for non-core charges [1]	4.6%	5.5%
1See “Non-GAAP Reconciliations” for more details.

Operating margin decreased 100 bps in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to increased SG&A of 10.9%, partially offset by increased gross profit of 4.3% and improved profitability of our Financing Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

YTD 2024 vs. YTD 2023

	Nine Months Ended September 30,
	2024	2023
Operating margin	4.3%	5.6%
Operating margin adjusted for non-core charges [1]	4.3%	5.7%
1See “Non-GAAP Reconciliations” for more details.

Operating margin decreased 130 bps in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to increased SG&A of 16.1%, partially offset by increased gross profit of 5.6% and improved profitability of our Financing Operations.

Non-Operating Expenses

Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, used and service loaner vehicle inventory financing commitments, and revolving lines of credit.

Q3 2024 vs. Q3 2023

	Three Months Ended September 30,		Increase	% Increase
(in millions)	2024	2023
Mortgage interest	$12.9	$9.5	$3.4	35.8
Other interest	53.0	49.5	3.5	7.1
Capitalized interest	(1.4)	(0.5)	0.9	NM
Total other interest expense	$64.5	$58.5	$6.0	10.3%

Other interest expense for the three months ended September 30, 2024 increased $6.0 million related to increased borrowings and interest rates compared to the same period of 2023.

YTD 2024 vs. YTD 2023

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2024	2023
Mortgage interest	$36.4	$25.8	$10.6	41.1%
Other interest	156.5	117.4	39.1	33.3
Capitalized interest	(3.6)	(1.7)	1.9	NM
Total other interest expense	$189.3	$141.5	47.8	33.8

Other interest expense for the nine months ended September 30, 2024 increased $47.8 million related to increased borrowings and interest rates compared to the same period of 2023.

Other Income (Expense), net

Q3 2024 vs. Q3 2023

	Three Months Ended September 30,		Decrease	% Increase
(Dollars in millions)	2024	2023
Other income (expense), net	$5.1	$(5.3)	$10.4	NM

Other income (expense), net in the three months ended September 30, 2024 included $0.9 million in unrealized investment gain, primarily associated with our equity-method investments, as well as a $3.0 million unrealized gain due to foreign currency exchange. This compares to a $7.7 million unrealized loss due to foreign currency exchange and a $0.7 million unrealized investment loss associated with our equity-method investments in the three months ended September 30, 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

YTD 2024 vs. YTD 2023

	Nine Months Ended September 30,		Decrease	% Decrease
($ in millions)	2024	2023
Other income, net	$35.4	$6.8	$28.6	420.6%

Other income, net in the nine months ended September 30, 2024 included $30.8 million in unrealized investment gain, primarily associated with our equity-method investments, and $6.7 million of interest income offset by a $4.5 million loss due to foreign currency exchange. This compares to a $2.6 million unrealized loss due to foreign currency exchange and a $0.2 million unrealized investment gain associated with our equity-method investments in the nine months ended September 30, 2023.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective income tax rate	22.6%	26.7%	23.6%	26.5%
Effective income tax rate excluding non-core items [1]	22.8%	26.5%	24.4%	26.4%
1See “Non-GAAP Reconciliations” for more details.

Our effective income tax rate for the nine months ended September 30, 2024 compared to last year was positively affected by a reduction in the current and deferred state tax rate due to the impact of global network expansion on worldwide combined reporting states, filing elections, and statutory rate changes. Our rate was also positively affected by an increase in general business credits and a reduction in the valuation allowance. Excluding non-core charges and acquired general business credits, we estimate our annual effective income tax rate to be 25.5%.

Non-GAAP Reconciliations
Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We caution you not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations because they exclude items not related to our ongoing core business operations and other non-cash items, and improves the period-to-period comparability of our results from the core business operations. We use these measures in conjunction with GAAP financial measures to assess our business, including our compliance with covenants in our credit facility and in communications with our Board concerning financial performance. These measures should not be considered an alternative to GAAP measures.

The following tables reconcile certain reported non-GAAP measures, which we refer to as “adjusted,” to the most comparable GAAP measure from our Consolidated Statements of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS	35

	Three Months Ended September 30, 2024
(in millions, except per share amounts)	As reported	Net gain on disposal of stores	Acquisition expenses	Premium on redeemable NCI buyout	Tax attribute	Adjusted
Selling, general and administrative	$943.6	$0.3	$(0.2)	$—	$—	$943.7
Operating income (loss)	424.2	(0.3)	0.2	—	—	424.1

Income (loss) before income taxes	$288.2	$(0.3)	$0.2	$—	$—	$288.1
Income tax (provision) benefit	(65.3)	0.1	(0.1)	—	(0.5)	(65.8)
Net income (loss)	222.9	(0.2)	0.1	—	(0.5)	222.3
Net income attributable to NCI	(1.2)	—	—	—	—	(1.2)
Net income attributable to redeemable NCI	(12.6)	—	—	11.6	—	(1.0)
Net income (loss) attributable to Lithia Motors, Inc.	$209.1	$(0.2)	$0.1	$11.6	$(0.5)	$220.1

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$7.80	$(0.01)	$—	$0.43	$(0.01)	$8.21
Diluted share count	26.8

	Three Months Ended September 30, 2023
(in millions, except per share amounts)	As reported	Net gain on disposal of stores	Insurance reserves	Acquisition expenses	Contract buyouts	Adjusted
Selling, general and administrative	$850.8	$23.1	$(4.6)	$(4.8)	$(4.2)	$860.3
Operating income (loss)	465.3	(23.1)	4.6	4.8	4.2	455.8

Income (loss) before income taxes	$361.3	$(23.1)	$4.6	$4.8	$4.2	$351.8
Income tax (provision) benefit	(96.4)	6.1	(1.2)	(0.8)	(1.1)	(93.4)
Net income (loss)	264.9	(17.0)	3.4	4.0	3.1	258.4
Net loss attributable to NCI	(2.1)	—	—	—	—	(2.1)
Net income attributable to redeemable NCI	(1.3)	—	—	—	—	(1.3)
Net income (loss) attributable to Lithia Motors, Inc.	$261.5	$(17.0)	$3.4	$4.0	$3.1	$255.0

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$9.46	$(0.62)	$0.12	$0.15	0.11	$9.22
Diluted share count	27.6

MANAGEMENT’S DISCUSSION AND ANALYSIS	36

	Nine Months Ended September 30, 2024
(in millions, except per share amounts)	As reported	Net gain on disposal of stores	Insurance reserves	Acquisition expenses	Premium on redeemable NCI buyout	Tax attribute	Adjusted
Selling, general and administrative	$2,853.0	$0.3	$(6.0)	$(9.7)	$—	$—	$2,837.6
Operating income (loss)	1,159.3	(0.3)	6.0	9.7	—	—	1,174.7

Income (loss) before income taxes	$791.4	$(0.3)	$6.0	$9.7	$—	$—	$806.8
Income tax (provision) benefit	(187.0)	0.1	(1.5)	(0.5)	—	(8.0)	(196.9)
Net income (loss)	604.4	(0.2)	4.5	9.2	—	(8.0)	609.9
Net income attributable to NCI	(3.8)	—	—	—	—	—	(3.8)
Net income attributable to redeemable NCI	(14.8)	—	—	—	11.6	—	(3.2)
Net income (loss) attributable to Lithia Motors, Inc.	$585.8	$(0.2)	$4.5	$9.2	$11.6	$(8.0)	$602.9

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$21.54	$(0.01)	$0.17	$0.34	$0.43	$(0.30)	$22.17
Diluted share count	27.2

	Nine Months Ended September 30, 2023
(in millions, except per share amounts)	As reported	Net gain on disposal of stores	Insurance reserves	Acquisition expenses	Contract buyouts	Adjusted
Selling, general and administrative	$2,458.1	$31.4	$(7.1)	$(10.5)	$(14.4)	$2,457.5
Operating income (loss)	1,319.9	(31.4)	7.1	10.5	14.4	1,320.5

Income (loss) before income taxes	$1,082.6	$(31.4)	$7.1	$10.5	$14.4	$1,083.2
Income tax (provision) benefit	(287.0)	8.5	(1.9)	(1.5)	(3.9)	(285.8)
Net income (loss)	795.6	(22.9)	5.2	9.0	10.5	797.4
Net income attributable to NCI	(4.7)	—	—	—	—	(4.7)
Net income attributable to redeemable NCI	(3.6)	—	—	—	—	(3.6)
Net income (loss) attributable to Lithia Motors, Inc.	$787.3	$(22.9)	$5.2	$9.0	$10.5	$789.1

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$28.54	$(0.83)	$0.19	$0.33	$0.38	$28.61
Diluted share count	27.6

Liquidity and Capital Resources
We manage our liquidity and capital resources in the context of our overall business strategy, continually forecasting and managing our cash, working capital balances and capital structure in a way that we believe will meet the short-term and long-term obligations of our business while maintaining liquidity and financial flexibility. In the current market of elevated acquisition pricing, we have adjusted our free cash flow deployment strategy. Under current conditions, including recent trends in our stock price, we may consider repurchases as a more attractive use of funds than acquisitions. Our current free cash flow deployment strategy has shifted to allocation of 50% to 60% investment in acquisitions, 25% investment in capital expenditures, Driveway and DFC and 15% to 25% in shareholder return in the form of dividends and share repurchases.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	37

Available Sources
Below is a summary of our immediately available funds:

($ in millions)	September 30, 2024	December 31, 2023	Change	% Change
Cash and cash equivalents	$209.8	$825.0	$(615.2)	(74.6)%
Marketable securities	53.9	—	53.9	—
Available credit on credit facilities	863.2	870.4	(7.2)	(0.8)
Total current available funds	$1,126.9	$1,695.4	$(568.5)	(33.5)%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	in Cash Flow
Net cash provided by (used in) operating activities	$363.3	$(177.2)	$540.5
Net cash used in investing activities	(1,820.8)	(1,240.3)	(580.5)
Net cash provided by financing activities	880.2	1,427.0	(546.8)

Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2024 increased $540.5 million compared to the same period of 2023, primarily related to smaller increases in inventory and finance receivables activity in the current period compared to the prior period, partially offset by lower net income and other asset activity compared to the same period of 2023.

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

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	in Cash Flow
Net cash provided by (used in) operating activities – as reported	$363.3	$(177.2)	$540.5
Adjust: Net borrowings on floor plan notes payable, non-trade	280.1	426.7	(146.6)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(105.5)	(110.6)	5.1
Adjust: Financing receivables activity	526.5	907.0	(380.5)
Net cash provided by operating activities – adjusted	$1,064.4	$1,045.9	$18.5

Investing Activities
Net cash used in investing activities totaled $1.8 billion and $1.2 billion, respectively, for the nine months ended September 30, 2024 and 2023.

Below are highlights of significant activity related to our cash flows from investing activities:

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	in Cash Flow
Capital expenditures	$(271.9)	$(163.7)	$(108.2)
Cash paid for acquisitions, net of cash acquired	(1,247.0)	(1,204.7)	(42.3)
Cash paid for other investments	(329.1)	(11.1)	(318.0)
Proceeds from sales of stores	21.9	136.1	(114.2)

MANAGEMENT’S DISCUSSION AND ANALYSIS	38

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

The increase in capital expenditures for the nine months ended September 30, 2024, compared to the same period of 2023 was higher across nearly all categories, driven by higher existing operations improvements.

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

Adjusted net cash paid for acquisitions, a non-GAAP measure, as well as certain other acquisition-related information is presented below:

	Nine Months Ended September 30,
	2024	2023
Number of locations acquired	145	56

(in millions)
Cash paid for acquisitions, net of cash acquired	$(1,247.0)	$(1,204.7)
Add: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	105.5	110.6
Cash paid for acquisitions, net of cash acquired – adjusted	$(1,141.5)	$(1,094.1)

MANAGEMENT’S DISCUSSION AND ANALYSIS	39

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

Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing Operations segment was as follows:

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	in Cash Flow
Cash provided by financing activities, as reported	$880.2	$1,427.0	$(546.8)
Less: Net borrowings on floor plan notes payable: non-trade	(280.1)	(426.7)	146.6
Less: Net borrowings on non-recourse notes payable	(77.4)	(1,047.7)	970.3
Cash provided by (used in) financing activities, as adjusted	$522.7	$(47.4)	$570.1

Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade, which are discussed above:

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	in Cash Flow
Net borrowings on lines of credit	$698.4	$(55.9)	$754.3
Principal payments on long-term debt and finance lease liabilities, other	(48.2)	(3.4)	(44.8)
Proceeds from issuance of long-term debt	279.5	79.8	199.7
Principal payments on non-recourse notes payable	(661.6)	(404.0)	(257.6)
Proceeds from the issuance of non-recourse notes payable	739.0	1,451.7	(712.7)
Proceeds from issuance of common stock	21.2	23.0	(1.8)
Repurchase of common stock, excluding excise tax imposed under the Inflation Reduction Act	(273.2)	(14.5)	(258.7)
Dividends paid	(42.4)	(39.1)	(3.3)

Equity Transactions
Over the last several years, our Board has authorized the repurchase of up to $2.1 billion of our Common Stock. We repurchased a total of 1,031,935 shares of our Common Stock at an average price of $262.82 in the first nine months of 2024, consisting of 45,903 related to tax withholding on vesting RSUs, and 986,032 related to our repurchase authorizations. As of September 30, 2024, we had $560.9 million remaining available for repurchases and the authorizations do not have expiration dates.

In the first nine months of 2024, we declared and paid dividends on our Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2024	$0.50	$13.8
May 2024	$0.53	$14.4
August 2024	$0.53	$14.2

We evaluate performance and make a recommendation to the Board on dividend payments on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	40

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of September 30, 2024
(in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$2,516.7	$—	1
Floor plan notes payable	2,602.9	—
Used and service loaner vehicle inventory financing commitments	925.7	9.8	2
Revolving lines of credit	1,848.2	829.9	2, 3
Warehouse facilities	1,035.0	23.5
Non-recourse notes payable	1,783.0	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Real estate mortgages, finance lease obligations, and other debt	980.5	—
Unamortized debt issuance costs	(26.4)	—	4
Total debt, net	$13,415.6	$863.2
1As of September 30, 2024, we had a $2.8 billion new vehicle floor plan commitment as part of our US Bank syndicated credit facility, and a $500 million CAD wholesale floorplan commitment as part of our Bank of Nova Scotia syndicated credit facility.
2The amount available on these credit facilities are limited based on borrowing base calculations and fluctuates monthly.
3Available credit is based on the borrowing base amount effective as of August 31, 2024. This amount is reduced by $37.0 million for outstanding letters of credit.
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

Recent Accounting Pronouncements
See Note 16 – Recent Accounting Pronouncements for discussion.

Critical Accounting Policies and Use of Estimates
There have been no material changes in the critical accounting policies and use of estimates described in our 2023 Annual Report on Form 10-K filed with the SEC on February 23, 2024.

Seasonality and Quarterly Fluctuations
Our North American operations generally experience lower volumes in the first quarter of each year due to consumer purchasing patterns and inclement weather in certain of our markets. As a result, financial performance is expected to be lower during the first quarter than during the second, third and fourth quarters of each fiscal year. Our U.K. operations generally experience higher volumes in the first and third quarters of each year, due primarily to new vehicle registration practices in the U.K. We believe that interest rates, levels of consumer debt, consumer confidence and manufacturer sales incentives, as well as general economic conditions, also contribute to fluctuations in sales and operating results.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS	41

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the third quarter of 2024:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plans (in thousands)[1]
July	4,524	$245.03	4,524	$613,814
August	68,554	283.79	68,468	594,384
September	124,471	269.27	124,471	560,867
Total	197,549	273.75	197,463
1On June 4, 2024, our Board approved an additional $350 million repurchase authorization of our common stock. This authorization was in addition to the amount previously authorized by the Board for repurchase. There are no expiration dates for the share repurchase authorizations.
2Of the shares repurchased in the third quarter of 2024, 86 shares were related to tax withholding upon the vesting of RSUs.

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the third quarter of 2024.

42

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Lithia Motors, Inc.	10-Q	001-14733	3.1	07/28/21
3.2	Bylaws of Lithia Motors, Inc. as of July 25, 2024	8-K	001-14733	3.1	07/30/24
10.1
Amendment #10 to Amended and Restated Loan Agreement, dated August 15, 2024, among SCFC Business Services LLC, Driveway Finance Corporation, the lenders from time to time parties hereto, the agents from time to time parties hereto, and JPMorgan Chase Bank, N.A.
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

Date: October 25, 2024	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

44