Form 10-K
period 2024-12-31
LITHIA MOTORS INC
filed 2025-02-24
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $6,759,770,000 computed by reference to the last sales price ($252.45) as reported by the New York Stock Exchange for the Registrant’s common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2024). As of February 24, 2025, there were 26,286,746 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2025 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2024 FORM 10-K ANNUAL REPORT

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
AFS	Available-For-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BEVs	Battery-Electric Vehicles
Board	Board of Directors
BNS	The Bank of Nova Scotia
BPS	Basis Points
CAD	Canadian Dollar ($)
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
CORRA	Canadian Overnight Repo Rate Average
CPO	Certified Pre-Owned
DFC	Driveway Finance Corporation
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
ERM	Enterprise Risk Management
ESPP	Employee Stock Purchase Plan
EU	European Union
EPS	Earnings Per Share
FCA	Financial Conduct Authority
FASB	Financial Accounting Standards Board
F&I	Finance and Insurance
GAAP	Generally Accepted Accounting Principles
GBP	Great Britain Pound (£)
GM	General Motors
JPM	JPMorgan Chase Bank, N.A.
LAD	Lithia and Driveway
LPG	Lithia Partners Group
LMMH	Lithia Marubeni Mobility Holdings
MPEE	Multi-Period Excess Earnings
Mizuho	Mizuho Bank, Ltd.
NADAP	National Automobile Dealer Arbitration Program
NCI	Non-Controlling Interest
NM	Not Meaningful
NOL	Net Operating Loss
NYSE	New York Stock Exchange
PINE.L	Pinewood Technologies Group PLC
PPA	Purchase Price Allocation
ROI	Return On Investment
RSA	Restricted Share Award
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SG&A	Selling, General, and Administrative
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
U.K.	United Kingdom
U.S.	United States of America
USB	US Bank National Association
USD	United States Dollar ($)
VIE	Variable Interest Entity

GLOSSARY	1

PART I

Item 1. Business
As used in this Annual Report, the terms “Lithia,” “Lithia and Driveway,” “LAD,” “the Company,” “we,” “us,” and “our” refer collectively to Lithia Motors, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries.

Forward-Looking Statements
Certain statements in this Annual Report, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “ensure,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-K include, among others, statements regarding:

•Future market conditions, including anticipated car and other sales and gross profit levels and the supply of inventory
•Our business strategy and plans, including our achieving our long-term financial targets
•The growth, expansion, make-up, and success of our network, including our finding accretive acquisitions that meet our target valuations and acquiring additional stores
•Annualized revenues from acquired stores or achieving target returns
•The growth and performance of our Driveway e-commerce home solution and DFC, their synergies and other impacts on our business and our ability to meet Driveway and DFC-related targets
•The impact of sustainable vehicles and other market and regulatory changes on our business, including evolving vehicle distribution models
•Our capital allocations and uses and levels of capital expenditures in the future
•Expected operating results, such as improved store performance, continued improvement of SG&A as a percentage of gross profit and any projections
•Our anticipated financial condition and liquidity, including from our cash and the future availability of our credit facilities, unfinanced real estate, and other financing sources
•Our continuing to purchase shares under our share repurchase program
•Our compliance with financial and restrictive covenants in our credit facilities and other debt agreements
•Our programs and initiatives for team member recruitment, training, and retention
•Our strategies and targets for customer retention, growth, market position, operations, financial results, and risk management

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition, and liquidity and development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements in this Annual Report. Therefore, you should not rely on any of these forward-looking statements. The risks and uncertainties that could cause actual results to differ materially from estimated or projected results include, without limitation, the factors as discussed in Part I, Item 1A. Risk Factors, and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and, from time to time, in our other filings we make with the SEC.

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

Business Overview
Lithia and Driveway (NYSE: LAD) is the largest global automotive retailer providing an array of products and services throughout the vehicle ownership lifecycle. Simple, convenient and transparent experiences are offered through our comprehensive network of physical locations, e-commerce platforms, captive finance solutions, fleet management offerings, and other synergistic adjacencies. We have delivered consistent profitable growth in a massive and unconsolidated industry. Our highly diversified and competitively differentiated design provides us the flexibility and scale to pursue our vision to modernize personal transportation solutions wherever, whenever, and however consumers desire. As of December 31, 2024, we operated 459 locations representing 52 brands in the United States, the United Kingdom, and Canada.

We offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, financing and insurance products, and aftersales automotive repair and maintenance services. We strive for diversification in our products, services, brands, and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability. Our diversification, along with our operating structure, provides a resilient and nimble business model.

Founded in 1946 and incorporated in Oregon in 1968, we completed our initial public offering in 1996.

Business Strategy
We seek to provide customers choice with a seamless, blended online and physical retail experience, broad selection, and access to specialized expertise and knowledge. Our comprehensive network provides convenient touch points for customers and provides services throughout the vehicle life cycle. We seek to increase market share and optimize profitability by focusing on the consumer experience and applying proprietary performance measurement systems fueled by data science. Our Driveway and GreenCars brands and online customer portal complement our in-store experiences in the United States and provide convenient, simple, and transparent platforms that serve as our e-commerce home solutions and allow us to deliver differentiated, proprietary digital experiences. Enhancing our business, our captive auto financing division allows us to provide financing solutions for customers and diversify our business model with adjacent products.

Our long-term strategy to create value for our customers, team members, and shareholders includes the following elements:

Driving operational excellence, innovation, and diversification
LAD builds magnetic customer loyalty across our 459 stores, our Driveway and GreenCars e-commerce platforms, and our entire omnichannel ecosystem by focusing on convenient and transparent experiences supported by proprietary data science. Our entrepreneurial model that emphasizes personal accountability for our team powers efficient operations and allows dynamic responsiveness to each of our local markets. Our best-in-class performance management reporting provides the foundation to enable high-performing teams to drive our platform’s full potential.

Investments across our ecosystem built a framework that is responsive to evolving consumer preferences, providing a foundation that supports our current business and our ongoing expansion. These investments, particularly in our digital strategies, connect our experienced, knowledgeable team members with our expansive inventory and physical network of stores to ensure we are agile and adaptable. Additionally, we systematically explore and invest in transformative adjacencies that are synergistic and complementary to our existing business, such as our captive auto finance and fleet management offerings.

These investments support the foundational elements of our strategy. We seek to create durable customer loyalty in our stores and our digital platforms, such as our My Driveway customer portal. These experiences and offerings, backed by our extensive physical network, broad geographic reach, and customized digital offerings, empower our people to provide transparent, flexible, and simple retail experiences.

Our performance-based culture is geared toward an incentive-based compensation structure for a majority of our personnel. We develop pay plans that measure factors such as customer satisfaction, profitability, and individual performance metrics. These plans reward team members for creating customer loyalty, achieving store potential, developing high-performing talent, meeting and exceeding manufacturer requirements, and living our core values.

We centralize many administrative functions to drive efficiencies and streamline store-level operations. These efficiencies allow our local managers to focus on serving customers to increase revenues and gross profit. Our operations are supported by regional and corporate management, as well as dedicated training and personnel development programs which allow us to share best practices across our network and develop talent.

Growth through acquisition and network optimization
Our acquisition growth strategy has been financially and culturally successful. Our disciplined approach focuses on acquiring new vehicle franchises in markets ranging from mid-sized regional markets to metropolitan markets. Acquisition of these businesses increases our proximity to consumers throughout North America and the United Kingdom. While we target annual after tax return of more than 15% for our acquisitions, we have averaged over a 25% return by the third year of ownership due to a disciplined approach focusing on accretive, cash flow positive targets at reasonable valuations. In addition to being financially accretive, acquisitions aim to drive network growth that improves our ability to serve customers through vast selection, greater density, easy access, and the ability to leverage national branding and advertising.

As we focus on expanding our physical network, one of the criteria we evaluate is a valuation multiple between 3x to 6x of investment in intangibles to estimated annualized adjusted EBITDA, with various factors including location, ability to expand our network and talent considered in determining value. We also target an investment in intangibles as a percentage of annualized revenues in the range of 15% to 30%.

During 2024, we acquired 146 stores and divested 10 stores. We invested $1.1 billion, net of floor plan debt, to acquire these stores and we anticipate these acquisitions to add nearly $5.9 billion in annualized revenues.

We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. We believe our disciplined approach provides us with attractive acquisition opportunities and expanded coast-to-coast coverage.

Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology, and adjacencies that expand and diversify our business model. Our current free cash flow deployment strategy has shifted to an allocation of 35% to 45% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 30% to 40% in shareholder return in the form of dividends and share repurchases due to current valuation trends in acquisitions relative to stock price performance. During 2024, we utilized $351.4 million for capital expenditures investing in our existing business and paid $56.5 million in dividends. As of December 31, 2024, we had available liquidity of approximately $1.4 billion, which was comprised of $225.1 million in unrestricted cash, $53.4 million in marketable securities, and $1.1 billion availability on our credit facilities. In addition, our unfinanced real estate could provide additional liquidity of approximately $290.0 million.

Marketing
Lithia & Driveway’s core value, “Earn Customers for Life,” drives our marketing strategy to empower consumers throughout the vehicle ownership lifecycle. To place ease and value at our customers’ fingertips, we are constantly evolving the retail experience so customers can choose transparent, convenient ways to buy, sell, or service their vehicles wherever, whenever, and however they desire.

Our national, regional, and local brands connect with consumers through advertising tailored to the individual brand and market. Utilizing data and omnichannel communications, we strive to create deeper and richer offerings to build lifelong loyalty throughout the vehicle ownership lifecycle.

With a vast selection represented by the largest U.S. new and preowned vehicle inventory for sale online, we employ search engine optimization, search engine marketing, online display, retargeting, social advertising, traditional media, and direct marketing to reach consumers.

Most consumers begin their shopping, buying, or selling activity on our store websites, Driveway.com, and GreenCars.com. Our proprietary customer lifecycle communication platform targets specific stages in the shopping process or ownership lifecycle. In an industry where the competition often relies on third parties to manage their customer data, we manage our data internally. This strategy allows us to leverage our customer insights across many revenue streams and goes beyond automotive needs.

These online channels provide customers with simple, transparent ways to search new and used inventories, view current pricing, apply incentives and offers, calculate payments for purchase or lease, apply for financing, buy online, sell their vehicle, schedule service appointments both in store or at home, schedule vehicle pick-up and delivery, and provide us feedback about their experience.

Driveway, our online experience, puts customers in control of every aspect of their car ownership. They can browse a vast nationwide inventory of new, used, and certified pre-owned vehicles (CPO), and get their vehicle shipped straight to their driveway or pick it up at one of Lithia’s 290+ stores in the Driveway network. In 2024, we reduced our cost per order by 32.5% and our cost per acquisition by 96.3%, through relentlessly testing our media efficiency in conjunction with operational gains. Driveway provides a differentiated retail experience for customers who prefer the simplicity of online shopping and the optionality of home delivery. This platform allows us to significantly increase the geographic reach of our network.

With the industry transitioning to more sustainable practices and alternative-fuel vehicles, we are excited that GreenCars, our online education resource for sustainable mobility, had approximately 11.2 million unique visitors in 2024 at GreenCars.com, a 48% increase from 2023. GreenCars is a leading source of knowledge designed to promote the acceleration of electric vehicle adoption by educating the consumer on such topics as fuel-efficient offerings from model comparisons, personalized incentives, and local rebates to charging network. GreenCars connects consumers with the largest new-and-preowned inventory when they are ready to purchase a sustainable vehicle. GreenCars.com was an important part of the shopping and selection process for 19,000 vehicles across our dealer network in 2024.

Total advertising expense, net of manufacturer credits, was $250.7 million in 2024, $248.2 million in 2023 and $253.6 million in 2022. Over 89% of our advertising spent in 2024 was on digital, social, listings, and one-to-one owner communications. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing, and wide selection. Our manufacturer partners influence a significant portion of our advertising expense. Certain advertising and marketing expenditures are offset by manufacturer cooperative programs, which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $56.2 million in 2024, $54.2 million in 2023 and $46.3 million in 2022.

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

Competition
The retail automotive business is highly competitive. Currently, there are nearly 17,000 new vehicle franchise dealers in the United States, 4,500 in the United Kingdom, and 3,500 in Canada. Many of these franchised dealers are independent stores managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly- and privately-held and other used-only automotive retailers such as CarMax, Carvana, and Cazoo.

Vehicle manufacturers have designated specific marketing and sales areas within which only one dealer of a vehicle brand may operate. In addition, our franchise agreements typically limit our ability to acquire multiple dealerships of a given brand within a particular market area. Certain jurisdictional franchise laws also restrict us from relocating our dealerships, or establishing new dealerships of a particular brand, within any area that is served by another dealer with the same brand. To the extent that a market has multiple dealers of a particular brand, as certain markets we operate in do, we are subject to significant intra-brand competition.

We are larger and have more financial resources than most private automotive retailers with which we currently compete in the majority of our regional markets. We compete directly with retailers with similar or greater resources in our existing metro and non-metro markets. We also compete based on dealer reputation in the various markets. If we enter other new markets, we may face competitors that have access to greater financial resources or have strong brands. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, pricing, our customer guarantees and sales model, our sales expertise, service reputation, and the location of our stores to sell new vehicles.

Regulation

Automotive and Other Laws and Regulations
We operate in a highly regulated industry. A number of laws and regulations affect our business. In every jurisdiction in which we operate, we must obtain various licenses to operate our businesses, including dealer, sales and finance and insurance licenses issued by regulatory authorities. Numerous laws and regulations govern our business, including those relating to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include jurisdictional franchise laws and regulations, consumer protection laws, privacy laws, escheatment laws, anti-money laundering laws and wage-hour, anti-discrimination, and other employment practices laws.

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

Environmental, Health, and Safety Laws and Regulations
Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and fuel. Consequently, our business is subject to a complex variety of federal, state, and local requirements that regulate the environment and public health and safety.

Most of our stores use above ground storage tanks, and, to a lesser extent, underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from our operations. Similarly, certain air emissions from operations, such as auto body painting, may be subject to the federal Clean Air Act and related state and local laws. Health and safety standards promulgated by the Occupational Safety and Health Administration of the U.S. Department of Labor and related state agencies also apply.

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

We incur certain costs to comply with environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of compliance will have a material adverse effect on our business, results of operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. We may become aware of minor contamination at certain of our facilities, and we conduct investigations and remediation at properties as needed. In certain cases, the current or prior property owner may conduct the investigation and/or remediation or we have been indemnified by either the current or prior property owner for such contamination. We do not currently expect to incur significant costs for remediation. However, we cannot provide assurance that material environmental commitments or contingencies will not arise in the future, or that they do not already exist but are unknown to us. See Item 1A. Risk Factors.

Human Capital
Our Human Capital and Development strategy is guided by our mission of “Growth Powered by People.” We place a strong emphasis on the professional success, well-being, and safety of each team member. Our strategy for attracting, retaining, rewarding, and developing top talent involves setting clear expectations, offering exceptional training, and celebrating team member milestones and achievements. These initiatives are key to driving high performing results; allowing us to reach potential, earn customers for life, and grow through our dynamic teams. We cultivate an entrepreneurial, high-performance, customer-centric culture that supports internal promotions, skill development, and continuous professional growth opportunities. Our manage by thirds approach to talent management allows us to effectively and efficiently make people related decisions that drive us towards our shared goals.

As of December 31, 2024, our subsidiaries employed approximately 30,000 persons on a full-time equivalent basis in our global network of 459 retail locations. Our total workforce was comprised of approximately 22% female team members and approximately 41% of minorities. Our management consisted of approximately 23% females and approximately 28% minorities in leadership positions.

Some examples of our team member focused efforts include:
•The Lithia Partners Group (LPG), our flagship recognition program which has been running for over 10 years, continues to identify, recognize, and reward our top-performing Leaders. The LPG celebrates exceptional leaders who embody our core values and exemplify Loyalty, Potential, and Growth. These leaders serve as role models for organizational success and earn the prestigious title of LPG Winner—an honor that every team member aspires to achieve. LPG Winners gain access to exclusive events and opportunities, designed to advance their careers, expand their professional networks, and foster continued personal and professional growth.
•In 2023, we launched a company-wide Culture Poll to amplify the team member voice. With an 80% participation rate, the survey revealed engagement scores surpassing benchmarks, indicating positive progress in creating a positive workplace experience that fosters team member loyalty. The survey also offered valuable insights, leading to the development of action plans by managers to address opportunities to “Improve Constantly.”
•Introduced in 2015, our Women LEAD (Learn, Explore, Achieve, and Develop) program offers a platform for women within the organization to connect, learn, and grow together. Featuring events throughout the year, the program facilitates networking, role modeling, and learning opportunities aimed to foster professional development.
•Originally launched in 2000 as a General Manager readiness cohort, our AMP (Accelerate My Potential) program has evolved to provide high potential leaders an opportunity to showcase General Manager competencies through targeted action plan development, cross-store exposure, and results oriented evaluation. These opportunities combined with coaching, networking, and strategy alignment discussions help accelerate leaders into key roles giving LAD a pipeline of ready candidates which drives internal promotion and growth.
•Our DART (Develop, Analyze, Research, and Transform) program started in 2020 as rotational program for early career talent to gain a diversity of exposure to various areas of the Organization. The DART program targets fact-based, customer-focused, proactive talent with leadership potential who will push our teams to be their best for our customers. DART participants learn the ins and outs of performance standards, gain on the job experience, and build relationships cross-functionally to accelerate their careers.
•Our learning and development initiatives are dedicated to promoting team member growth through curated content paths, specialized curriculums, and tuition reimbursement benefits covering up to 75% of undergraduate or graduate tuition costs. Additional programs provide Master Automotive Service Excellence (ASE) training and certification, along with manufacturer training for technicians.

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

Seasonality and Quarterly Fluctuations
Our North American operations generally experience lower volumes in the first quarter of each year due to consumer purchasing patterns and inclement weather in certain of our markets. As a result, financial performance is expected to be lower during the first quarter than during the second, third, and fourth quarters of each fiscal year. Our U.K. operations generally experience higher volumes in the first and third quarter of each year, due primarily to new vehicle registration practices in the United Kingdom. We believe that interest rates, levels of consumer debt, consumer confidence and manufacturer sales incentives, as well as general economic conditions, also contribute to fluctuations in sales and operating results.

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

Our business is heavily dependent on consumer demand and preferences. A downturn in overall levels of consumer spending may materially and adversely affect our revenues and gross profit margins. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Additionally, other economic factors, such as rising and sustained periods of high crude oil and fuel prices, may impact consumer demand and preferences. As we operate internationally, including across the United States, the United Kingdom, and Canada, changes in and the severity of economic conditions may vary by market. Economic conditions may be anemic for an extended period of time, or deteriorate in the future. This would have a material adverse effect on our retail business, particularly sales of new and used vehicles.

The economies of the United States, the United Kingdom, and Canada have recently experienced heightened inflationary pressures, impacting the costs of labor, fuel, and other costs. Additionally, interest rates remain significantly elevated above the rates available in 2021, which has impacted new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Consumer demand may be further adversely impacted if interest rates continue to increase or are sustained at current levels. In an inflationary environment, depending on automotive industry and other economic conditions, we may be unable to raise prices to keep up with the rate of inflation, which would reduce our profit margins. A period of sustained inflationary and interest rate pressures could impact our profitability.

If new vehicle production exceeds the rate at which new vehicles are sold, our gross profit per vehicle could be adversely affected by this excess and any resulting changes in manufacturer incentive and marketing programs. See the risk factor “If manufacturers or distributors discontinue or change sales incentives, warranties, and other promotional programs, our business, results of operations, financial condition, and cash flows may be materially adversely affected” below. Economic conditions and the other factors described above may also materially adversely impact our parts and repair and maintenance aftersales, and automotive finance and insurance (F&I) products.

Natural disasters, adverse weather conditions, and public health emergencies can disrupt our business.

Our dealerships are in states and regions in the United States, the United Kingdom, and Canada in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides, wind and/or hail storms) or other extraordinary events have in the past, and may in the future, disrupt our dealership operations and impair the value of our dealership property. A disruption in our operations may adversely impact our business, results of operations, financial condition, and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. The exposure on any single claim under our property and casualty insurance, medical insurance, and workers’ compensation insurance varies based upon type of coverage. Our maximum exposure on any single claim is $5.5 million, subject to certain aggregate limit thresholds. Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks may be insured under various contracts with third-party insurance carriers. As of December 31, 2024, we had total reserve amounts associated with these programs of $95.6 million.

The occurrence of public health emergencies or other extraordinary events, such as regional epidemics or a global pandemic, such as COVID-19, may adversely impact our business, results of operations, financial condition, and cash flows. The extent to which public health emergencies or other extraordinary events impact our business going forward will depend on factors such as the duration and scope of the event; governmental, business, and individuals' actions in response to the event; and the impact on economic activity, including the possibility of recession or financial market instability.

The automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather events, or public health emergencies may affect the flow of inventory or parts to us or our manufacturing partners. Such disruptions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Increasing competition among automotive retailers reduces our profit margins on vehicle sales and related businesses. Further, the use of the Internet, e-commerce, and digital technology in the car purchasing process could materially adversely affect us.

Vehicle retailing is a highly competitive business. Our competitors include publicly and privately-owned dealerships. Many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to the volume of purchases or otherwise.

Our F&I business and other related businesses, which have higher margins than sales of new and used vehicles, are subject to strong competition from various financial institutions and others.

The Internet has become a significant part of the sales process in our industry. Customers are using the Internet to compare pricing for vehicles and related F&I services, which may further reduce margins for new and used vehicles and profits for related F&I services. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other franchise groups have aligned themselves with services offered on the Internet or are investing heavily in the development of their own Internet capabilities, which could materially adversely affect our business, results of operations, financial condition, and cash flows.

Our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Our revenues or profitability could be materially adversely affected if any of our manufacturers award franchises to others in the same markets where we operate or if existing franchised dealers increase their market share in our markets.

In addition, we may face increasingly significant competition as we strive to gain market share through acquisitions or otherwise. Our operating margins may decline over time as we expand into markets where we do not have a leading position or that operate under higher pressure on margins.

Changes to the automotive industry and consumer views on car ownership could materially adversely affect our business, results of operations, financial condition, and cash flows.

The automotive industry is predicted to experience rapid change in the years to come, including advances in electric vehicle production, driverless technology, and subscription business models. Certain manufacturers and governments have declared commitments to various electric vehicle and zero emissions goals, such as the state of California’s executive order to require all new cars and passenger trucks sold in the state to be zero-emission vehicles by 2035. In addition, the U.K. government has proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035. The overall impact of these options on the automotive industry is uncertain, and may include costly compliance challenges and lower levels of new vehicle sales or sales through channels that do not include us.

Manufacturers continue to invest in increasing production and quality of electric vehicles, including Battery-Electric Vehicles (BEVs), Hybrid Electric Vehicles, and Plug-in Hybrid Electric Vehicles. BEVs generally require less maintenance than traditional cars and trucks. The effects of BEVs on the automotive industry are uncertain and may include reduced aftersales revenues, as well as changes in the level of sales of certain F&I products such as extended warranty and lifetime lube, oil and filter contracts.

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

We compete in a dynamic industry, and we may invest significant resources to pursue strategies, develop new offerings, and enter into adjacent businesses that do not prove effective.

The vehicle retailing industry is experiencing significant changes as the expectations and behaviors of customers are shifting, and e-commerce and digital technology have become a more significant part of the sales process. We have made and may continue to make significant investments to drive the development of and support of e-commerce and digital technology capabilities, including the launch of Driveway, our e-commerce home solution, and DFC, our in-house consumer financing business. We have also recently invested in a dealer-management technology business and a fleet management business. Changes or additions to our offerings or businesses may not prove sufficiently profitable, attract, or engage our customers, and may reduce confidence in our brands, expose us to increased market or legal risks, subject us to new laws and regulations, or otherwise harm our business.

Customers may prefer other channels for vehicle sales and related F&I services, because they may offer different or superior platforms, or because customers find those platforms easier to use, faster, or more cost effective than our services. We may not successfully anticipate or keep pace with industry changes, and we have and may continue to invest considerable financial resources, personnel, or other resources to pursue strategies that do not ultimately prove effective. A failure to capture the anticipated benefits of such investments could harm our results of operations and financial condition.

A decline of affordable and available vehicle financing may adversely affect our vehicle sales.

A significant portion of buyers finance their vehicle purchases. The primary finance sources our customers use in connection with the purchase of a new or used vehicle are manufacturer captive finance companies, DFC, and sub-prime lenders. These consumer vehicle financing sources rely to a certain extent on financing markets and sources to provide the capital necessary to support their financing programs. In addition, these financing sources, including DFC, will occasionally change their loan underwriting criteria to alter the risk profile of their loan portfolio. In the event that the cost to customers to finance vehicles becomes more expensive, due to increases in interest rates by the financing sources or their sources of capital, lenders tighten their credit standards, or available vehicle financing declines, consumers may be unable or less willing to purchase vehicles, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Adverse conditions affecting one or more key manufacturers may negatively affect our business, results of operations, financial condition, and cash flows.

We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. Any event that adversely affects a manufacturer’s ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles, leading to lower sales in our stores during those periods than would otherwise occur. For example, the shortage of chip supply and labor disruptions in 2021 and 2022 caused a significant constraint in the supply of new vehicles resulting in reduced volumes and increased gross profit margins on retail vehicle sales. As new vehicle availability has improved, gross profit margins have been negatively impacted.

We depend on our manufacturers to deliver high-quality, defect-free vehicles. If a manufacturer experiences quality issues, our sales and financial performance may be adversely impacted. In addition, the discontinuance of a particular brand that is profitable to us could negatively impact our revenues and profitability.
Vehicle manufacturers would be adversely affected by economic downturns or recessions, adverse fluctuations in currency exchange rates, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, port closures, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising team member benefit costs, adverse publicity that may reduce consumer demand for their products, product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, or other adverse events. These and other risks could materially adversely affect any manufacturer and limit its ability to profitably design, market, produce or distribute new vehicles, which, in turn, could materially adversely affect our business, results of operations, financial condition, and cash flows.

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

Federal regulations around fuel economy standards and “greenhouse gas” emissions have continued to increase. New requirements may adversely affect any manufacturer’s ability to profitably design, market, produce, and distribute vehicles that comply with such regulations. We could be adversely impacted in our ability to market and sell these vehicles at affordable prices and in our ability to finance these inventories. These regulations could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

If manufacturers or distributors discontinue or change sales incentives, warranties, and other promotional programs, our business, results of operations, financial condition, and cash flows may be materially adversely affected.

We depend upon the manufacturers and distributors for sales incentives, warranties, and other programs that are intended to promote new vehicle sales or supplement dealer income. Manufacturers and distributors routinely make changes to their incentive programs. Key incentive programs include:

•customer rebates;
•dealer incentives on new vehicles;
•special financing rates on certified, pre-owned vehicles; and
•below-market financing on new vehicles and special leasing terms.

Our financial condition could be materially adversely impacted by a discontinuation or change in our manufacturers’ or distributors’ incentive programs. In addition, certain manufacturers use criteria such as a dealership’s manufacturer-determined customer satisfaction index (CSI score), facility image compliance, team member training, digital marketing and parts purchase programs as factors governing participation in incentive programs. To the extent we do not meet minimum score requirements, we may be precluded from receiving certain incentives, which could materially adversely affect our business, results of operations, financial condition, and cash flows.

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. For the year ended December 31, 2024, approximately 24% of our aftersales revenue was for work covered by manufacturer warranties or manufacturer-sponsored maintenance services. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our aftersales volume could be adversely affected.

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

Each of our stores operates pursuant to a franchise agreement with each of the respective manufacturers for which it serves as franchisee. Each of our stores may obtain new vehicles from manufacturers, service vehicles, sell new vehicles, and display vehicle manufacturers’ brand only to the extent permitted under these agreements. As a result of the terms of our franchise agreements, manufacturers exert significant control over the day-to-day operations at our stores. Such agreements contain provisions for termination or non-renewal for a variety of causes, including service retention, facility compliance, customer satisfaction, and sales and financial performance. From time to time, certain of our stores have failed to comply with certain provisions of their franchise agreements, and we cannot ensure that our stores will be able to comply with these provisions in the future.

Our franchise agreements expire at various times, and there can be no assurances that we will be able to renew these agreements on a timely basis or on acceptable terms or at all. Actions taken by a manufacturer to exploit its bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also have a material adverse effect on our revenues and profitability. If a manufacturer terminates or fails to renew one or more of our significant franchise agreements or a large number of our franchise agreements, such action could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Our franchise agreements do not give us the exclusive right to a given geographic area. Manufacturers may be able to establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment of or relocation of franchises in our markets could have a material adverse effect on the business, financial condition, and results of operations of our stores in the market in which the action is taken.

Changes to manufacturer distribution models may disrupt the way we do business and impact our revenues and profitability.

Generally, state dealer laws restrict the ability of vehicle manufacturers to directly enter the retail market. Manufacturer lobbying efforts and lawsuits have led to the repeal or revision of these laws. For example, Tesla received a favorable ruling in certain states allowing direct to consumer sales and service. In addition, some states are considering introducing legislation to permit direct to consumer auto sales in certain circumstances, allowing additional electric vehicle manufacturers such as Rivian to enter the market. Other manufacturers, such as Scout have signaled a desire to commence a direct-to-consumer model. If manufacturers obtain the ability to directly retail vehicles in our markets, our role in the auto retail market would change and we could experience a loss of revenue and profits and could experience other negative impacts that have a material adverse effect on our business, results of operations, financial condition, and cash flows.

In addition, other changes by manufacturers to their distribution models may impact our operations in the United Kingdom. Certain manufacturers, such as Honda, Volvo, Volkswagen, Mercedes-Benz and Smart, have already transitioned to an agency model in the United Kingdom, whereby the consumer places an order directly with the manufacturer and names a preferred delivery dealer. We have such an agency relationship with Mercedes-Benz with our U.K. dealers. Other manufacturers have announced their intentions to transition to an agency model in coming years, including, among others, BMW, Ford, Jeep, Peugeot, Citroen, Jaguar and Land Rover. Under an agency model, our dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold such vehicle in inventory. The agency model will reduce reported revenues (as only the fee we receive, and not the price of the vehicle, will be reported as revenue), reduce SG&A expenses, and reduce floorplan interest expense, although the other impacts to our results of operations remain uncertain. If manufacturers continue to transition to an agency model in the United Kingdom or another new model is implemented in the United Kingdom or other countries and regions in which we operate, including in the United States and Canada, for the sale of electric or other vehicles, it could negatively affect our revenues, results of operations, and financial condition.

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

In addition, our loan agreements and our senior note indentures contain covenants that limit our discretion with respect to business matters, including incurring additional debt, granting additional security interests in our assets, acquisition activity, disposing of assets, and other business matters. Other covenants are financial in nature, including current ratio, fixed charge coverage, and leverage ratio calculations. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a default and acceleration of our repayment obligations under the other agreements under the cross-default provisions in such other agreements.

We have granted a security interest in a substantial portion of our assets to certain of our lenders and other secured parties, including those under our $6.0 billion syndicated credit facility and $1.1 billion CAD Canadian syndicated credit facility. If we default on our obligations under those agreements, the secured parties may be able to foreclose upon their security interests and otherwise be entitled to obtain or control those assets.

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

In addition, the lenders’ obligations to make loans or other credit accommodations under certain credit agreements is subject to the satisfaction of certain conditions precedent including, for example, the satisfaction of financial covenants and conditions and that our representations and warranties in the agreement are true and correct in all material respects as of the date of the proposed credit extension. If any of the conditions precedent are not satisfied, we may not be able to request new loans or other credit accommodations under those credit facilities, which could have a material adverse impact on our business, results of operations, financial condition, and cash flows.

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

Our floor plan notes payable, credit facilities and a portion of our real estate debt are subject to variable interest rates. As of December 31, 2024, 66% of our total debt was variable rate. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition, and cash flows. We may use interest rate derivatives to hedge a portion of our variable rate debt, when appropriate, based upon market conditions. See Note 12 – Derivative Financial Instruments, related to current hedge activity.

We may experience greater credit losses in DFC’s portfolio of finance receivables than anticipated.

Customers who finance a vehicle purchase or lease a vehicle through a DFC auto loan or lease may be unable to repay the loans based on the original terms and that the fair value of the vehicles used as collateral against the loans may not be sufficient to ensure full repayment. Credit and residual value losses are an inherent risk of our finance receivable portfolio and could result in a material adverse effect on our results of operations.

We estimate an allowance for credit losses based on a variety of assumptions about DFC’s portfolio of finance receivables. Although management prepares an estimate it believes appropriate based on available information, this allowance for credit losses may not be a sufficient reserve for loan and lease losses. For example, sudden economic changes such as an economic downturn or a change in consumer spending may result in additional losses incurred that we did not estimate in our original allowance for credit losses. Losses in excess of our allowance for credit losses could have a material adverse effect on our business and results of operations.

The growth and success of our DFC business is dependent upon obtaining sufficient capital to grow our finance receivable portfolio.

Changes in the availability or cost of financing to support our finance receivable portfolio under DFC could adversely affect our results of operations. Our finance receivable portfolio is funded through a combination of free cash flows from operations and securitized funding, including asset-backed securitization. Changes in the condition of the asset backed securitization market may result in increased costs to access funds in the market or require us to explore new financing options to fund new auto loans and leases. In the event that there is no alternative financing available, we may be forced to pause our auto loan and lease financing business for a period of time. The impact of reducing or pausing our auto loan and lease financing business could result in a material adverse effect on our results of operations.

Technology and Cybersecurity Risks

Changes to the retail delivery model and increased e-commerce and omnichannel competition could adversely affect our business, results of operations, financial condition and cash flows.

The automotive industry is beginning to experience change and disruption in the retail delivery model, including growing competition in the used vehicle market from companies with a primarily online e-commerce business model. Competition in this market includes companies such as CarMax, Carvana, and Cazoo. In addition, larger traditional automotive retailers are transforming their models to support omnichannel retail experiences, providing consumers with vehicle purchasing experiences outside of the traditional brick and mortar automotive dealership model.

We continue to develop our own internal technology solutions to further expand the reach of the networks of service and delivery points in our geographic markets. We may face increased competition for market share with these other delivery models and omnichannel retailers over time which could materially and adversely affect our results of operations. There can be no assurance that our initiatives will be successful or that the amount we invest in these initiatives will result in our maintaining market share and continued or improved financial performance.

Breaches in our data security systems or in systems used by our vendor partners, including cyber-attacks or unauthorized data distribution by team members or affiliated vendors, or disruptions to access and connectivity of our information systems could impact our operations or result in the loss or misuse of customers’ proprietary information.

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

Aspects of our operations are subject to privacy, data use, and data security regulations, which impact the way we use and handle data. We collect, process, share, disclose, transfer, and otherwise use personal information about identifiable individuals including, but not limited to, our customers, team members, partners, and vendors, and so are subject to U.S. and international laws and regulations, regarding data privacy and security such as the California Consumer Privacy Act and the U.K. General Data Protection Regulation. These laws impose comprehensive data privacy compliance obligations in relation to our processing of personal data, including providing privacy rights to the individuals whose data we process and introducing requirements to maintain policies, processes, and procedures regarding our data handing practices. Additionally, our expansion into Canada and the United Kingdom subjects us to additional privacy and security regulations which also impact the way we handle and secure data across borders.

Our internal and third-party systems have been and may in the future be subject to cyber-attacks, viruses, malicious software, ransomware, break-ins, theft, computer hacking, phishing, exploitation of system vulnerabilities or misconfigurations, team member error, or malfeasance or other security breaches or loss of service. We invest in commercially reasonable security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation or loss of services provided by critical business systems, whether by us directly or our third-party service providers, or any other loss of access to such critical business systems, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties or other means. While we have policies and procedures in place for mitigating the impact of a cybersecurity event on our business, which adhere to widely recognized standards for managing cybersecurity risk, these policies and procedures may not ultimately be sufficient or otherwise as effective as intended to eliminate, or in some cases reduce or mitigate, the impact of a cybersecurity event on our business. For example, in June 2024, one of our third-party providers, Global CDK (CDK), suspended information systems used by us in response to a cybersecurity incident impacting CDK. While we activated our cyber incident response procedures as a result of the incident, we still experienced disruption to our business in North America, including to our CDK hosted dealer management system, which temporarily resulted in declines in same store sales during that time. For more information regarding our cybersecurity policies and procedures, see Item 1C. Cybersecurity

Regulatory Risks

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

The majority of our dealerships in the United Kingdom currently operate under franchise agreements with vehicle manufacturers, however, unlike in the United States, the United Kingdom generally does not have automotive dealership franchise laws and, as a result, our U.K. dealerships operate without these types of specific protections that exist in the United States. In addition, our U.K. dealerships are also subject to U.K. antitrust regulations prohibiting certain restrictions on the sale of new vehicles and spare parts and on the provision of repairs and maintenance. For instance, authorized dealers are generally able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the EU, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on cross supplies (including on transfers of dealerships) between existing authorized dealers within the EU. However, under the EU Motor Vehicle Block Exemption Regulation, which was retained in U.K. law following the United Kingdom’s exit from the EU on January 31, 2020, certain restrictions on dealerships are permissible in franchise agreements provided certain conditions are met. In October 2022, the Competition and Markets Authority of the U.K. published recommendations to introduce an updated U.K. equivalent broadly similar to the EU Motor Vehicle Block Exemption Regulations, however, changes to these protections or rules could negatively affect our revenues, results of operations and financial condition.

Changes to laws or regulatory frameworks applicable to automotive consumer financing transactions could negatively affect our results of operations.

Auto finance agreements between consumers and finance lenders typically include amounts to be paid as commissions to the dealership of purchase. In October 2024, the U.K. Court of Appeals ruled that brokers, including car dealerships, could not lawfully receive commissions from finance lenders without obtaining the customer’s fully informed consent to the commission payments. This ruling is now on appeal to the Supreme Court of the United Kingdom. As a result of the appeals court ruling, car dealerships in the United Kingdom are now required to explicitly disclose to their customers the commissions they receive in connection with auto financing arrangements. In response to this ruling, several major finance lenders in the United Kingdom temporarily stopped underwriting new auto finance agreements to review their policies and practices and make any updates necessary to ensure compliance with the new requirements. While these lenders have resumed underwriting since, the initial pause caused significant disruption in the U.K. motor finance market and led to reduced sales volume. Because many of our customers in the United Kingdom rely on financing arrangements to purchase their vehicles from us, any additional judicial or legislative development that changes any of our or third parties’ obligations with respect to auto finance transactions could lead to further disruption that causes our U.K. sales volumes and related commissions to decline. Similarly, any law, regulation, or court ruling that has a similar impact with respect to auto finance transactions in the United States or Canada could lead to reduced sales volumes and related commissions in those regions. If our sales volume or commissions are reduced as a result of any such changes in the United Kingdom, the United States, or Canada, it could negatively affect our revenues, results of operations, and financial condition.

Import product restrictions, currency valuations, U.S. and foreign trade policies and risks may impair our ability to sell foreign vehicles or parts profitably.

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

We are subject to federal, state, and local laws and regulations in the geographic regions in which we operate, such as those relating to franchising, motor vehicle sales, retail installment sales, leasing, F&I, marketing, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. In addition, with respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. New laws and regulations are enacted on an ongoing basis. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is possible that technical mistakes will be made. These regulations affect our profitability and require ongoing training. Current practices in stores may become prohibited. We are responsible for ensuring that continued compliance with laws is maintained. If there are unauthorized activities, the jurisdictional authorities have the power to impose civil penalties and sanctions, suspend or withdraw dealer licenses or take other actions. These actions could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant damages or injunctive relief.

We may be involved in legal proceedings arising from the conduct of our business, including litigation with customers, team member-related lawsuits, class actions, purported class actions and actions brought by or on behalf of governmental authorities. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief, criminal and civil fines and penalties, and damage our reputation and sales.

Our financing activities are subject to federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws and regulations. Some states regulate finance, documentation and administrative fees that may be charged in connection with vehicle sales. In recent years, private plaintiffs and state attorneys general in the United States have increased their scrutiny of advertising, sales, and F&I activities in the sale and leasing of motor vehicles. These activities have led many lenders to limit the amounts that may be charged to customers as fee income for these activities. If these or similar activities were to significantly restrict our ability to generate revenue from arranging financing for our customers, we could be adversely affected.

In the United Kingdom, the Financial Conduct Authority (FCA) regulates financial services firms and financial markets, including the practice of dealerships acting as the broker in arranging the financing for vehicle sales. The FCA is investigating the historic use of discretionary commission arrangements amid concerns that this practice may have been unfair to customers. We await the outcome of the FCA’s investigation which is expected sometime in 2025. Any regulatory or judicial outcome that ultimately results in the refund of historical commissions paid to us or that reduces the commissions paid to us could materially and adversely affect us.

If we or any of our team members at any individual dealership violate or are alleged to violate laws and regulations applicable to them or protecting consumers generally, we could be subject to individual claims or consumer class actions, administrative, civil or criminal investigations or actions and adverse publicity. Such actions could expose us to substantial monetary damages and legal defense costs, injunctive relief, and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.

Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of wastes and remediation of contamination arising from spills and releases. In addition, we may also have liability in connection with materials that were sent to third-party recycling, treatment and/or disposal facilities. Jurisdictional statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Similar to many of our competitors, we have incurred and expect to continue to incur capital and operating expenditures and other costs in complying with such statutes. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such potential liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able or willing to satisfy them. Failure to comply with applicable laws and regulations, or significant additional expenditures required to maintain compliance therewith, may have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects.

Structural and Organizational Risks

Our ability to increase revenues and profitability through acquisitions depends on our ability to acquire and successfully integrate new vehicle franchises.

The vehicle industry in the United States, the United Kingdom, and Canada is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. Accordingly, a principal component of our growth strategy is to make dealership acquisitions in our existing markets and in new geographic markets. Restrictions by our manufacturers and limitations on our access to capital resources may directly or indirectly limit our ability to acquire additional dealerships. In addition, increased competition for acquisitions, including from other national, regional, and local dealership groups, and other strategic and financial buyers, some of which may have greater financial resources than us, could result in fewer acquisition opportunities for us and higher acquisition prices in the future.

We are required to obtain consent from the applicable manufacturer prior to the acquisition of a franchised store, which typically takes 60 to 90 days. In determining whether to approve an acquisition, a manufacturer considers factors including the number of such manufacturers’ stores currently owned, ownership of stores in contiguous markets, performance of existing stores, frequency of acquisitions, and our financial condition. In the past, manufacturers have not consented to our purchase of certain franchised stores and we cannot assure you that manufacturers will approve future acquisitions timely, if at all, which could significantly impair the execution of our acquisition strategy.

We make a substantial capital investment when we acquire dealerships. We finance acquisitions activity primarily with cash flows from our operations, borrowings under our credit arrangements, mortgage financing proceeds, and we may obtain financing from debt and equity capital market offerings. The size of our acquisition activity in recent years magnifies risks associated with debt service obligations. These risks include potential lower earnings per share, our inability to pay dividends and potential negative impacts to the debt covenants we negotiated under our credit agreement. In addition, issuances of equity securities could result in dilution to existing shareholders.

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
•failing to maintain uniform standards, controls, and policies;
•impairing relationships with team members, manufacturers, and customers; and
•overvaluing entities to be acquired.

Our failure to address these risks or other problems encountered in connection with our acquisitions could cause us to fail to realize the anticipated benefits of these acquisitions, cause us to incur unanticipated liabilities and otherwise harm our business. Any of these risks, if realized, could materially and adversely affect our business, financial condition, and results of operations.

Risks associated with our international operations may negatively affect our business, results of operations and, financial condition.

We operate dealerships in the United States, the United Kingdom, and Canada. While our operations outside of the United States currently represent less than 25% of our revenues, we anticipate that our international operations will expand. We face regulatory, operational, political, and economic risks and uncertainties with respect to our international operations that may be different from those in the United States. These risks may include, but are not limited to, the following:
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
•difficulties in managing foreign operations and dealing with different customs, practices, and local regulations with which we are less familiar;
•large uncertainties, timing delays, and expenses associated with tariffs, labor matters, import or export licenses, and other trade barriers; and
•changes in a country’s economic or political conditions, including inflation, recession, and interest rate fluctuations, and exposure to regional or global public health issues, pandemics, or epidemics, such as the outbreak of the COVID-19 pandemic.

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

In addition, as we expand into new markets and develop our digital e-commerce solutions, we will need to hire additional managers, engineers, data scientists, and other team members. The market for qualified team members in the automotive and technology-related industries is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key team members or the inability to attract additional qualified personnel could have a material adverse effect on our business, results of operations, financial condition, and cash flows. In addition, the lack of qualified managers or other team members employed by potential acquisition candidates may limit our ability to consummate future acquisitions.

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

Upon the occurrence of a change in control as defined in our credit agreement, the agent under the credit agreement will have the right to declare all outstanding obligations immediately due and payable and to terminate the availability of future advances to us. Upon the occurrence of a change in control, as defined in the indentures governing our senior notes, the holders of our senior notes will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under the credit agreement in the event of a change in control or fundamental change. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our common stock holders. A “change in control” as defined in our credit agreement includes, among other events, the acquisition by any person, or two or more persons acting in concert, in either case other than Lithia Holdings Company, L.L.C., Sidney B. DeBoer or Bryan B. DeBoer, of beneficial ownership (within the meaning of Rule 13d-3 of the SEC under the Securities Exchange Act of 1934) of 35% or more of the outstanding shares of our voting stock on a fully diluted basis.

Our issuance of preferred stock could adversely affect holders of common stock.

Our Board is authorized to issue a series of preferred stock without any action on the part of our holders of common stock. Our Board also has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting powers, preferences over our common stock with respect to dividends or if we voluntarily or involuntarily dissolve or distribute our assets, and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the price of our common stock could be adversely affected.

Item 1C. Cybersecurity

Assessing, identifying, and managing material risks from cybersecurity threats
We are committed to maintaining robust cybersecurity practices to safeguard our information assets and ensure the confidentiality, integrity, and availability of our operations. We employ a comprehensive approach to assess, identify, and manage material risks arising from cybersecurity threats. The identification and oversight of material cybersecurity risks is included in continuous ERM Committee and Board meetings and reporting.

We complete regular cybersecurity assessments to identify potential vulnerabilities and threats, analyzing our infrastructure, systems, and data. Assessments are conducted both internally and by third parties and consider internal and external factors, technological changes, regulatory requirements, and emerging cyber threats. Our cybersecurity program adheres to widely recognized standards for managing cybersecurity risk, including the National Institute of Standards and Technology Cybersecurity Framework, Center for Internet Security Controls and U.K. Cyber Essentials.

We use advanced threat detection tools and technologies to identify potential cybersecurity risks. This includes continuous monitoring, intrusion detection systems, and anomaly detection mechanisms, to promptly identify any unusual activities or security breaches. Threat intelligence sharing with industry partners helps us stay informed about the latest cybersecurity threats.

We assess cybersecurity risks for their potential impact on our operations, data, and reputation. Risks are prioritized based on their severity and likelihood of occurrence before implementing appropriate controls, safeguards, and mitigation measures to address and manage these risks effectively.

We have developed a well-defined and frequently updated information security incident response plan that outlines procedures to be followed in the event of a cybersecurity incident. The plan is periodically drilled with incident response team members and includes robust processes for identification, categorization, escalation and reporting of incidents. Team members are regularly trained on key cybersecurity subjects to ensure awareness. In June 2024, a cybersecurity incident occurred involving CDK, a third-party provider of certain information systems used by us, that triggered our information security incident response plan. Although the incident disrupted our operations, we believe our response plan operated substantially as we intended and the incident did not materially impact our financial condition or results of operations. The incident, however, provided us an opportunity to test our response plan, refine our procedures and consider improvements.

While no company can or will be completely immune from cybersecurity threats, especially as they relate to vendors and government agencies that we rely on, we know of no cybersecurity incident that has or is likely to materially affect us, our business strategy, or our results of operations, or financial condition.

Board of Directors Cybersecurity Oversight
Our Board oversees our cybersecurity and data protection strategy and appoints a director to lead the Board’s efforts. Our Board is briefed on our cybersecurity posture, current and future risks and potential incidents or vulnerabilities on a quarterly basis. Board members and executives participate in engagements on cybersecurity, such as simulated cyber incident response and crisis management exercises. Our Board also regularly receives and reviews third-party cybersecurity assessments, which include assessments of our cyber maturity and cyber risk.

Management’s Assessment and Response to Material Risks from Cybersecurity Threats
Our information security team and its leadership have primary responsibility for assessing and managing cybersecurity risks, within the scope of the overall ERM Committee.

Our Senior Director of Information Security is responsible for identifying, assessing, and managing risks from cybersecurity threats. The Senior Director of Information Security manages our cybersecurity program and receives information regarding cybersecurity incidents and threats from our information security management team, through internal cyber risk management processes. The Senior Director of Information Security reports to the Chief Technology and Innovation Officer (CTIO) and provides frequent and up to date reporting on cyber risk to our ERM Committee, a cross functional executive-level steering group, which includes the CTIO and has a wealth of experience in enterprise risk. The ERM Committee meets on a quarterly basis or as necessary to assess and respond to enterprise risks, including cybersecurity, and reports updates to the Board.

The Senior Director of Information Security has over 10 years of experience in senior level information security roles, has over 20 years' experience in Fortune 500 enterprise IT roles, and holds Associate and Bachelor Degrees and the Certified Information Security Manager (CISM) Professional certification, amongst others. The members of our information security management team have extensive experience in technology and security roles, possessing cybersecurity certifications such as Certified Information Systems Security Professional (CISSP), Cisco Certified Network Professional (CCNP) and Global Certified Incident Handler (GCIH), amongst others."

Item 2. Properties

Our stores and other facilities consist primarily of vehicle showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, vehicle storage lots, parking lots, and offices across the United States, the United Kingdom, and Canada. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own our corporate headquarters in Medford, Oregon, and numerous other properties used in our operations. Certain of our owned properties are mortgaged or secured as part of commitments on our various real estate credit facilities. As of December 31, 2024, we had outstanding mortgage debt of $904.6 million, none outstanding on our real estate credit facilities, and $1.8 billion committed as part of availability on our working capital lines of credit. We also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant facilities and undeveloped land for future expansion.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE under the symbol LAD. The number of shareholders of record and approximate number of beneficial holders of common stock as of February 24, 2025 was 424 and 97,452, respectively.

Repurchases of Equity Securities
We made the following repurchases of our common stock during the fourth quarter of 2024:

For the full calendar month of	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)
October	—	$—	—	$560,867
November	70,233	374.70	70,147	534,579
December	173,324	378.25	173,324	469,020
Total	243,557	377.22	243,471
(1)86 shares repurchased in the fourth quarter of 2024 were related to tax withholding on the vesting of RSUs.
(2)On June 4, 2024, our Board approved an additional $350 million repurchase authorization of our common stock. This authorization was in addition to the amount previously authorized by the Board for repurchase. There is no expiration date for this share repurchase authorization.

Stock Performance Graph
The stock performance graph and table that follow compare the cumulative total stockholder return on Lithia Motors, Inc.’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500 Index), and an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive, Asbury Automotive Group, and CarMax for the five years ended December 31, 2024. The peer group indexes utilize the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the S&P 500 Index. All companies in the peer group indexes are weighted in accordance with their market capitalization.(1)

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2024
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2019
2020
2021
2022
2023
2024
Lithia Motors, Inc.
S&P 500 Index - Total Return
Auto Peer Group

	Base Period	Indexed Returns for the Year Ended December 31,
Company/Index	2019	2020	2021	2022	2023	2024
Lithia Motors, Inc.	$100.00	$200.80	$204.49	$141.84	$229.83	$251.20
S&P 500 Index - Total Return	100.00	118.40	152.39	124.79	157.59	197.02
Auto Peer Group	100.00	128.09	178.97	134.01	187.12	204.20
(1)The graph and table assume that $100 was invested on the last day of trading for the calendar year ended December 31, 2019 in Lithia Motors, Inc’s common stock, the S&P 500 Index, and peer group indexes, and that all dividends were reinvested.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. Business, Item 1A. Risk Factors, and our Consolidated Financial Statements and Notes thereto.

Overview
We are a global automotive retailer ranked #140 on the Fortune 500 in 2024. As of February 24, 2025, we offered 52 brands of new vehicles and all brands of used vehicles in 460 stores in the United States, the United Kingdom, and Canada and online at nearly 400 websites. We offer a wide range of products and services including new and used vehicles, F&I products, and vehicle repair and maintenance aftersales.

Financial Performance

We experienced growth of revenue in all major business lines in 2024 compared to 2023, primarily driven by increases in volume related to acquisitions, complemented by organic growth in new vehicles, and aftersales. Acquisition volume contributed to growth of our total company gross profit, offset by a decrease in new vehicle gross profit. On a same store basis, new and used vehicle retail gross profits experienced declines primarily driven by decreases in gross profit per unit as margins normalize to pre-pandemic levels. Net income decline was primarily driven by this margin normalization, increased interest expense, and increased SG&A as a percentage of gross profit.
Segments
We operate in two reportable segments: Vehicle Operations and Financing Operations. Our Vehicle Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by our Financing Operations segment. Our Financing Operations segment provides financing options to customers buying and leasing retail vehicles from our Vehicle Operations segment, as well as leasing vehicles from our fleet management division.

Vehicle Operations

	Year Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions, except per vehicle data)	2024	2023	Change	%	2022	Change	%
Revenues
New vehicle retail	$17,553.8	$15,154.2	$2,399.6	15.8%	$12,894.5	$2,259.7	17.5%
Used vehicle retail	11,268.5	9,570.2	1,698.3	17.7	9,425.0	145.2	1.5
Finance and insurance	1,417.7	1,337.0	80.7	6.0	1,285.4	51.6	4.0
Aftersales	3,801.5	3,197.1	604.4	18.9	2,738.8	458.3	16.7
Total revenues	36,188.2	31,042.3	5,145.9	16.6	28,187.8	2,854.5	10.1

Gross profit
New vehicle retail	$1,229.7	$1,394.1	$(164.4)	(11.8)%	$1,579.7	$(185.6)	(11.7)%
Used vehicle retail	728.6	721.4	7.2	1.0	825.4	(104.0)	(12.6)
Finance and insurance	1,417.7	1,337.0	80.7	6.0	1,285.4	51.6	4.0
Aftersales	2,122.9	1,751.4	371.5	21.2	1,463.1	288.3	19.7
Total gross profit	5,561.0	5,228.9	332.1	6.4	5,152.4	76.5	1.5

Gross profit margins
New vehicle retail	7.0%	9.2%	-220 bps		12.3%	-310 bps
Used vehicle retail	6.5	7.5	-100 bps		8.8	-130 bps
Finance and insurance	100.0	100.0	— bps		100.0	— bps
Aftersales	55.8	54.8	100 bps		53.4	140 bps
Total gross profit margin	15.4	16.8	-140 bps		18.3	-150 bps

Retail units sold
New vehicle retail	369,913	314,116	55,797	17.8%	271,596	42,520	15.7%
Used vehicle retail	411,925	325,764	86,161	26.4	311,764	14,000	4.5

Average selling price per retail unit
New vehicle retail	$47,454	$48,244	$(790)	(1.6)%	$47,477	$767	1.6%
Used vehicle retail	27,356	29,378	(2,022)	(6.9)	30,231	(853)	(2.8)

Average gross profit per retail unit
New vehicle retail	$3,324	$4,438	$(1,114)	(25.1)%	$5,816	$(1,378)	(23.7)%
Used vehicle retail	1,769	2,215	(446)	(20.1)	2,648	(433)	(16.4)
Finance and insurance	1,813	2,090	(277)	(13.3)	2,203	(113)	(5.1)
Total vehicle (1)	4,310	5,367	(1,057)	(19.7)	6,300	(933)	(14.8)
(1)Includes the sales and gross profit related to new, used retail, used wholesale and F&I and unit sales for new and used retail

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations. Therefore, we have integrated same store measures into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in November 2023 would be included in same store operating data beginning in December 2024, after its first complete comparable month of operations. The fourth quarter operating results for the same store comparisons would include results for that store in only the period of December for both comparable periods.

	Year Ended December 31,
($ in millions, except per vehicle data)			2024 vs. 2023				2023 vs. 2022
	2024	2023	Change	%	2023	2022	Change	%
Revenues
New vehicle retail	$15,150.8	$14,884.6	$266.2	1.8%	$13,109.8	$12,430.8	$679.0	5.5%
Used vehicle retail	8,623.9	9,372.6	(748.7)	(8.0)	8,114.2	9,091.3	(977.1)	(10.7)
Finance and insurance	1,251.0	1,311.4	(60.4)	(4.6)	1,192.0	1,235.9	(43.9)	(3.6)
Aftersales	3,220.2	3,128.1	92.1	2.9	2,773.3	2,620.1	153.2	5.8
Total revenues	29,634.2	30,446.9	(812.7)	(2.7)	26,509.3	27,154.0	(644.7)	(2.4)

Gross profit
New vehicle retail	$1,030.3	$1,369.1	$(338.8)	(24.7)%	$1,198.3	$1,527.5	$(329.2)	(21.6)%
Used vehicle retail	638.4	707.7	(69.3)	(9.8)	610.3	792.8	(182.5)	(23.0)
Finance and insurance	1,251.0	1,311.4	(60.4)	(4.6)	1,192.0	1,235.9	(43.9)	(3.6)
Aftersales	1,799.2	1,719.0	80.2	4.7	1,519.2	1,407.7	111.5	7.9
Total gross profit	4,738.1	5,132.5	(394.4)	(7.7)	4,516.3	4,961.4	(445.1)	(9.0)

Gross profit margins
New vehicle retail	6.8%	9.2%	-240 bps		9.1%	12.3%	-320 bps
Used vehicle retail	7.4	7.6	-20 bps		7.5	8.7	-120 bps
Finance and insurance	100.0	100.0	— bps		100.0	100.0	— bps
Aftersales	55.9	55.0	90 bps		54.8	53.7	110 bps
Total gross profit margin	16.0	16.9	-90 bps		17.0	18.3	-130 bps

Retail units sold
New vehicle retail	315,728	308,662	7,066	2.3%	270,756	261,810	8,946	3.4%
Used vehicle retail	306,408	319,225	(12,817)	(4.0)	283,258	299,772	(16,514)	(5.5)

Average selling price per retail unit
New vehicle retail	$47,987	$48,223	$(236)	(0.5)%	$48,419	$47,480	$939	2.0%
Used vehicle retail	28,145	29,361	(1,216)	(4.1)	28,646	30,327	(1,681)	(5.5)

Average gross profit per retail unit
New vehicle retail	$3,263	$4,436	$(1,173)	(26.4)%	$4,426	$5,834	$(1,408)	(24.1)%
Used vehicle retail	2,084	2,217	(133)	(6.0)	2,154	2,645	(491)	(18.6)
Finance and insurance	2,011	2,089	(78)	(3.7)	2,152	2,201	(49)	(2.2)
Total vehicle (1)	4,668	5,368	(700)	(13.0)	5,384	6,306	(922)	(14.6)
(1)Includes the sales and gross profit related to new, used retail, used wholesale and F&I and unit sales for new and used retail

New Vehicles
Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, providing used vehicle inventory through trade-ins, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and parts and service aftersales.
2024 vs. 2023
New vehicle revenue grew 15.8%, resulting from a 17.8% increase in unit sales due to our accelerated growth through strategic acquisitions, offset by a 1.6% decrease in average selling prices. Same store new vehicle revenue was primarily impacted by a 2.3% increase in unit sales, offset by a decrease in average selling prices of 0.5%.

New vehicle gross profit declined 11.8%, primarily due to a 25.1% decrease in average gross profit per unit, partially offset by a 17.8% increase in unit sales driven by acquisitions. On a same store basis, gross profit per new vehicle decreased 26.4%, continuing to normalize to pre-pandemic levels.

2023 vs. 2022
New vehicle revenue grew 17.5%, resulting from a 15.7% increase in unit sales due to acquisitions, complemented by a 1.6% increase in average selling prices. Same store new vehicle revenue was primarily impacted by a 3.4% increase in unit sales, complemented by an increase in average selling prices of 2.0%.

New vehicle gross profit declined 11.7%, primarily due to a 23.7% decrease in average gross profit per unit, partially offset by a 15.7% increase in unit sales driven by acquisitions. On a same store basis, gross profit per new vehicle decreased 24.1%.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: CPO vehicles; core vehicles, which are late-model vehicles with lower mileage; and value autos, which are vehicles with over 80,000 miles. We continue to focus on procuring vehicles across the full spectrum of the addressable used vehicle market to provide customers with a wide selection meeting all levels of affordability, driving increased used vehicle unit volumes. Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s), access additional used vehicle inventory through trade-ins, and increase sales from F&I products and aftersales.

2024 vs. 2023
Used vehicle revenues increased 17.7%, due to increased volume from acquisitions, offset by decreased volume at our seasoned stores. On a same store basis, used vehicle revenues decreased 8.0%, due to a 4.1% decrease in average selling price per retail unit and a 4.0% decrease in unit volume. The same store revenue decrease was driven by a decrease in our CPO vehicle category of 10.0% and a decrease in our core vehicles of 8.3%, partially offset by an increase in our value autos of 1.4%. The decrease in our CPO vehicle category includes an 8.0% decrease in volume and a 2.2% decrease in average selling price per vehicle. The decrease in our core vehicle category includes a 5.8% decrease in volume and a 2.7% decrease in average selling price per vehicle.

Used vehicle gross profits increased 1.0%, due to an increase in unit volume of 26.4%, offset by a 20.1% decrease in average gross profit per unit. On a same store basis, used vehicle gross profit decreased 9.8%, led by a decrease in our CPO vehicles of 24.5% and decrease in our core vehicles of 5.4%, partially offset by an increase in our value auto category of 4.4%. The decrease in our CPO vehicle category was driven by a decrease in gross profit per unit of 18.0% to $2,138, and a decrease in unit volume of 8.0%. Gross profit per unit in our core vehicle category, which accounted for 55.3% of our used vehicle unit sales, increased 0.4% to $1,975. The increase in same store gross profit in our value auto category was driven by an increase in unit volume of 8.6%, offset by a 3.9% decrease in gross profit per unit to $2,331.

2023 vs. 2022
Used vehicle revenues increased 1.5%, due to increased volume from acquisitions, offset by decreased volume at our seasoned stores. Excluding the impact of acquisitions, on a same store basis, used vehicle revenues decreased 10.7%, due to a 5.5% decrease in average selling price per retail unit and 5.5% decrease in unit volume.

Used vehicle gross profits decreased 12.6%, due to a 16.4% decrease in average gross profit per unit, partially offset by a 4.5% increase in units sold. On a same store basis, used vehicle gross profit decreased 23.0%, led by a decrease in average gross profit per unit of 18.6%.

Third-Party Finance and Insurance
We believe that arranging timely vehicle financing is an important part of providing personal transportation solutions, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts, and vehicle and theft protection. Third-party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability.

2024 vs. 2023
F&I revenue increased 6.0%, primarily due to increased volume related to acquisitions. On a same store basis, F&I revenue decreased 4.6%, to $2,011 per unit. This decrease was driven by a decline in service contract penetration rates and lower finance reserve paid per unit from third-party lenders as a result of the higher interest rate environment.

2023 vs. 2022
F&I revenue increased 4.0%, primarily due to increased volume related to acquisitions. On a same store basis, F&I revenue decreased 3.6%, to $2,152 per unit.

Aftersales
We provide automotive repair and maintenance services for customers for the new vehicle brands sold by our stores, as well as service and repairs for most other makes and models. Our aftersales operations are an integral part of our customer retention and the largest contributor to our overall profitability. Earnings from aftersales have historically been more resilient during economic downturns, when owners have tended to repair their existing vehicles rather than buy new vehicles. With more late-model units in operation, continued increase of vehicles in operation, and a plateauing new vehicle market, we believe the increased number of units in operation will continue to benefit our aftersales revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance. We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts.

2024 vs. 2023
Our aftersales revenue growth was driven by increases in warranty and customer pay service work, primarily due to our strategic acquisition growth. On a same store basis, aftersales revenue increased 2.9%, primarily driven by an increase in warranty revenue of 14.0% and customer pay of 1.8%. Performance in body shop saw a decrease of

2.8%. Same store aftersales gross profit increased 4.7%. Our gross margins continue to increase as our mix has shifted towards customer pay and warranty, which has higher margins than other service work.

2023 vs. 2022
Aftersales revenue grew in all areas, primarily due to acquisition growth. On a same store basis, aftersales revenue and gross profit increased 5.8% and 7.9%, respectively.

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

Our proprietary credit model performs a return on investment (ROI) calculation for each application, ensuring that the return obtained is appropriately balanced with the consumer’s credit risk. On a fully discounted basis, we target earnings at least three times the net finance income earned from third party lenders (finance reserve less commissions paid) over the life of the finance receivable. Actual return of the finance receivables may differ based on the changing risk profile of originations, economic conditions, and rates of recovery for charged off vehicles. Actions taken during 2022 to adjust ROI targets in the context of the uncertain macroeconomic environment, along with the acquisition of dealerships whose brands attract relatively more credit-worthy consumers, resulted in finance receivables originated subsequently having higher weighted average credit scores and lower weighted average contract rate and front-end loan-to-values (FE LTV) than prior periods.

We typically use securitizations, warehouse facilities, third-party asset funding, and internal capital to fund finance receivables originated by our Financing Operations. Financing Operations income reflects the interest, fee, and lease income generated by the portfolio of finance receivables less the interest expense associated with the debt utilized to fund the lending, including internal capital, a provision for estimated losses, depreciation on vehicles leased via operating leases, and directly-related expenses.

Total interest margin reflects the spread between interest and fee charges to consumers and our funding costs. Changes in consumer rates on new originations affect Financing Operations income over time. Increases or decreases in interest rates, which affect Financing Operations’ funding costs, or other competitive pressures on consumer rates, could result in compression or expansion in the interest margin. Changes in the provision for losses as a percentage of ending managed receivables reflect the effect of changes in loss experience, economic factors, and asset-specific risks on our outlook for net losses expected to occur over the remaining contractual life of the finance receivables.

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

See Note 19 – Segments for additional information on Financing Operations income and Note 5 – Finance Receivables of Notes to Consolidated Financial Statements for information on finance receivables, including credit quality.

Selected Financing Operations Financial Information

	Year Ended December 31,
($ in millions)	2024	% (1)	2023	% (1)	2022	% (1)
Interest and fee income	$347.8	9.5	$249.4	8.9	$116.3	7.5
Interest expense	(195.1)	(5.3)	(170.5)	(6.1)	(52.2)	(3.4)
Total interest margin	152.7	4.2	78.9	2.8	64.1	4.2
Lease income	74.6		19.1		17.8
Lease costs	(60.3)		(8.4)		(9.5)
Lease income, net	14.3		10.7		8.3
Provision expense	(106.7)	(2.9)	(98.8)	(3.5)	(44.4)	(2.9)
Other financing operations expenses	(44.9)		(36.7)		(32.0)
Financing operations (loss) income	$15.4		$(45.9)		$(4.0)

Total average managed finance receivables	$3,659.9		$2,802.8		$1,542.6
(1)Percent of total average managed finance receivables.

DFC Portfolio Information(1)

	Year Ended December 31,
($ in millions)	2024	2023	2022
Loan origination information
Net loans originated	$2,073.3	$2,118.5	$1,933.9
Vehicle units financed	70,647	70,154	59,604
Total penetration rate (2)	11.6%	11.0%	10.2%
Weighted average contract rate	9.8%	9.6%	7.7%
Weighted average credit score (3)	738	732	718
Weighted average FE LTV (4)	95.4%	95.5%	99.4%
Weighted average term (in months)	73	73	73

Loan performance information
Allowance for credit losses as a percentage of ending managed receivables	3.2%	3.2%	3.1%
Net credit losses on managed receivables	88.0	62.0	42.9
Net credit losses as a percentage of total average managed receivables	2.5%	2.3%	3.0%
Past due accounts as a percentage of ending managed receivables (5)	4.8%	4.6%	5.4%
Average recovery rate (6)	44.3%	49.6%	59.3%

(1)Excludes Canadian and U.K. portfolios
(2)Units financed as a percentage of total U.S. new and used vehicle retail units sold.
(3)The credit scores represent FICO scores and reflect only receivables with obligors that have a FICO score at the time of application. For receivables with co-borrowers, the FICO score is the primary borrower’s. FICO scores are not a significant factor in our proprietary credit model, which relies on information from credit bureaus and other application information as discussed in Note 5 – Finance Receivables of Notes to Consolidated Financial Statements.
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

Financing operations income increased from 2023 to 2024 primarily due to increased contract rates on new originations and decreased funding costs as a percentage of average managed receivables, which increased net interest margin from 2.8% in 2023 to 4.2% in 2024, along with decreased provision expense as a percentage of average managed receivables. Given the increased seasoning of the portfolio and as origination levels were flat, there was less of a negative impact to results due to the upfront recognition of loss provisions on new receivables.

The increase in net credit losses was driven by the growth in the portfolio, as net credit losses as a percentage of total averaged managed receivables, along with delinquencies, were relatively consistent with the prior year.

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

	Year Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions)	2024	2023	Change	%	2022	Change	%
Personnel	$2,394.3	$2,163.1	$231.2	10.7%	$2,086.3	$76.8	3.7%
Rent and facility costs	371.1	273.2	97.9	35.8	222.9	50.3	22.6
Advertising	250.7	248.2	2.5	1.0	253.6	(5.4)	(2.1)
Other	739.1	610.3	128.8	21.1	481.3	129.0	26.8
Total SG&A	$3,755.2	$3,294.8	$460.4	14.0%	$3,044.1	$250.7	8.2%

	Year Ended December 31,
			2024 vs. 2023			2023 vs. 2022
As a % of gross profit	2024	2023	Change		2022	Change
Personnel	43.1%	41.4%	170	bps	40.5%	90	bps
Rent and facility costs	6.7	5.2	150		4.3	90
Advertising	4.5	4.7	(20)		4.9	(20)
Other	13.2	11.7	150		9.4	230
Total SG&A	67.5%	63.0%	450	bps	59.1%	390	bps

2024 vs. 2023
SG&A increased 14.0%, or $460.4 million, primarily due to increased personnel and other costs resulting from our growth through acquisitions. Other expenses in 2024 included acquisition expenses of $10.0 million and $6.1 million of storm related insurance charges. We also recognized a gain on the disposal of stores of $8.2 million.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit increased across all categories to 66.0% from 62.2% in the prior year.

2023 vs. 2022
SG&A increased 8.2%, or $250.7 million, primarily due to increased personnel costs and other costs which resulted from our growth through acquisitions. Other expenses in 2023 included acquisition expenses of $27.2 million, one-time contract buyouts of $14.3 million, and $5.4 million of storm related insurance charges, offset by a $31.2 million net gain on disposal of stores.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit increased across all categories to 61.9% from 59.5% in the prior year. We also recognized a gain on the disposal of stores of $31.2 million.

SG&A adjusted for non-core charges was as follows:

	Year Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions)	2024	2023	Change	%	2022	Change	%
Personnel	$2,394.3	$2,163.1	$231.2	10.7%	$2,086.3	$76.8	3.7%
Rent and facility costs	371.1	273.1	98.0	35.9	222.9	50.2	22.5
Advertising	250.7	248.2	2.5	1.0	253.6	(5.4)	(2.1)
Adjusted other (1)	731.2	594.7	136.5	23.0	527.4	67.3	12.8
Total adjusted SG&A (1)	$3,747.3	$3,279.1	$468.2	14.3%	$3,090.2	$188.9	6.1%

	Year Ended December 31,
			2024 vs. 2023			2023 vs. 2022
As a % of gross profit	2024	2023	Change		2022	Change
Personnel	43.1%	41.4%	170	bps	40.5%	90	bps
Rent and facility costs	6.7	5.2	150		4.3	90
Advertising	4.5	4.7	(20)		4.9	(20)
Adjusted other (1)	13.1	11.4	170		10.3	110
Total adjusted SG&A (1)	67.4%	62.7%	470	bps	60.0%	270	bps
(1)See “Non-GAAP Reconciliations” for more details.

Floor Plan Interest Expense and Floor Plan Assistance
We have floor plan agreements with both manufacturer-affiliated finance companies and as part of our syndicated credit facilities for certain new and used vehicles. The interest rates on these floor plan notes payable commitments vary by lender and are variable rates.

2024 vs. 2023
Floor plan interest expense increased $127.9 million, primarily due to higher interest rates and increases in vehicle inventory levels from acquisitions. Floor plan interest expense increased 41.5% due to higher interest rates, 38.9% due to acquisition volume, and 4.4% due to increases in inventory at existing locations.

2023 vs. 2022
Floor plan interest expense increased $112.1 million, primarily due to higher interest rates, increases in vehicle inventory levels from acquisitions as well as existing locations recovering from prior year inventory shortages.

Floor plan assistance is provided by manufacturers to support store financing of vehicle inventory. Under accounting standards, floor plan assistance is recorded as a component of vehicle gross profit when the specific vehicle is sold. However, because manufacturers provide this assistance to offset inventory carrying costs, we believe a comparison of floor plan interest expense to floor plan assistance is a useful measure of the efficiency of our vehicle sales relative to stocking levels.

The following table details the carrying costs for vehicle inventory and include vehicle floor plan interest net of floor plan assistance earned:

	Year Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions)	2024	2023	Change	%	2022	Change	%
Floor plan interest expense	$278.8	$150.9	$127.9	84.8%	$38.8	$112.1	288.9%
Floor plan assistance (included as an offset to cost of sales)	(170.3)	(160.8)	(9.5)	(5.9)	(130.1)	(30.7)	(23.6)
Net vehicle carrying costs (benefit)	$108.5	$(9.9)	$118.4	1,196.0%	$(91.3)	$81.4	89.2%

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization related to non-compete agreements.

	Year Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions)	2024	2023	Change	%	2022	Change	%
Depreciation and amortization	$245.6	$195.8	$49.8	25.4%	$163.2	$32.6	20.0%

Acquisition activity contributed to the increases in depreciation and amortization in 2024 compared to 2023 and in 2023 compared to 2022. We acquired approximately $409.5 million and $260.5 million of depreciable property as part of our 2024 and 2023 acquisitions, respectively. Capital expenditures totaled $351.4 million and $230.2 million, respectively, in 2024 and 2023. These investments increase the amount of depreciable assets. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

	Year Ended December 31,
	2024	2023	2022
Operating margin	4.4%	5.5%	6.9%
Operating margin adjusted for non-core charges (1)	4.4	5.5	6.7
(1)See “Non-GAAP Reconciliations” for additional information

2024 vs. 2023
Our operating margin decreased 110 basis points compared to the prior year, driven by a decline in gross profit per new and used unit sold. Adjusting for non-core charges, including acquisition expenses and storm related insurance charges, offset by a net disposal gain on disposal of stores, our operating margin decreased 110 basis points.

2023 vs. 2022
Our operating margin decreased 140 basis points compared to the prior year, driven by an increase in SG&A as a percentage of gross profit. Adjusting for non-core charges, including acquisition expenses, one-time contract buyouts, and storm insurance charges, offset by a net disposal gain on disposal of stores, our operating margin decreased 120 basis points.

Non-Operating Expenses

Other Interest Expense
Other interest expense includes interest on debt incurred related to issued senior notes, real estate mortgages, our used and service loaner vehicle inventory financing commitments, and our revolving lines of credit.

	Year Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions)	2024	2023	Change	%	2022	Change	%
Senior notes interest	$76.1	$76.1	$—	—%	$76.1	$0.0	—%
Mortgage interest	50.8	35.8	15.0	41.9	25.9	9.9	38.2
Other interest	136.3	91.9	44.4	48.3	29.7	62.2	209.4
Capitalized interest	(5.4)	(2.6)	(2.8)	(107.7)	(2.6)	—	—
Total other interest expense	$257.8	$201.2	$56.6	28.1%	$129.1	$72.1	55.8%

2024 vs. 2023
The increase in other interest expense was due to higher interest rates and increased borrowings on our credit facilities. See also Note 10 – Credit Facilities and Long-Term Debt of Notes to Consolidated Financial Statements for additional information.

2023 vs. 2022
The increase in other interest expense was due to higher interest rates and increased borrowings on our credit facilities.

Other Income (Expense), Net
Other income (expense), net primarily includes other income associated with investment income and other non-recurring transactions.

	Year Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions)	2024	2023	Change	%	2022	Change	%
Other income (expense), net	$39.3	$22.0	$17.3	NM	$(43.2)	$65.2	NM

2024 vs. 2023
Other income (expense), net increased $17.3 million in 2024 compared to 2023, primarily as a result of increases in equity method investment income and insurance proceeds, partially offset by foreign currency translation losses and reduced interest income from foreign currency deposit accounts.

2023 vs. 2022
Other income (expense), net increased $65.2 million in 2023 compared to 2022, primarily as a result of a reduction in equity method investment losses, foreign currency translation gains, and interest income from foreign currency deposit accounts.

Income Tax Provision
Our effective income tax rate was as follows:

	Year Ended December 31,
	2024	2023	2022
Effective income tax rate	23.8%	25.7%	27.1%
Effective income tax rate excluding non-core items (1)	24.7	25.3	27.0
(1)See “Non-GAAP Reconciliations” for more details

Our effective income tax rate was 23.8% for 2024 compared to 25.7% for 2023. Our effective income tax rate was positively affected by an increase in general business credits and a reduction in valuation allowance.

Adjusting for non-deductible acquisition costs and the benefit of transferable federal tax credits during 2024, our effective income tax rate excluding non-core items is 24.7%, a decrease of 60 basis points compared to the effective income tax rate excluding non-core items for 2023.

Our effective income tax rate in 2023 was positively affected by a reduction in the current and deferred state tax rate, due to changing state mix, and a reduction in valuation allowance. The decrease in tax rate was offset by non-deductible acquisition costs recorded during the period.

Global Implementation of Pillar Two
We are subject to corporation tax on profits in the United States, the United Kingdom, and Canada. The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting has developed the Pillar Two global minimum tax regime. The Pillar Two rules provide a coordinated system to ensure that multinational enterprises with revenues above €750 million pay a minimum effective tax rate of 15% on the income arising in each of the jurisdictions in which they operate.

On June 20, 2023, the U.K.’s Finance (No. 2) Bill 2023 was enacted, which represents the United Kingdom’s introduction of a Pillar Two regime, effective for annual reporting periods beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to implement the primary taxing rule in Pillar Two for fiscal periods beginning on or after December 31, 2023.

We analyzed the tax impact of the Pillar Two regime based on available guidance and determined these rules do not have a material impact on our overall effective tax rate.

Non-GAAP Reconciliations
Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We caution you not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations because they exclude items not related to our ongoing core business operations and other non-cash items, and improves the period-to-period comparability of our results from the core business operations. We use these measures in conjunction with GAAP financial measures to assess our business, including our compliance with covenants in our credit facilities and in communications with our Board concerning financial performance. These measures should not be considered an alternative to GAAP measures.

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations:

	Year Ended December 31, 2024
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Insurance reserves	Acquisition expenses	Premium on redeemable NCI buyout	Tax attribute	Adjusted
Selling, general and administrative	$3,755.2	$8.2	$(6.1)	$(10.0)	$—	$—	$3,747.3
Operating income (loss)	1,575.6	(8.2)	6.1	10.0	—	—	1,583.5

Income (loss) before income taxes	$1,078.3	$(8.2)	$6.1	$10.0	$—	$—	$1,086.2
Income tax (provision) benefit	(256.7)	4.1	(1.6)	(0.5)	—	(13.1)	(267.8)
Net income (loss)	821.6	(4.1)	4.5	9.5	—	(13.1)	818.4
Net income attributable to non-controlling interest	(4.8)	—	—	—	—	—	(4.8)
Net income attributable to redeemable non-controlling interest	(14.8)	—	—	—	11.6	—	(3.2)
Net income (loss) attributable to Lithia Motors, Inc.	$802.0	$(4.1)	$4.5	$9.5	$11.6	$(13.1)	$810.4

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$29.65	$(0.15)	$0.17	$0.35	$0.43	$(0.49)	$29.96
Diluted share count	27.1

	Year Ended December 31, 2023
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Insurance reserves	Acquisition expenses	Contract buyouts	Adjusted
Selling, general and administrative	$3,294.8	$31.2	$(5.4)	$(27.2)	$(14.3)	$3,279.1
Operating income (loss)	1,692.4	(31.2)	5.4	27.2	14.3	1,708.1

Income (loss) before income taxes	$1,362.3	$(31.2)	$5.4	$27.2	$14.3	$1,378.0
Income tax (provision) benefit	(350.6)	8.2	(1.4)	(1.0)	(3.8)	(348.6)
Net income (loss)	1,011.7	$(23.0)	4.0	26.2	10.5	1,029.4
Net income attributable to non-controlling interest	(6.5)	—	—	—	—	(6.5)
Net income attributable to redeemable non-controlling interest	(4.4)	—	—	—	—	(4.4)
Net income (loss) attributable to Lithia Motors, Inc.	$1,000.8	$(23.0)	$4.0	$26.2	$10.5	$1,018.5

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$36.29	$(0.83)	$0.15	$0.95	$0.38	$36.94
Diluted share count	27.6

	Year Ended December 31, 2022
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$3,044.1	$66.0	$(4.9)	$(15.0)	$3,090.2
Operating income (loss)	1,941.1	(66.0)	4.9	15.0	1,895.0

Income (loss) before income taxes	$1,730.0	$(66.0)	$4.9	$15.0	$1,683.9
Income tax (provision) benefit	(468.4)	19.1	(1.3)	(4.0)	(454.6)
Net income (loss)	1,261.6	(46.9)	3.6	11.0	1,229.3
Net income attributable to non-controlling interest	(4.8)	—	—	—	(4.8)
Net income attributable to redeemable non-controlling interest	(5.8)	—	—	—	(5.8)
Net income (loss) attributable to Lithia Motors, Inc.	$1,251.0	$(46.9)	$3.6	$11.0	$1,218.7

Diluted earnings per share attributable to Lithia Motors, Inc.	$44.17	$(1.65)	$0.13	$0.39	$43.04
Diluted share count	28.3

Liquidity and Capital Resources
We manage our liquidity and capital resources in the context of our overall business strategy, continually forecasting and managing our cash, working capital balances, and capital structure to meet the short-term and long-term obligations of our business while maintaining liquidity and financial flexibility. Our free cash flow deployment strategy targets an allocation of 35% to 45% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification, and 30% to 40% in shareholder return in the form of dividends and share repurchases.

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

Available Sources
Below is a summary of our immediately available funds:

	As of December 31,
($ in millions)	2024	2023	Change	% Change
Cash and cash equivalents	$225.1	$825.0	$(599.9)	(72.7)%
Marketable securities	53.4	—	53.4	NM
Available credit on the credit facilities	1,075.3	870.4	204.9	23.5%
Total current available funds	$1,353.8	$1,695.4	$(341.6)	(20.1)%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Net cash provided by (used in) operating activities	$425.1	$(472.4)	$(610.1)
Net cash used in investing activities	(1,854.4)	(1,270.3)	(1,329.8)
Net cash provided by financing activities	907.6	2,409.8	2,035.9

Operating Activities
Cash provided by operating activities increased $897.5 million in 2024 compared to 2023, primarily as a result of maturation of our financing receivables portfolio and a decrease in inventory levels at our seasoned stores, partially offset by net changes in floor plan notes payable and reduced net income.

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

To better understand the impact of these items, adjusted net cash provided by operating activities, a non-GAAP measure, is presented below:

	Year Ended December 31,
			2024 vs. 2023		2023 vs. 2022
($ in millions)	2024	2023	Change	2022	Change
Net cash provided by (used in) operating activities – as reported	$425.1	(472.4)	$897.5	$(610.1)	$137.7
Add: Net borrowings on floor plan notes payable: non-trade	304.8	878.7	(573.9)	737.9	140.8
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(105.5)	(109.2)	3.7	(116.5)	7.3
Adjust: Financing receivables activity	629.4	1,052.0	(422.6)	1,372.5	(320.5)
Net cash provided by operating activities – adjusted	$1,253.8	$1,349.1	$(95.3)	$1,383.8	$(34.7)

Inventories are one of the most significant components of our cash flow from operations. As of December 31, 2024, our new vehicle days’ supply was 59 days, or nine days higher than our days’ supply as of December 31, 2023. Our days’ supply of used vehicles was 53 days, which was eleven days higher than our days’ supply as of December 31, 2023. We calculate days’ supply of inventory on-ground inventory unit levels and a 30-day total units sales volume, both at the end of each reporting period. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $1.9 billion and $1.3 billion, respectively, for 2024 and 2023. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Year Ended December 31,
			2024 vs. 2023		2023 vs. 2022
($ in millions)	2024	2023	Change	2022	Change
Capital expenditures	$(351.4)	$(230.2)	$(121.2)	$(303.1)	$72.9
Cash paid for acquisitions, net of cash acquired	(1,248.5)	(1,185.1)	(63.4)	(1,243.6)	58.5
Cash paid for other investments	(354.7)	(11.1)	(343.6)	(11.8)	0.7
Proceeds from sales of stores	85.7	142.9	(57.2)	212.1	(69.2)

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

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by these transactions are recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, a non-GAAP measure, as well as certain other acquisition-related information is presented below:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Number of stores acquired	146	56	31
Number of stores opened	1	—	1

Cash paid for acquisitions, net of cash acquired	$(1,248.5)	$(1,185.1)	$(1,243.6)
Add: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	105.5	109.2	116.5
Cash paid for acquisitions, net of cash acquired – adjusted	$(1,143.0)	$(1,075.9)	$(1,127.1)

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

Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing Operations segment was as follows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Cash provided by financing activities, as reported	$907.6	2,409.8	$2,035.9
Less: Net borrowings on floor plan notes payable: non-trade	(304.8)	(878.7)	(737.9)
Less: Net borrowings on non-recourse notes payable	(403.7)	(1,283.4)	(104.6)
Cash provided by financing activities, as adjusted	$199.1	$247.7	$1,193.4

Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade and non-recourse notes payable, which are discussed above:

	Year Ended December 31,
			2024 vs. 2023		2023 vs. 2022
($ in millions)	2024	2023	Change	2022	Change
Net borrowings on lines of credit	$346.8	$324.3	$22.5	$2,023.8	$(1,699.5)
Principal payments on long-term debt and finance lease liabilities, scheduled	(64.9)	(35.2)	(29.7)	(51.2)	16.0
Principal payments on long-term debt and finance lease liabilities, other	(74.3)	(10.6)	(63.7)	(171.7)	161.1
Proceeds from the issuance of long-term debt	408.2	79.8	328.4	113.3	(33.5)
Proceeds from the issuance of common stock	27.3	29.7	(2.4)	36.1	(6.4)
Payment of debt issuance costs	(10.7)	(16.7)	6.0	(11.8)	(4.9)
Repurchases of common stock	(365.9)	(48.9)	(317.0)	(688.3)	639.4
Dividends paid	(56.5)	(52.8)	(3.7)	(45.2)	(7.6)
Other financing activity	0.8	(7.9)	8.7	(4.4)	(3.5)

Borrowing and Repayment Activity
During 2024, we raised net proceeds of $408.2 million through the issuance of debt, and had net borrowings of $346.8 million on our lines of credit. These funds were primarily used for acquisitions, share repurchases and capital expenditures.

Our debt to total capital ratio, excluding floor plan notes payable and non-recourse notes payable, was 48.4% at December 31, 2024 compared to 47.1% at December 31, 2023.

Equity Transactions
During 2024, we repurchased 1,229,503 shares at a weighted average price of $283.02 under our current share repurchase authorization, with $469.0 million remaining.

During 2024, we paid dividends on our common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividends paid ($ in millions)
March 2024	$0.50	$13.8
May 2024	0.53	14.4
August 2024	0.53	14.2
November 2024	0.53	14.1

We evaluate performance and make a recommendation to the Board on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

($ in millions)	Outstanding as of December 31, 2024	Remaining Available as of December 31, 2024
Floor plan notes payable: non-trade	$2,848.0	$—	(1)
Floor plan notes payable	2,055.1	—
Used and service loaner vehicle inventory financing commitments	975.3	23.3	(2)
Revolving lines of credit	1,633.2	1,034.6	(2),(3)
Warehouse facilities	834.0	17.4	(2)
Non-recourse notes payable	2,109.3	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Real estate mortgages, finance lease obligations, and other debt	1,085.9	—
Unamortized debt issuance costs	(25.1)	—	(4)
Total debt	$13,265.7	$1,075.3
(1)As of December 31, 2024, we had a $2.8 billion new vehicle floor plan commitment as part of our USB credit facility, and a $1.1 billion CAD wholesale floorplan commitment as part of our BNS credit facility.
(2)The amounts available on the credit facilities are limited based on borrowing base calculations and fluctuate monthly.
(3)Available credit is based on the borrowing base amount effective as of November 30, 2024. This amount is reduced by $25.0 million for outstanding letters of credit.
(4)Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability. See Note 10 – Credit Facilities and Long-Term Debt of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Contractual Obligations
Our cash requirements greater than twelve months from contractual obligations and commitments include:

Debt Obligations and Interest Payments
Refer to Note 10 – Credit Facilities and Long-Term Debt of the Notes to the Consolidated Financial Statements for further information of our obligations and the timing of expected payments.

Contract Obligations
Refer to Note 9 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further information of our obligations and the timing of expected payments.

Operating and Finance Leases
Refer to Note 9 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further information of our obligations and the timing of expected payments.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses at the date of the financial statements. Certain accounting policies require us to make difficult and subjective judgments on matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on assumptions made by management. While we have made our best estimates based on facts and circumstances available to us at the time, different estimates could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include those related to goodwill and franchise value, and acquisitions. We also have other key accounting policies for valuation of finance receivables and expense accruals. However, these policies either do not meet the definition of critical accounting estimates described above or the policies are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

Goodwill and Franchise Value
We are required to test our goodwill and franchise value for impairment at least annually on October 1, or more frequently if conditions indicate that an impairment may have occurred. Our reporting units for goodwill impairment testing are North America Vehicle Operations, U.K. Vehicle Operations, and U.S. and Canada Financing Operations. We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2024, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment.

As of December 31, 2024, we had $2.1 billion of goodwill on our balance sheet associated with our reporting units. The annual goodwill impairment analysis resulted in no indications of impairment in 2024, 2023, or 2022.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual legal entity basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2024, we evaluated our indefinite-lived intangible assets using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the individual entity’s franchise value exceeds the carrying amount, the franchise value is not impaired, and the second step is not necessary. If the qualitative assessment determines it is more likely than not that the fair value is less than the carrying amount, then a quantitative valuation of our franchise value is performed. An impairment charge is recorded to the extent the fair value is less than the carrying value.

As of December 31, 2024, we had $2.6 billion of franchise value on our balance sheet. No individual entity accounted for more than 3% of our total franchise value as of December 31, 2024. The annual franchise value impairment analysis, which we perform as of October 1 each year, resulted in no indications of impairment in 2024, 2023, or 2022.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value and/or goodwill related to that manufacturer. No individual manufacturer accounted for more than 20% of our total franchise value as of December 31, 2024.

See Note 1 – Summary of Significant Accounting Policies and Note 6 – Goodwill and Franchise Value of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Acquisitions
We account for business combinations using the acquisition method of accounting which requires recognition of assets acquired and liabilities assumed at fair value as of the date of the acquisition. Determination of the estimated fair value assigned to each asset acquired or liability assumed can materially impact the net income in subsequent periods through depreciation and amortization and potential impairment charges.

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

See Note 1 – Summary of Significant Accounting Policies and Note 17 – Acquisitions of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks relating to market fluctuations in interest rates, foreign currency exchange rates, and equity values. We do not acquire our market risk sensitive instruments for trading purposes.

Variable Rate Debt
Our credit facilities, other floor plan notes payable, and certain real estate mortgages are structured as variable rate debt. The interest rates on our variable rate debt are tied to either the one-day Secured Overnight Financing Rate (SOFR), the Daily Simple SOFR, the Canadian Overnight Repo Rate Average (CORRA), the Sterling Overnight Index Average (SONIA), or the prime rate. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. Certain floor plan debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies.

Our variable-rate floor plan notes payable, variable rate mortgage notes payable, and other credit line borrowings subject us to market risk exposure. As of December 31, 2024, we had $8.7 billion outstanding under such agreements at a weighted average interest rate of 5.8% per annum. A 10% increase in interest rates, or 57.7 basis points, would increase annual interest expense by approximately $37.9 million, net of tax, based on amounts outstanding as of December 31, 2024.

As of December 31, 2023, we had $6.9 billion outstanding under such agreements at a weighted average interest rate of 6.8% per annum. A 10% increase in interest rates, or 68.1 basis points, would increase annual interest expense by approximately $35.0 million, net of tax, based on amounts outstanding as of December 31, 2023.

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

As of December 31, 2024, we had $4.6 billion of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between May 1, 2025 and July 1, 2038. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $4.1 billion as of December 31, 2024.

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

Foreign Currency Exchange Risk
We have foreign currency risks related to our foreign subsidiaries’ operating activities denominated in currencies other than the USD, including the CAD and the GBP. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates would have resulted in a $798.5 million and $306.3 million decrease to our revenues for the years ended December 31, 2024, and 2023, respectively.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the 146 stores acquired in 2024, which represented 10% of consolidated total assets as of December 31, 2024 and 14% of consolidated revenues for the year ended December 31, 2024.

Based on our assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2024, which is included in Item 8. Financial Statements and Supplementary Financial Data of this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2024, is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2024, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes equity securities authorized for issuance as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders	683,184	$—	(1)	1,418,888
Equity compensation plans not approved by shareholders	—	—		—
Total	683,184	$—		1,418,888
(1)There is no exercise price associated with our RSUs.
(2)Includes 498,122 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 920,766 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2024, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2024, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Portland, OR, Auditor Firm ID: 185.

Information required by this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2024, is incorporated herein by reference.

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

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Lithia Motors, Inc.	10-Q	001-14733	3.1	07/28/21
3.2	Bylaws of Lithia Motors, Inc.	8-K	001-14733	3.1	07/30/24
4.1	Indenture, dated as of December 9, 2019, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	12/13/19
4.1.1	Form of 4.625% Senior Notes due 2027	8-K	001-14733	4.1	12/13/19
4.2	Indenture, dated as of October 9, 2020, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	10/09/20
4.2.1	Form of 4.375% Senior Notes due 2031	8-K	001-14733	4.1	10/09/20
4.3	Indenture, dated as of May 27, 2021, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	05/27/21
4.3.1	Form of 3.875% senior notes due 2029	8-K	001-14733	4.1	05/27/21
4.7	Description of the Registrant’s Securities under Section 12 of the Exchange Act of 1934					X
10.1*	Amended and Restated 2009 Employee Stock Purchase Plan	10-K	001-14733	10-1	02/23/24
10.2*	Lithia Motors, Inc. 2013 Amended and Restated Stock Incentive Plan	8-K	001-14733	10.1	05/02/13
10.2.1*	RSU Deferral Plan	10-K	001-14733	10.3.1	02/24/12
10.2.2*	Amendment to RSU Deferral Plan	10-K	001-14733	10.2.2	03/02/15
10.2.3*	Restricted Stock Unit (RSU) Deferral Election Form	10-K	001-14733	10.2.3	03/02/15
10.3.1*	Form of Restricted Stock Unit Agreement (2022 Performance- and Time-Vesting) (for Senior Executives)	10-K	001-14733	10.3.3	02/18/22
10.3.2*	Form of Restricted Stock Unit Agreement (Performance-Vesting) for awards in 2023 and 2024	10-K	001-14733	10.3.3	02/24/23
10.3.3*	Form of Restricted Stock Unit Agreement (Time-Vesting) for awards in 2023 and 2024	10-K	001-14733	10.3.4	02/24/23
10.3.4*	Form of Restricted Stock Unit Agreement (Time-Vesting) for awards beginning in 2023 (for Directors)	10-Q	001-14733	10.2	04/28/23
10.3.5*	Form of Restricted Stock Unit Agreement (Performance-Vesting) for awards beginning in 2025					X
10.3.6*	Form of Restricted Stock Unit Agreement (Time-Vesting) for awards beginning in 2025					X
10.4*	Lithia Motors, Inc. Short-Term Incentive Plan	8-K	001-14733	10.1	12/22/20
10.5*	Form of Outside Director Nonqualified Deferred Compensation Agreement					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.6*	Amended and Restated Split-Dollar Agreement	10-K	001-14733	10.17	02/22/13
10.7*	Form of Indemnity Agreement for each Named Executive Officer	8-K	001-14733	10.1	05/29/09
10.8*	Form of Indemnity Agreement for each Non-Management Director	8-K	001-14733	10.2	05/29/09
10.9*	Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan	10-Q	001-14733	10.1	04/29/16
10.9.1*	Amendment to Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan)	10-K	001-14733	10.10.3	02/25/19
10.9.2*	Supplement to the Lithia Motors, Inc. Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan					X
10.9.3*	Form of Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan - Notice of Discretionary Contribution Award					X
10.10*	Transition Agreement dated September 14, 2015 between Lithia Motors, Inc. and Sidney B. DeBoer	8-K	001-14733	10.1	09/17/15
10.10.1*	Amendment to Transition Agreement dated January 22, 2019 between Lithia Motors, Inc. and Sidney B. DeBoer	8-K	001-14733	10.1	01/25/19
10.11*	Director Service Agreement effective January 1, 2016 between Lithia Motors, Inc. and Sidney B. DeBoer	8-K	001-14733	10.2	09/17/15
10.12*†	Form of Employment and Change in Control Agreement dated February 4, 2016 between Lithia Motors, Inc. and Bryan B. DeBoer	8-K	001-14733	10.1	02/05/16
10.13	Fourth Amended and Restated Loan Agreement, dated April 29, 2021, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	05/04/21
10.13.1	First Amendment to Fourth Amended and Restated Loan Agreement, dated February 7, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	10-K	001-14733	10.13.1	02/24/23
10.13.2††	Second Amendment to Fourth Amended and Restated Loan Agreement, dated June 2, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	06/08/22
10.13.3††	Third Amendment to Fourth Amended and Restated Loan Agreement, dated November 21, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	10-K	001-14733	10.13.3	02/24/23
10.13.4††	Fourth Amendment to Fourth Amended and Restated Loan Agreement, dated February 9, 2023, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	02/15/23
10.13.5††	Fifth Amendment to Fourth Amended and Restated Loan Agreement, dated February 23, 2024, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	02/27/24
19	Lithia Motors, Inc. Corporate Policy Regarding Confidential Information and Insider Trading					X
21	Subsidiaries of Lithia Motors, Inc.					X
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
97*	Lithia Motors, Inc. Clawback Policy	10-K	001-14733	97	02/23/24
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes to consolidated financial statements					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.					X
† Substantially similar agreements exist between Lithia Motors, Inc. and each of Michael Cavanaugh, Adam Chamberlain, John Criddle, Thomas Dobry, Dianna du Preez, Gary Glandon, Scott Hillier, George Hines, Christopher S. Holzshu, Edward Impert, Charles Lietz, Katherine Macaddino, Kris Miller, Tina Miller, Thomas Naso, Bryan Osterhout, Ross Sherman, and David Stork. The “Cash Change in Control Benefits” under the agreements with Michael Cavanaugh, John Criddle, Dianna du Preez, Gary Glandon, Edward Impert, Katherine Macaddino, Kris Miller and Ross Sherman provide for 12 months of base salary rather than 24 months.
†† Certain confidential and immaterial terms redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2025	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Bryan B. DeBoer
Bryan B. DeBoer
Chief Executive Officer, President, Director, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2025:

/s/ Bryan B. DeBoer	/s/ Tina Miller
Bryan B. DeBoer	Tina Miller
Chief Executive Officer, President, Director, and Principal Executive Officer	Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

/s/ Sidney B. DeBoer	/s/ James E. Lentz
Sidney B. DeBoer	James E. Lentz
Chairman of the Board and Director	Director

/s/ Stacy Loretz-Congdon	/s/ Shauna F. McIntyre
Stacy Loretz-Congdon	Shauna F. McIntyre
Director	Director

/s/ Cassandra M. McKinney	/s/ Louis P. Miramontes
Cassandra M. McKinney	Louis P. Miramontes
Director	Director

/s/ David J. Robino
David J. Robino
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and redeemable non-controlling interest, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the Company’s impairment tests over franchise value intangible assets
As disclosed in Note 1 and Note 6 to the consolidated financial statements, the Company had indefinite-lived franchise value intangible assets with a book value of $2,550.3 million as of December 31, 2024. The Company tested its franchise value intangible assets for impairment using a qualitative assessment performed at each individual legal entity level as of October 1, 2024. The Company determined that no impairment existed in 2024.

We identified the assessment of the Company’s qualitative impairment test over franchise value intangible assets for legal entities whose current operating results indicate a higher risk of potential impairment as a critical audit matter. The tests included the qualitative evaluation of factors such as future profitability for

AUDITOR’S REPORT	F-1

entities with recent losses as well as for entities with declining gross margin, and comparable dealership divestitures, which required especially subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s franchise value impairment assessment process, including controls related to the identification and development of relevant qualitative factors. We evaluated future profitability assumptions by comparing key financial metrics across entities with similar demographics, including historical legal entity level profitability, and evaluated differences for potential indicators of impairments. We evaluated the Company’s intent and ability to carry out a particular course of action by evaluating the Company’s history of carrying out its stated intentions. Additionally, we evaluated information about recent comparable dealership divestitures to identify potential indicators of impairment.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.

Portland, Oregon
February 24, 2025

AUDITOR’S REPORT	F-2

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lithia Motors, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and redeemable non-controlling interest, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired 146 stores during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, all of these acquired stores’ internal control over financial reporting. The total assets of these 146 stores represented approximately 10% of consolidated total assets as of December 31, 2024 and approximately 14% of consolidated revenues for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of internal control over financial reporting of these 146 stores.

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

/s/ KPMG LLP

Portland, Oregon
February 24, 2025

AUDITOR’S REPORT	F-4

CONSOLIDATED BALANCE SHEETS
	December 31,
($ in millions)	2024	2023
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$402.2	$941.4
Accounts receivable, net of allowance for doubtful accounts of $2.3 and $7.1	1,237.0	1,105.5
Inventories, net	5,911.7	4,753.9
Other current assets	221.3	136.8
Total current assets	7,772.2	6,937.6

Property and equipment, net of accumulated depreciation of $825.5 and $646.7	4,629.9	3,981.4
Operating lease right-of-use assets	658.7	478.8
Finance receivables, net of allowance for credit losses of $123.4 and $106.4	3,875.2	3,259.9
Goodwill	2,115.5	1,930.6
Franchise value	2,550.3	2,402.2
Other non-current assets	1,526.1	642.0
Total assets	$23,127.9	$19,632.5

Liabilities and equity
Current liabilities:
Floor plan notes payable	$2,055.1	$1,347.0
Floor plan notes payable: non-trade	2,848.0	2,288.5
Current maturities of long-term debt	134.0	75.7
Current maturities of non-recourse notes payable	58.1	33.9
Trade payables	333.7	288.0
Accrued liabilities	1,122.2	899.1
Total current liabilities	6,551.1	4,932.2

Long-term debt, less current maturities	6,119.3	5,483.7
Non-recourse notes payable, less current maturities	2,051.2	1,671.7
Deferred revenue	414.2	264.1
Deferred income taxes	397.1	349.3
Non-current operating lease liabilities	596.5	427.9
Other long-term liabilities	319.1	220.7
Total liabilities	16,448.5	13,349.6

Redeemable non-controlling interest	—	44.0

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 26.4 and 27.4	793.1	1,100.6
Additional paid-in capital	107.2	79.9
Accumulated other comprehensive (loss) income	(3.6)	20.1
Retained earnings	5,758.8	5,013.3
Total stockholders’ equity - Lithia Motors, Inc.	6,655.5	6,213.9
Non-controlling interest	23.9	25.0
Total equity	6,679.4	6,238.9
Total liabilities, redeemable non-controlling interest and equity	$23,127.9	$19,632.5

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-5

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
($ in millions, except per share amounts)	2024	2023	2022
Revenues:
New vehicle retail	$17,553.8	$15,154.2	$12,894.5
Used vehicle retail	11,268.5	9,570.2	9,425.0
Used vehicle wholesale	1,359.0	1,325.3	1,425.2
Finance and insurance	1,417.7	1,337.0	1,285.4
Aftersales	3,801.5	3,197.1	2,738.8
Fleet and other	787.7	458.5	418.9
Total revenues	36,188.2	31,042.3	28,187.8
Cost of sales:
New vehicle retail	16,324.1	13,760.1	11,314.8
Used vehicle retail	10,539.9	8,848.8	8,599.6
Used vehicle wholesale	1,365.3	1,343.7	1,440.6
Aftersales	1,678.5	1,445.7	1,275.8
Fleet and other	719.4	415.1	404.6
Total cost of sales	30,627.2	25,813.4	23,035.4
Gross profit	5,561.0	5,228.9	5,152.4

Financing operations income (loss)	15.4	(45.9)	(4.0)

Selling, general and administrative	3,755.2	3,294.8	3,044.1
Depreciation and amortization	245.6	195.8	163.2
Operating income	1,575.6	1,692.4	1,941.1
Floor plan interest expense	(278.8)	(150.9)	(38.8)
Other interest expense	(257.8)	(201.2)	(129.1)
Other income (expense), net	39.3	22.0	(43.2)
Income before income taxes	1,078.3	1,362.3	1,730.0
Income tax provision	(256.7)	(350.6)	(468.4)
Net income	821.6	1,011.7	1,261.6
Net income attributable to non-controlling interests	(4.8)	(6.5)	(4.8)
Net income attributable to redeemable non-controlling interest	(14.8)	(4.4)	(5.8)
Net income attributable to Lithia Motors, Inc.	$802.0	$1,000.8	$1,251.0

Basic earnings per share attributable to Lithia Motors, Inc.	$29.71	$36.36	$44.38
Shares used in basic per share calculations	27.0	27.5	28.2

Diluted earnings per share attributable to Lithia Motors, Inc.	$29.65	$36.29	$44.17
Shares used in diluted per share calculations	27.1	27.6	28.3

Cash dividends paid per share	$2.09	$1.92	$1.61

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31,
($ in millions)	2024	2023	2022
Net income	$821.6	$1,011.7	$1,261.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(36.4)	56.5	(16.8)
Pension plan net gain (loss) arising during the period, net of tax benefit (provision) of $12.0, ($10.8) and $0.0	14.2	(18.4)	—
(Loss) gain on cash flow hedges, net of tax benefit (provision) of $0.5, $0.0 and $(0.7)	(1.3)	—	1.8
Unrealized loss on debt securities, net of tax benefit of $0.0, $0.0, and $0.0, respectively	(0.2)	—	—
Total other comprehensive (loss) income, net of tax	(23.7)	38.1	(15.0)
Comprehensive income	797.9	1,049.8	1,246.6

Comprehensive income attributable to non-controlling interest	(4.8)	(6.5)	(4.8)
Comprehensive income attributable to redeemable non-controlling interest	(14.8)	(4.4)	(5.8)
Comprehensive income attributable to Lithia Motors, Inc.	$778.3	$1,038.9	$1,236.0

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-7

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Year Ended December 31,
($ in millions)	2024	2023	2022
Total equity, beginning balances	$6,238.9	$5,210.4	$4,629.2

Common stock, beginning balances	1,100.6	1,082.1	1,711.6
Share-based compensation	31.1	37.7	22.6
Issuance of stock in connection with employee stock purchase plans	27.3	29.7	36.1
Repurchase of common stock, including excise tax	(365.9)	(48.9)	(688.3)
Common stock, ending balances	793.1	1,100.6	1,082.1

Additional paid-in capital, beginning balances	79.9	76.8	58.3
Share-based compensation	27.3	3.1	18.5
Additional paid-in capital, ending balances	107.2	79.9	76.8

Accumulated other comprehensive income (loss), beginning balances	20.1	(18.0)	(3.0)
Foreign currency translation adjustment	(36.4)	56.5	(16.8)
Pension plan net gain (loss) arising during the period, net of tax benefit (provision) of $12.0, ($10.8) and $0.0	14.2	(18.4)	—
Unrealized loss on debt securities, net of tax benefit of $0.0, $0.0, $0.0	(0.2)	—	—
(Loss) gain on cash flow hedges, net of tax benefit (provision) of $0.5, $0.0 and ($0.7)	(1.3)	—	1.8
Accumulated other comprehensive income (loss), ending balances	(3.6)	20.1	(18.0)

Retained earnings, beginning balances	5,013.3	4,065.3	2,859.5
Net income attributable to Lithia Motors, Inc.	802.0	1,000.8	1,251.0
Dividends paid	(56.5)	(52.8)	(45.2)
Retained earnings, ending balances	5,758.8	5,013.3	4,065.3

Non-controlling interest, beginning balances	25.0	4.2	2.8
Net (distributions) contributions of non-controlling interest	(5.9)	14.3	(3.4)
Net income attributable to non-controlling interest	4.8	6.5	4.8
Non-controlling interest, ending balances	23.9	25.0	4.2

Total equity, ending balances	$6,679.4	$6,238.9	$5,210.4

Redeemable non-controlling interest, beginning balances	$44.0	$40.7	$34.0
Net (distributions) contributions of redeemable non-controlling interest	(0.1)	(1.1)	0.8
Net income attributable to redeemable non-controlling interest	14.8	4.4	5.8
Redemption of redeemable non-controlling interest	(58.7)	—	—
Redeemable non-controlling interest, ending balances	$—	$44.0	$40.7

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
($ in millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$821.6	$1,011.7	$1,261.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	295.3	204.1	172.7
Share-based compensation	58.4	40.8	41.1
Gain on disposal of other assets	(8.2)	(3.8)	(0.1)
Net disposal gain on disposal of stores	(8.2)	(31.2)	(66.0)
Investment (gain) loss	(33.1)	—	39.2
Deferred income taxes	38.2	58.7	95.2
Amortization of operating lease right-of-use assets	94.5	60.5	55.4
Increase (net of acquisitions and dispositions):
Trade receivables, net	(9.8)	(222.1)	(122.1)
Inventories	(260.9)	(863.5)	(923.0)
Finance receivables, net	(629.4)	(1,052.0)	(1,372.5)
Other assets	(163.4)	(59.2)	(138.3)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	194.5	363.7	273.3
Trade payables	9.0	(19.9)	25.3
Accrued liabilities	30.8	21.2	(2.3)
Other long-term liabilities and deferred revenue	(4.2)	18.6	50.4
Net cash provided by (used in) operating activities	425.1	(472.4)	(610.1)
Cash flows from investing activities:
Capital expenditures	(351.4)	(230.2)	(303.1)
Proceeds from sales of assets	14.5	13.2	16.6
Cash paid for other investments	(354.7)	(11.1)	(11.8)
Cash paid for acquisitions, net of cash acquired	(1,248.5)	(1,185.1)	(1,243.6)
Proceeds from sales of stores	85.7	142.9	212.1
Net cash used in investing activities	(1,854.4)	(1,270.3)	(1,329.8)
Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade, net	304.8	878.7	737.9
Borrowings on lines of credit	13,666.5	12,738.1	12,160.8
Repayments on lines of credit	(13,319.7)	(12,413.8)	(10,137.0)
Principal payments on long-term debt and finance lease liabilities, scheduled	(64.9)	(35.2)	(51.2)
Principal payments on long-term debt and finance lease liabilities, other	(74.3)	(10.6)	(171.7)
Proceeds from issuance of long-term debt	408.2	79.8	113.3
Principal payments on non-recourse notes payable	(950.2)	(589.5)	(193.5)
Proceeds from issuance of non-recourse notes payable	1,353.9	1,872.9	298.1
Payment of debt issuance costs	(10.7)	(16.7)	(11.8)
Proceeds from issuance of common stock	27.3	29.7	36.1
Repurchase of common stock	(365.9)	(48.9)	(688.3)
Dividends paid	(56.5)	(52.8)	(45.2)
Payments of contingent consideration related to acquisitions	(11.7)	(14.0)	(7.2)
Other financing activities	0.8	(7.9)	(4.4)
Net cash provided by financing activities	907.6	2,409.8	2,035.9
Effect of exchange rate changes on cash and restricted cash	(4.5)	33.4	(3.0)
(Decrease) increase in cash and restricted cash	(526.2)	700.5	93.0
Cash and restricted cash at beginning of year	972.0	271.5	178.5
Cash and restricted cash at end of year	$445.8	$972.0	$271.5
See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Year Ended December 31,
($ in millions)	2024	2023		2022
Reconciliation of cash and restricted cash to the consolidated balance sheets
Cash, restricted cash, and cash equivalents	$225.1	$825.0		$168.1
Restricted cash from collections on finance receivables	177.1	116.4		78.6
Cash and restricted cash	402.2	941.4		246.7
Restricted cash on deposit in reserve accounts, included in other non-current assets	43.6	30.6		24.8
Total cash and restricted cash reported in the Consolidated Statements of Cash Flows	$445.8	$972.0		$271.5

Supplemental cash flow information:
Cash paid during the period for interest	$739.7	$514.3		$209.9
Cash paid during the period for income taxes, net	242.7	222.1		449.3
Floor plan debt paid in connection with store disposals	20.6	27.4		29.5

Non-cash activities:
Contingent consideration in connection with acquisitions	$—	$7.3		$22.4
Debt assumed in connection with acquisitions	868.1	401.6		0.7
Acquisition of finance leases in connection with acquisitions	22.7	45.0		78.2
Non-controlling interest recognized in connection with acquisitions	—	21.1	`	—
Right-of-use assets obtained in exchange for lease liabilities	290.2	150.0		44.7
Unsettled repurchases of common stock	0.1	—		—

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
We are the world’s largest global automotive retailer, operating a unique omnichannel ecosystem of comprehensive sales, financing, leasing, and aftersales. In 2024, we were ranked 140 on the Fortune 500. As of December 31, 2024, we operated 459 locations across the United States, the United Kingdom, and Canada representing 52 brands. We connect customers to their mobility needs through seamlessly integrated physical locations, e-commerce platforms, and tailored solutions including captive finance and fleet management. We focus on creating customer loyalty to maximize the potential of each store. This approach enables us to unlock sustained growth by delivering personalized experiences wherever, whenever, and however customers desire.

Basis of Presentation
The accompanying Consolidated Financial Statements reflect the results of operations, the financial position, and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Restricted Cash, and Cash Equivalents
Cash and cash equivalents are defined as cash on hand and cash in bank accounts without restrictions. Restricted cash consisted of collections of principal, interest and fee payments on finance receivables that are restricted for repayment on borrowings on our securitization facilities before being unrestricted.

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
•Manufacturer receivables represent amounts due from manufacturers, including holdbacks, rebates, incentives, and warranty claims.

Receivables are recorded at invoice and do not bear interest until they are 60 days past due. The historical losses related to these balances are immaterial. The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets. See Note 2 – Accounts Receivable.

Finance Receivables
Finance receivables consist of auto loan and lease contracts originated through our Financing Operations, which are secured by the vehicles we sell. Finance receivables are presented net of an allowance for credit losses. The allowance for credit losses represents the net credit losses expected over the remaining contractual life of our finance receivables. See Note 5 – Finance Receivables for additional information on our significant accounting policies related to finance receivables and the allowance for credit losses.

Inventories
Inventories are valued at the lower of net realizable value or cost, using the specific identification method for new and used vehicles, and the lower of cost (first-in, first-out) or market method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning, and transportation.

Manufacturers reimburse us for holdbacks, floor plan interest assistance, and advertising assistance, which are reflected as a reduction in the carrying value of each vehicle purchased. We recognize advertising assistance, floor plan interest assistance, holdbacks, cash incentives, and other rebates received from manufacturers that are tied to specific vehicles as a reduction to cost of sales as the related vehicles are sold.

NOTES TO FINANCIAL STATEMENTS	F-11

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

The range of estimated useful lives is as follows:

Buildings and improvements	5	to	40 years
Service equipment	5	to	15 years
Furniture, office equipment, signs, and fixtures	3	to	10 years

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels, and betterments is capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2024, 2023, and 2022, we recorded capitalized interest of $5.4 million, $2.6 million and $2.6 million, respectively.

When an asset is retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income from operations, as a component of SG&A.

Leased property meeting certain criteria are recorded as finance leases. We have finance leases for certain locations, expiring at various dates through August 1, 2037. Our finance lease right-of-use assets are included in property and equipment on our Consolidated Balance Sheets. Amortization of finance lease right-of-use assets is computed on a straight-line basis over the term of the lease, unless the lease transfers title or it contains a bargain purchase option, in which case, it is amortized over the asset’s useful life and is included in depreciation expense. Finance lease liabilities are recorded as the lesser of the estimated fair market value of the leased property or the net present value of the aggregated future minimum payments and are included in current maturities of long-term debt and long-term debt on our Consolidated Balance Sheets. Interest associated with these obligations is included in other interest expense in the Consolidated Statements of Operations. See Note 9 – Commitments and Contingencies.

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

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying amount of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment. We test our goodwill for impairment on October 1 of each year. In 2024, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. We have determined the appropriate unit of accounting for testing goodwill for impairment is at our reporting unit level: North America Vehicle Operations, U.K.

NOTES TO FINANCIAL STATEMENTS	F-12

Vehicle Operations, and U.S. and Canada Financing Operations. See Note 6 – Goodwill and Franchise Value and Note 15 – Fair Value Measurements.

Franchise Value
We enter into agreements (franchise agreements) with our manufacturers. Franchise value represents a right received under franchise agreements with manufacturers and is identified on a legal entity basis.

We evaluated the useful lives of our franchise agreements based on the following factors:

•certain of our franchise agreements continue indefinitely by their terms;
•certain of our franchise agreements have limited terms, but are routinely renewed without substantial cost to us;
•other than franchise terminations related to the unprecedented reorganizations of Chrysler and GM, and allowed by bankruptcy law, we are not aware of manufacturers terminating franchise agreements against the wishes of the franchise owners in the ordinary course of business. A manufacturer may pressure a franchise owner to sell a franchise when the owner is in breach of the franchise agreement over an extended period of time;
•state dealership franchise laws typically limit the rights of the manufacturer to terminate or not renew a franchise;
•we are not aware of any legislation or other factors that would materially change the retail automotive franchise system; and
•as evidenced by our acquisition and disposition history, there is an active market for most automotive dealership franchises. We attribute value to the franchise agreements acquired with the dealerships we purchase based on the understanding and industry practice that the franchise agreements will be renewed indefinitely by the manufacturer.

Accordingly, we have determined that our franchise agreements will continue to contribute to our cash flows indefinitely and, therefore, have indefinite lives.

As an indefinite-lived intangible asset, franchise value is tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying value may exceed fair value. The impairment test for indefinite-lived intangible assets requires the comparison of estimated fair value to carrying value. An impairment charge is recorded to the extent the fair value is less than the carrying value. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. We evaluated our indefinite-lived intangible assets using a qualitative assessment process. We have determined the appropriate unit of accounting for testing franchise value for impairment is each legal entity assigned franchise value.

We test our franchise value for impairment on October 1 of each year. In 2024, we evaluated our franchise value using a qualitative assessment process. If the qualitative factors discussed above determine that it is more likely than not that the fair value of the legal entity’s franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying value, then a quantitative valuation of our franchise value is performed and an impairment would be recorded. See Note 6 – Goodwill and Franchise Value and Note 15 – Fair Value Measurements.

Variable Interest Entities and Securitization Transactions
We maintain a revolving funding program composed of warehouse facilities that we use to fund finance receivables originated by our Financing Operations.

We use term securitizations to provide long-term funding for most of the finance receivables initially funded through the warehouse facilities. In these transactions, a pool of finance receivables is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the finance receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred finance receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized finance receivables.

The securitization trusts established in connection with asset-backed securitization transactions are variable interest entities (VIE). We are required to evaluate term securitization trusts for consolidation. In our capacity as servicer, we have the power to direct the activities of the trusts that most significantly impact the economic performance of the

NOTES TO FINANCIAL STATEMENTS	F-13

trusts. In addition, we have the obligation to absorb losses (subject to limitations) and the rights to receive any returns of the trusts, which could be significant. Accordingly, we are the primary beneficiary of the trusts and are required to consolidate them.

We recognize these term securitizations as secured borrowings, which result in recording the finance receivables and the related non-recourse notes payable on our Consolidated Balance Sheets.

These finance receivables can only be used as collateral to settle obligations of the related non-recourse funding vehicles. The non-recourse funding vehicles and investors have no recourse to our assets beyond the related finance receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on finance receivables. We have not provided financial or other support to the non-recourse funding vehicles that was not previously contractually required, and there are no additional arrangements, guarantees, or other commitments that could require us to provide financial support to the non-recourse funding vehicles.

See Note 5 – Finance Receivables and Note 10 – Credit Facilities and Long-Term Debt for additional information on finance receivables and non-recourse notes payable.

Restricted Cash on Deposit in Reserve Accounts
The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors. In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. Restricted cash on deposit in reserve accounts is invested in both FDIC insured bank savings accounts as well as money market securities and is included in “Other non-current assets” on our Consolidated Balance Sheets. Restricted cash on deposit in reserve accounts totaled $43.6 million and $30.6 million at December 31, 2024 and 2023, respectively.

Advertising
We expense production and other costs of advertising as incurred as a component of SG&A expense. Additionally, manufacturer cooperative advertising credits for qualifying, specifically-identified advertising expenditures are recognized as a reduction of advertising expense. Advertising expense and manufacturer cooperative advertising credits were as follows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Advertising expense, gross	$306.9	$302.4	$299.9
Manufacturer cooperative advertising credits	(56.2)	(54.2)	(46.3)
Advertising expense, net	$250.7	$248.2	$253.6

Contract Origination Costs
Contract origination commissions paid to our team members directly related to the sale of our self-insured lifetime lube, oil, and filter service contracts and finance receivables originations are deferred and charged to expense in proportion to the associated revenue to be recognized.

Legal Costs
We are a party to numerous legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees and potential settlement claims related to various legal proceedings that are estimable and probable. See Note 9 – Commitments and Contingencies.

Share-Based Compensation
Compensation costs associated with equity instruments exchanged for team member and director services are measured at the grant date, based on the fair value of the award. If there is a performance-based element to the award, the expense is recognized based on the estimated attainment level, estimated time to achieve the attainment level and/or the vesting period. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of non-vested share-based awards is based on the closing price of our common stock on the date of grant. We account for forfeitures of share-based awards as they occur. See Note 14 – Share-Based Compensation Plans.

NOTES TO FINANCIAL STATEMENTS	F-14

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

When there are situations with uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction, we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Positions that meet this criterion are measured using the largest benefit that is more than 50% likely to be realized. Interest and penalties are recorded as income tax provision in the period incurred or accrued when related to an uncertain tax position. See Note 16 – Income Taxes.

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

We have a variety of syndicated credit facilities with several of the included financial institutions also providing vehicle financing for certain new vehicles, vehicles that are designated for use as service loaners and mortgage financing. These credit facilities are the primary source of floor plan financing for our new vehicle inventory and also provides used vehicle financing and a revolving line of credit. The terms of the facilities extends through various dates through February 23, 2029. At maturity, our financial condition could be materially adversely impacted if lenders are unable to provide credit that has typically been extended to us or with terms unacceptable to us. Our financial condition could be materially adversely impacted if these providers incur losses in the future or undergo funding limitations. See Note 10 – Credit Facilities and Long-Term Debt.

We anticipate continued organic growth and growth through acquisitions. This growth will require additional credit which may be unavailable or with terms unacceptable to us. If these events were to occur, we may not be able to borrow sufficient funds to facilitate our growth.

NOTES TO FINANCIAL STATEMENTS	F-15

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements. Changes in such estimates may affect amounts reported in future periods.

Estimates are used in the calculation of certain reserves maintained for charge-backs on estimated cancellations of service contracts; life, accident, and disability insurance policies; finance fees from customer financing contracts and uncollectible accounts receivable.

Estimates are also used in our allowance for credit losses, which represents the net credit losses expected over the remaining contractual life of our finance receivables. Because net loss performance can vary substantially over time, estimating net losses requires assumptions about matters that are uncertain. The allowance for credit losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed finance receivables and historical gross loss and recovery trends. Determining the appropriateness of the allowance for credit losses requires management to exercise judgement about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance for credit losses and, therefore, net earnings.

We also use estimates in the calculation of various expenses, accruals and reserves, including anticipated losses related to workers’ compensation insurance; anticipated losses related to self-insurance components of our property and casualty and medical insurance; self-insured lifetime lube, oil, and filter service contracts; discretionary team member bonuses, the Transition Agreement with Sidney B. DeBoer, our Chairman of the Board; warranties provided on certain products and services; legal reserves and share-based compensation. We also make certain estimates regarding the assessment of the recoverability of long-lived assets, indefinite-lived intangible assets and deferred tax assets.

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

NOTES TO FINANCIAL STATEMENTS	F-16

Revenue Recognition
The following describes our major product lines, which represent the disaggregation of our revenues to transactions that are similar in nature, amount, timing, uncertainties, and economic factors.

New Retail Vehicle and Used Retail Vehicle Sales
Revenue from the retail sale of a vehicle is recognized at a point in time, as all performance obligations are satisfied when a contract is signed by the customer, financing has been arranged or collectibility is probable, and the control of the vehicle is transferred to the customer. The transaction price for a retail vehicle sale is specified in the contract with the customer and includes all cash and non-cash consideration. In a retail vehicle sale, customers often trade in their current vehicle. The trade-in is measured at its stand-alone selling price in the contract, utilizing various third-party pricing sources. There are no other non-cash forms of consideration related to retail sales. All vehicle rebates are applied to the vehicle purchase price at the time of the sale and are therefore incorporated into the price of the contract at the time of the exchange. We do not allow the return of new or used vehicles, except where mandated by law.

Aftersales
Revenue from aftersales is recognized upon the transfer of control of the parts or service to the customer. We allow for customer returns on sales of our parts inventory up to 30 days after the sale. Most parts returns generally occur within one to two weeks from the time of sale and are not significant.

We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $368.3 million and $317.0 million as of December 31, 2024, and December 31, 2023, respectively; and we recognized $59.9 million and $55.2 million of revenue in the years ended December 31, 2024, and December 31, 2023, respectively, related to our opening contract liability balances. Our contract liability balance is included in accrued liabilities and deferred revenue.

Finance and Insurance Sales
Revenue from F&I sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of F&I contracts is considered variable consideration and is estimated and recognized upon the sale of the contract under the standard. Our contract asset balance was $7.3 million and $11.8 million as of December 31, 2024, and December 31, 2023, respectively; and is included in trade receivables and other non-current assets.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements to maintain consistency and comparability between periods presented. We reclassified certain components within our Consolidated Balance Sheets and Consolidated Statement of Cash Flows to present activity and balances associated with Finance Receivables and Accounts Receivable.

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2023-07 related to improvements to reportable segment disclosures. The amendments in this update require additional disclosure of significant expenses related to our reportable segments, additional segment disclosures on an interim basis, and qualitative disclosures regarding the decision making process for segment resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this pronouncement and made the necessary updates to our segment disclosures. Other than these disclosure updates, the amendments did not have a material effect on our financial statements.

In December 2023, the FASB issued ASU 2023-09 related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning

NOTES TO FINANCIAL STATEMENTS	F-17

after December 15, 2024. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2025, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

In November 2024, the FASB issued ASU 2024-03 related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation, and depreciation, which will provide investors the ability to better understand entity expenses and make their own judgements about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
($ in millions)	2024	2023
Contracts in transit	$497.4	$559.7
Trade receivables	166.5	135.7
Vehicle receivables	243.7	191.4
Manufacturer receivables	306.3	216.5
Other receivables, current	25.4	9.3
Total accounts receivable	1,239.3	1,112.6
Less: Allowance for doubtful accounts	(2.3)	(7.1)
Total accounts receivable, net	$1,237.0	$1,105.5

The long-term components of accounts receivable were included as a component of other non-current assets in the Consolidated Balance Sheets.

NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE

Inventories
The components of inventories consisted of the following:

	December 31,
($ in millions)	2024	2023
New vehicles	$3,555.3	$2,886.3
Used vehicles	2,085.6	1,637.5
Parts and accessories	270.8	230.1
Total inventories	$5,911.7	$4,753.9

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

	December 31,
($ in millions)	2024	2023
Floor plan notes payable: non-trade	$2,848.0	$2,288.5
Floor plan notes payable	2,055.1	1,347.0
Total floor plan debt	$4,903.1	$3,635.5

See credit facilities discussion in Note 10 – Credit Facilities and Long-Term Debt for more information on our floor plan commitments.

NOTES TO FINANCIAL STATEMENTS	F-18

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
($ in millions)	2024	2023
Land	$1,445.0	$1,282.0
Building and improvements	2,647.5	2,274.2
Service equipment	272.7	222.2
Furniture, office equipment, signs and fixtures	909.6	742.5
	5,274.8	4,520.9
Less accumulated depreciation	(825.5)	(646.7)
	4,449.3	3,874.2
Construction in progress	180.6	107.2
Total property and equipment, net	$4,629.9	$3,981.4

Long-Lived Asset Impairment Charges
We determined no triggering events had occurred for the years ended 2024, 2023, and 2022.

NOTE 5. FINANCE RECEIVABLES

Our finance receivables are comprised of auto loan and lease receivables. Our auto loan receivables include amounts due from customers related to vehicle sales financed through U.S. and Canada Financing Operations, secured by the related vehicles. Lease receivables include amounts related to vehicles leased through Canadian Financing Operations, also secured by the related vehicles. These amounts are presented net of an allowance for credit losses.

Interest income on finance receivables is recognized based on the contractual terms of each loan and is accrued until repayment, reaching non-accrual status, charge-off, or repossession. Direct costs associated with finance receivable originations are capitalized and expensed as an offset to interest income when recognized on the finance receivables.

More than 98% of the portfolio is aged less than 60 days past due with less than 2% on non-accrual status. As of December 31, 2024, the allowance for credit losses related to finance receivables was $123.4 million and was included in finance receivables, net. In accordance with ASC Topic 326, the allowance for credit losses is estimated based on our historical write-off experience, current conditions and reasonable and supportable forecasts as well as the value of any underlying assets securing these receivables and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance for credit losses upon the earlier of reaching 120 days past due status, the repossession of the vehicle, or the determination that the account is uncollectible.

NOTES TO FINANCIAL STATEMENTS	F-19

Finance Receivables, net

	December 31,
($ in millions)	2024	2023
Asset-backed term funding	$2,604.9	$2,146.5
Warehouse facilities	1,052.0	749.3
Other managed receivables	314.2	452.9
Total finance receivables	3,971.1	3,348.7
Accrued interest and fees	27.5	17.6
Less: Allowance for credit losses	(123.4)	(106.4)
Finance receivables, net	$3,875.2	$3,259.9

Finance Receivables by FICO Score

	As of December 31, 2024
	Year of Origination
($ in millions)	2024	2023	2022	2021	2020	Total
<599[1]	$53.0	$39.7	$22.4	$9.9	$1.4	$126.4
600-699	534.1	406.2	298.8	90.2	8.3	1,337.6
700-774	560.2	402.5	284.9	39.5	3.2	1,290.3
775+	528.1	324.9	176.6	9.1	1.3	1,040.0
Total auto loan receivables	$1,675.4	$1,173.3	$782.7	$148.7	$14.2	3,794.3
Other finance receivables (1)						176.8
Total finance receivables						$3,971.1

	As of December 31, 2023
	Year of Origination
($ in millions)	2023	2022	2021	2020	Total
<599[1]	$62.2	$39.0	$17.6	$2.4	$121.2
600-699	586.6	463.6	152.7	16.1	1,219.0
700-774	568.1	422.5	63.9	5.9	1,060.4
775+	490.3	263.5	14.7	2.7	771.2
Total auto loan receivables	$1,707.2	$1,188.6	$248.9	$27.1	3,171.8
Other finance receivables (1)					176.9
Total finance receivables					$3,348.7
(1)Includes legacy portfolio, loans that are originated with no FICO score available, and finance lease receivables.

Rollforward of Allowance for Credit Losses
Our allowance for credit losses represents the net credit losses expected over the remaining contractual life of our managed finance receivables. During 2024, provision expense and net charge-offs increased primarily due to the higher volume of originations and resulting growth in the finance receivables balance. Also a contributing factor is the 3-4 month lag between charge-off and recovery. Collectively these factors drove an overall increase in the allowance for credit losses. The allowance for credit losses related to finance receivables consisted of the following changes during the period:

	Year Ended December 31,
($ in millions)	2024	2023
Allowance for credit losses at beginning of period	$106.4	$69.3
Charge-offs	(152.7)	(110.0)
Recoveries	63.3	47.6
Initial allowance for purchased credit-deteriorated loans	—	4.6
Sold loans	(0.3)	(3.9)
Provision expense	106.7	98.8
Allowance for credit losses at end of period	$123.4	$106.4

See Note 1 – Summary of Significant Accounting Policies for additional information on the allowance for credit losses related to finance receivables.

NOTES TO FINANCIAL STATEMENTS	F-20

Charge-off Activity by Year of Origination

	Year Ended December 31,
($ in millions)	2024	2023
2024	$15.3	$—
2023	62.8	14.2
2022	53.5	61.9
2021	17.0	29.2
2020	1.5	2.8
Other finance receivables	2.6	1.9
Total charge-offs	$152.7	$110.0

NOTE 6. GOODWILL AND FRANCHISE VALUE

The following is a roll-forward of goodwill:

($ in millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2022	$1,443.5	$17.2	$1,460.7
Additions through acquisitions [1]	519.1	—	519.1
Reductions through divestitures	(51.1)	—	(51.1)
Currency translation	1.5	0.4	1.9
Balance as of December 31, 2023	1,913.0	17.6	1,930.6
Adjustments to purchase price allocations [2]	47.7	—	47.7
Additions through acquisitions [3]	167.0	—	167.0
Reductions through divestitures	(22.1)	—	(22.1)
Currency translation	(6.3)	(1.4)	(7.7)
Balance as of December 31, 2024	$2,099.3	$16.2	$2,115.5
(1)Our purchase price allocations (PPA) for the 2022 acquisitions were finalized in 2023. As a result, we added $285.9 million of goodwill. Preliminary PPA for a portion of our 2023 acquisitions resulted in adding $233.2 million of goodwill.
(2)Our PPA for a portion of the 2023 acquisitions recognized in 2023 was adjusted and finalized in 2024 upon the completion of our fair value adjustments for assumed contract liabilities, acquired loan portfolio, and contingent consideration, adding $47.7 million of goodwill.
(3)Our PPA for the 2023 acquisitions were finalized in 2024. As a result, we added $146.6 million of goodwill. Preliminary PPA for a portion of our 2024 acquisitions resulted in adding $20.4 million of goodwill. Our PPA for the remaining 2024 acquisitions is preliminary and goodwill is not yet allocated to our segments. These amounts are included as a component other non-current assets until we finalize our purchase accounting. See Note 17 – Acquisitions.

The following is a roll-forward of franchise value:

($ in millions)	Franchise Value
Balance as of December 31, 2022	$1,856.2
Additions through acquisitions[1]	556.5
Reductions through divestitures	(14.5)
Currency translation	4.0
Balance as of December 31, 2023	2,402.2
Additions through acquisitions[2]	172.5
Reductions through divestitures	(9.5)
Currency translation	(14.9)
Balance as of December 31, 2024	$2,550.3
(1)Our PPA for the 2022 acquisitions were finalized in 2023. As a result, we added $363.1 million of franchise value. Preliminary PPA for a portion of our 2023 acquisitions resulted in adding $193.4 million of franchise value.
(2)Our PPA for the 2023 acquisitions were finalized in 2024. As a result, we added $172.5 million of franchise value. Our PPA for 2024 acquisitions is preliminary and franchise value is not yet recorded. These amounts are included as a component of other non-current assets until we finalize our purchase accounting. See Note 17 – Acquisitions.

NOTES TO FINANCIAL STATEMENTS	F-21

NOTE 7. INVESTMENTS

Marketable Securities
In 2024, our captive insurance subsidiary began investing cash in excess of current needs in marketable securities. The marketable securities are recorded within other current assets in the Consolidated Balance Sheets and consist of debt securities accounted for as available-for-sale (AFS) and equity securities measured at fair value. Changes in the fair value of equity securities are recognized as a component of other income (expense), net in the Consolidated Statements of Operations and unrealized gains (losses) on AFS debt securities are recorded as a component of other comprehensive income (loss), net of tax until the security is sold. See Note 15 – Fair Value Measurements.

As of December 31, 2024, equity securities recorded within other current assets in the Consolidated Balance Sheets were $2.2 million. Net unrealized gains recognized during the twelve months ended December 31, 2024 on equity securities held at the reporting date were $0.3 million.

Marketable debt securities accounted for as AFS were as follows:

	As of As of December 31, 2024
					Fair Value of Securities with Contractual Maturities
(in millions)	Amortized Cost	Gross Gains[1]	Gross Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$20.4	$—	$(0.2)	$20.2	$3.4	$13.8	$3.1
Municipal securities	10.0	—	—	10.0	1.5	7.0	1.5
Corporate debt	21.0	—	(0.1)	20.9	4.2	13.7	2.9
Total	$51.4	$—	$(0.3)	$51.1	$9.1	$34.5	$7.5

(1)Represents total unrealized losses for securities with net losses in accumulated other comprehensive income as of December 31, 2024.

There were no sales of AFS securities during the twelve months ended December 31, 2024.

Equity Method Investments
In 2024, we purchased an investment in Pinewood Technologies, PLC (PINE.L), a U.K.-based automotive dealership management system provider. Our investment consists of 25.5% of the common stock voting interests accounted for as an equity method investment, included as a component of “Other non-current assets” on the Consolidated Balance Sheets. The investment is measured at fair value based on quoted market prices, and all fair value changes in the investment are recorded as unrealized gains or losses as a component of other income (expense), net in the Consolidated Statements of Operations. The fair value of our investment was $100.0 million as of December 31, 2024. See Note 15 – Fair Value Measurements.

In 2024, we purchased an investment in Wheels, Inc., an automotive fleet management provider, through LMMH. Our investment in LMMH consists of 26.5% of the common stock voting interests accounted for as an equity method investment. The investment is measured at cost plus or minus our share of equity method investee income or loss as a component of other non-current assets in the Consolidated Balance Sheets. The book value of our investment was $208.2 million as of December 31, 2024.

We reported unrealized gains on equity method investments of $32.8 million for the twelve months ended December 31, 2024. Comparatively, we recorded losses on previously owned equity method investments of $1.7 million and $39.2 million in the same periods of 2023 and 2022, respectively.

NOTE 8. NET INVESTMENT IN OPERATING LEASES

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

NOTES TO FINANCIAL STATEMENTS	F-22

Net investment in operating leases was as follows:

	December 31,
($ in millions)	2024	2023
Vehicles, at cost (1)	$334.4	$102.7
Accumulated depreciation (1)	(46.4)	(11.2)
Net investment in operating leases	$288.0	$91.5
(1)Vehicles, at cost and accumulated depreciation are recorded in “Other non-current assets” on the Consolidated Balance Sheets.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases
We lease certain dealerships, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We have elected not to bifurcate lease and non-lease components related to leases of real property.

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

We rent or sublease certain real estate to third parties.

The table below presents the lease-related liabilities and finance lease right-of-use assets recorded on the Consolidated Balance Sheets:

	December 31,
($ in millions)	2024	2023
Operating lease liabilities:
Current portion included in accrued liabilities	$97.6	$68.2
Non-current operating lease liabilities	596.5	427.9
Total operating lease liabilities	694.1	496.1

Finance lease liabilities:
Current portion included in current maturities of long-term debt	20.6	7.8
Long-term portion of lease liabilities in long-term debt	93.7	91.6
Total finance lease liabilities	114.3	99.4
Total lease liabilities	$808.4	$595.5

Finance lease right-of-use assets:
Total finance lease right-of-use assets (1)	$114.0	$132.7
Weighted-average remaining lease term:
Operating leases	11 years	10 years
Finance leases	7 years	8 years
Weighted-average discount rate:
Operating leases	5.56%	4.78%
Finance leases	5.64%	5.53%
(1)Finance lease right-of-use assets included in property and equipment, net of accumulated depreciation.

NOTES TO FINANCIAL STATEMENTS	F-23

The components of lease costs, which were included in our Consolidated Statements of Operations, were as follows:

		Year Ended December 31,
($ in millions)	Classification	2024	2023	2022
Operating lease cost (1)	Selling, general and administrative	$135.9	$96.9	$77.9
Variable lease cost (2)	Selling, general and administrative	7.4	7.1	5.6
Amortization of finance lease right-of-use assets	Depreciation and amortization	4.4	3.8	4.2
Interest on finance lease liabilities	Other interest expense	5.7	4.1	3.7
Sublease income	Selling, general and administrative	(14.0)	(9.0)	(7.5)
Total lease costs		$139.4	$102.9	$83.9
(1)Includes short-term and month-to-month lease costs, which are immaterial.
(2)Variable lease cost generally includes reimbursement for actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased real estate.

As of December 31, 2024, the maturities of our operating and finance lease liabilities were as follows:

($ in millions)	Operating Lease Liabilities	Finance Lease Liabilities
Year Ending December 31,
2025	$116.0	$26.7
2026	102.0	7.5
2027	93.2	28.3
2028	84.3	5.9
2029	75.3	5.9
Thereafter	406.9	79.3
Total minimum lease payments	877.7	153.6
Less: present value adjustment	(183.6)	(39.3)
Total lease liabilities	$694.1	$114.3

Charge-Backs for Various Contracts
We have recorded a liability of $175.0 million as of December 31, 2024 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows:

Year Ending December 31,	($ in millions)
2025	$98.0
2026	47.8
2027	20.7
2028	6.9
2029	1.5
Thereafter	0.1
Total	$175.0

Contract Liabilities
We retain the obligation for lifetime lube, oil, and filter service contracts and at home valet contracts sold to our customers and assumed the liability of certain existing lifetime lube, oil, and filter contracts. These amounts are recorded as a contract liability. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2024, we had a contract liability balance of $410.4 million associated with these contracts and estimate the contract liability will be recognized as follows:

Year Ending December 31,	($ in millions)
2025	$85.0
2026	68.0
2027	54.1
2028	43.2
2029	34.8
Thereafter	125.3
Total	$410.4

NOTES TO FINANCIAL STATEMENTS	F-24

The contract liability balance is recorded as components of deferred revenue and accrued liabilities in our Consolidated Balance Sheets.

Self-insurance Programs
We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance, and workers’ compensation insurance. Third parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2024 and 2023, we had liabilities associated with these programs of $95.6 million and $77.1 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

NOTE 10. CREDIT FACILITIES AND LONG-TERM DEBT

Below is a summary of our outstanding balances on credit facilities and long-term debt:

		December 31,
($ in millions)	Maturity Dates	2024	2023
Long-term debt:
Used and service loaner vehicle inventory financing commitments	Various dates through Feb 2029	$975.3	$902.8
Revolving lines of credit	Various dates through Feb 2029	1,633.2	1,620.7
Warehouse facilities	Various dates through Nov 2026	834.0	587.0
Non-recourse notes payable	Various dates through Feb 2032	2,109.3	1,705.6
4.625% Senior notes due 2027	Dec 2027	400.0	400.0
4.375% Senior notes due 2031	Jan 2031	550.0	550.0
3.875% Senior notes due 2029	Jun 2029	800.0	800.0
Real estate mortgages, finance lease obligations, and other debt	Various dates through Jul 2038	1,085.9	730.7
Total long-term debt		8,387.7	7,296.8
Less: unamortized debt issuance costs		(25.1)	(31.8)
Less: current maturities (net of current debt issuance costs)		(192.1)	(109.6)
Long-term debt, net		$8,170.5	$7,155.4

Credit Facilities
US Bank Syndicated Credit Facility
On February 23, 2024, we amended our existing syndicated credit facility (USB credit facility), comprised of 21 financial institutions, including seven manufacturer-affiliated finance companies, maturing February 23, 2029. The amendment increased the total financing commitment and the amount to which the commitment could be further expanded.

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

Our obligations under our USB credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts receivable (and other rights to payment), and our equity interests in certain of our subsidiaries. Under our USB credit facility, our

NOTES TO FINANCIAL STATEMENTS	F-25

obligations relating to new vehicle floor plan loans are secured only by collateral owned by borrowers of new vehicle floor plan loans under the USB credit facility.

The interest rate on the USB credit facility varies based on the type of debt, with the rate of one-day SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.10% for new vehicle floor plan financing, 1.40% for used vehicle floor plan financing, 1.20% for service loaner floor plan financing, and a variable interest rate on the revolving financing ranging from 1.00% to 2.00% depending on our leverage ratio. The annual interest rates associated with our commitments are as follows:

Commitment	Annual Interest Rate at December 31, 2024
New vehicle floor plan	5.69%
Used vehicle floor plan	5.99%
Service loaner floor plan	5.79%
Revolving line of credit	5.84%

Under the terms of our USB credit facility, we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Bank of Nova Scotia Syndicated Credit Facility
On December 23, 2024, we amended our syndicated credit agreement with the Bank of Nova Scotia as agent (BNS credit facility), comprised of six financing institutions, including two manufacturer-affiliated finance companies, to join certain previously excluded Canadian entities.

The BNS credit facility provides for a total financing commitment of approximately $1.1 billion CAD, including a working capital revolving credit facility of up to $125 million CAD, a wholesale flooring facility for new vehicles up to $500 million CAD, used vehicle flooring facility of up to $75 million CAD, wholesale leasing facility of up to $400 million CAD, and daily rental vehicle facility up to $25 million CAD.

The interest rate on the BNS credit facility varies based on the type of debt, with the daily compound rate of the Canadian Overnight Repo Rate Average (CORRA) plus a credit spread adjustment of 0.30% plus a margin of 1.00% for the wholesale flooring facility, 1.25% for the used vehicle flooring facility, 1.20% for the daily rental facility, 1.30% for the wholesale leasing facility, and a variable interest rate on the working capital revolving facility ranging from 1.25% to 2.25% depending on our leverage ratio. The annual interest rates associated with our commitments are as follows:

Commitment	Annual Interest Rate at December 31, 2024
Wholesale flooring facility	4.62%
Used vehicle flooring facility	4.87%
Daily rental facility	4.82%
Wholesale leasing facility	4.92%
Working capital revolving facility	4.87%

All BNS facilities other than the wholesale flooring facility, which is a demand facility, mature on March 18, 2027. Under the terms of our BNS credit facility, we are subject to compliance with various financial covenants.

Bank of America Revolving Credit Facility
On July 9, 2024 we amended our revolving credit facility agreement with Bank of America. The amendment extended the maturity date to February 22, 2029 and increased the commitment to £100.0 million GBP. The interest rate on the working capital line of credit is based on the Sterling Overnight Index Average (SONIA) plus 1.45%.

NOTES TO FINANCIAL STATEMENTS	F-26

Ally Real Estate Facility
On December 20, 2024, we amended our existing real estate backed facility with Ally Bank (Ally Capital in Hawaii, Mississippi, Montana and New Jersey), as lender. The credit agreement matures on September 12, 2026 and provides for a revolving line of credit facility (Ally credit facility) of up to $300 million and is secured by real estate owned by us. The Ally credit facility will bear interest at a rate per annum equal to the greater of 3.00% or the prime rate designated by Ally Bank, minus 40 basis points. The Ally credit facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties. Financial covenants, including the requirements to maintain minimum fixed charge coverage ratio and a maximum leverage ratio, consistent with those under our existing USB credit facility. The covenants restrict us from disposing of assets and granting additional security interests. As of December 31, 2024, we had no amounts drawn on the Ally credit facility.

JPM Warehouse facility
On August 15, 2024, we amended our securitization facility for our finance receivable portfolio (JPM warehouse facility) with JPMorgan Chase Bank, as administrative agent and account bank, providing initial commitments for borrowings of up to $1.0 billion. The JPM warehouse facility matures on November 16, 2026. The interest rate on the JPM warehouse facility varies based on the Daily Simple SOFR rate plus 1.00% to 1.70%.

Mizuho Warehouse facility
On February 16, 2024, we amended our securitization facility for our finance receivable portfolio (Mizuho warehouse facility), with Mizuho Bank Ltd., as administrative agent and account bank, providing initial commitments for borrowings of up to $750 million and matures on July 20, 2026. The interest rate on the Mizuho warehouse facility varies based on the Daily Simple SOFR rate plus 1.20%.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies and other lenders with direct manufacturer and vendor partnerships for certain new and used vehicles that have not been financed through our new vehicle credit facilities or third-party finance companies. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates ranging from 5.75% to 8.85% as of December 31, 2024. Borrowings from and repayments to manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Floor Plan Notes Payable: Non-Trade
We have floor plan agreements with third-party finance companies for certain new and used vehicles that have not been financed through our new vehicle credit facilities or manufacturer finance companies. The interest rates on these floor plan notes payable non-trade commitments vary by lender and are variable rates ranging from 4.62% to 8.50% as of December 31, 2024. Borrowing from and repayments to third-party finance companies are classified as financing activities in the Consolidated Statements of Cash Flows.

See Note 3 – Inventories and Floor Plan Notes Payable for more information on our floor plan commitments outstanding as of December 31, 2024.

Non-Recourse Notes Payable
DFC finance receivables are temporarily funded through our warehouse facilities until they can be funded through non-recourse asset-backed term transactions. These non-recourse funding vehicles are structured to legally isolate the finance receivables, and we would not expect to be able to access the assets of our non-recourse funding vehicles, even in insolvency, receivership or conservatorship proceedings. Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on finance receivables. We do, however, continue to have the rights associated with the interest we retain in these non-recourse funding vehicles.

NOTES TO FINANCIAL STATEMENTS	F-27

In 2024, we issued $1.4 billion in non-recourse notes payable related to quarterly asset-backed term funding transactions. Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of December 31, 2024	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
LAD Auto Receivables Trust 2021-1 Class A-D	$44.8	$344.4	11/24/21	1.94% to 3.99%	Various dates through Nov 2029
LAD Auto Receivables Trust 2022-1 Class A-C	80.9	298.1	08/17/22	5.21% to 6.85%	Various dates through Apr 2030
LAD Auto Receivables Trust 2023-1 Class A-D	178.3	479.7	02/14/23	5.48% to 7.30%	Various dates through Jun 2030
LAD Auto Receivables Trust 2023-2 Class A-D	245.2	556.7	05/24/23	5.42% to 6.30%	Various dates through Feb 2031
LAD Auto Receivables Trust 2023-3 Class A-D	220.7	415.4	08/23/23	5.95% to 6.92%	Various dates through Dec 2030
LAD Auto Receivables Trust 2023-4 Class A-D	247.5	421.2	11/15/23	6.10% to 7.37%	Various dates through Apr 2031
LAD Auto Receivables Trust 2024-1 Class A-D	219.9	329.4	02/14/24	5.17% to 6.15%	Various dates through Jun 2031
LAD Auto Receivables Trust 2024-2 Class A-D	320.0	409.6	06/20/24	5.46% to 6.37%	Various dates through Oct 2031
LAD Auto Receivables Trust 2024-3 Class A-D	552.0	614.9	11/15/24	4.52% to 5.18%	Various dates through Feb 2032
Total non-recourse notes payable	$2,109.3	$3,869.4

Senior Notes
Below is a summary of outstanding senior notes issued:

($ in millions)	Principal Amount	Earliest Redemption Date	% Currently Redeemable	Current Redemption Price	Maturity Date	Interest Payment Dates
4.625% Senior notes due 2027	$400.0	12/15/22	100%	101.156%	12/15/27	Jun 15, Dec 15
3.875% Senior notes due 2029	800.0	06/01/24	100%	101.938%	06/01/29	Jun 1, Dec 1
4.375% Senior notes due 2031	550.0	10/15/25	40%	104.375%	01/15/31	Jan 15, Jul 15
Total senior notes	$1,750.0

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 8.0% at December 31, 2024. We have $904.6 million in mortgages outstanding as of December 31, 2024, which are payable in various installments through July 1, 2038. As of December 31, 2024, we had fixed interest rates on 64.3% of our outstanding mortgage debt.

We have $114.3 million of finance lease obligations with some of our leased real estate as of December 31, 2024. Interest rates related to this debt ranged from 2.5% to 8.5% at December 31, 2024. The leases have terms extending through August 2037.

Our other debt includes a variety of miscellaneous notes payable and bank overdrafts. The interest rates associated with our other debt ranged from 5.0% to 7.8% at December 31, 2024. This debt, which totaled $67.1 million at December 31, 2024, is due in various installments through April 1, 2027. Bank overdraft activity is included as a component of “Other financing activities” within the Consolidated Statements of Cash Flows.

Future Principal Payments
The schedule of future principal payments associated with real estate mortgages, finance lease liabilities, our senior notes, and other debt as of December 31, 2024 was as follows:

Year Ending December 31,	($ in millions)
2025	$140.7
2026	69.5
2027	516.6
2028	125.3
2029	886.1
Thereafter	1,097.7
Total principal payments	$2,835.9

This table does not include future payments related to revolving lines of credit or non-recourse notes payable.

NOTES TO FINANCIAL STATEMENTS	F-28

NOTE 11. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Company-Sponsored Defined Contribution 401(k) Plan
We have a defined contribution 401(k) plan and trust covering substantially all full-time team members. Contributions of $46.1 million, $44.0 million, and $29.9 million were recognized for the years ended December 31, 2024, 2023, and 2022, respectively. Team members may contribute to the plan if they meet certain eligibility requirements.

Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan
We offer a non-qualified deferred compensation and supplemental executive retirement plan (SERP) to provide certain team members the ability to accumulate assets for retirement on a tax deferred basis. We may, depending on position, also make discretionary contributions to the SERP. These discretionary contributions could vest immediately or over a period of up to five years based on the team member’s age. Additionally, a participant may defer a portion of his or her compensation and receive the deferred amount upon certain events, including termination or retirement.

The following is a summary related to our SERP:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Compensation expense	$1.2	$1.3	$1.1
Total discretionary contribution	$1.4	$1.7	$1.0
Guaranteed annual return	5.15%	5.00%	5.00%

As of December 31, 2024 and 2023, the balance due to participants was $77.7 million and $72.5 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

Company-Sponsored Defined Benefit Pension Plan
In January 2024, we acquired the Pendragon Group Pension Scheme, a company-sponsored defined benefit pension of U.K.-based Pendragon PLC, applicable to a portion of the salaried present and past team members. This plan is in addition to the Jardine Motors Group UK Pension Scheme acquired in 2023. Both pension plans are closed to future accrual.

NOTES TO FINANCIAL STATEMENTS	F-29

The following table shows the changes in the benefit obligation, plan assets, and funded status for the pension benefit plans:

	Year Ended December 31,
($ in millions)	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$170.0	$—
Interest cost	29.3	6.2
Benefit payments	(31.8)	(6.6)
Net transfer in (including the effect of any business combinations/divestitures)	465.7	172.8
Actuarial gain	(44.5)	(3.3)
Exchange rate changes	33.2	0.9
Benefit obligation at end of year	$621.9	$170.0

Change in plan assets:
Fair value of plan assets at beginning of year	$185.3	$—
Actual return on plan assets	(10.3)	(2.2)
Employer contributions	18.9	35.6
Benefit payments	(31.8)	(6.6)
Net transfer in (including effect of any business combinations/divestitures)	466.4	157.5
Exchange rate changes	34.3	1.0
Fair value of plan assets at end of year	662.8	185.3
Funded status at end of year	$40.9	$15.3

Amounts recognized in Consolidated Balance Sheets:
Other non-current assets	$40.9	$15.3
Net amount recognized	$40.9	$15.3

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax):
Net actuarial loss	$(5.7)	$(7.6)

The benefit obligation for our pension benefit is the projected benefit obligation based upon credited service as of the measurement date.

The December 31, 2024 pension funded status was favorably affected by employer contributions during the period together with an increase in the discount rate, partially offset by lower than expected asset returns.

Net Periodic (Benefit) Cost
Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.

	Year Ended December 31,
($ in millions)	2024	2023
Interest cost	$29.3	$6.2
Expected return on plan assets	(31.9)	(8.8)
Net periodic (benefit) cost	$(2.6)	$(2.6)

The components of net periodic pension (benefits) cost are included in other income (expense) in the Consolidated Statements of Operations.

NOTES TO FINANCIAL STATEMENTS	F-30

Actuarial Assumptions
The weighted-average assumptions used to determine the benefit obligation and net periodic pension cost of our pension plan were as follows:

	Year Ended December 31,
	2024	2023
Actuarial assumption used to determine benefit obligation:
Discount rate	5.50%	4.78%
Actuarial assumption used to determine net periodic pension cost:
Jardine Motors Group UK Pension Scheme
Discount rate	4.78%	4.86%
Expected return on plan assets	5.42%	6.79%
Pendragon Group Pension Scheme
Discount rate	4.85%	N/A
Expected return on plan assets	4.85%	N/A

The discount rates used in the determination of pension benefit obligation and pension expense we determined based on a review of long-term high-grade bonds of appropriate duration.

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

Plan Assets
There have been no changes in the methodologies used since the assumption of our pension plans. Factors used in determining the fair value of our plan assets are summarized into three broad categories:

•Level 1 - the unadjusted quoted price in an active market for identical assets or liabilities which the entity can access at the measurement date;
•Level 2 - inputs other than quoted prices included within Level 1 which are observable (i.e. developed using market data) for the asset or liability; and
•Level 3 - inputs which are unobservable (i.e. for which market data is unavailable) for the asset or liability.

The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored defined benefit pension plans:

	As of December 31,
	2024				2023
($ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Diversified Growth Funds	$—	$84.5	$—	$84.5	$—	$32.4	$—	$32.4
Liability Driven Instrument	—	226.4	—	226.4	—	113.7	—	113.7
Property	—	—	28.1	28.1	—	—	—	—
Credit	—	92.3	—	92.3	—	—	—	—
Private Markets	—	—	37.8	37.8	—	—	—	—
Equity	—	26.1	—	26.1	—	—	—	—
Fixed Income Funds	—	—	17.4	17.4	—	—	—	—
Cash and Cash Equivalents	109.6	40.6	—	150.2	39.2	—	—	39.2
Total	$109.6	$469.9	$83.3	$662.8	$39.2	$146.1	$—	$185.3

We have formal investment policy guidelines for our company-sponsored pension plans. These guidelines were set by our pension plan Trustees. The Trustees have appointed investment managers (Fiduciary Managers) to manage the pension plans’ assets on a discretionary basis and to provide investment advisory services to the Trustees. The balance within and between these investments will be determined from time-to-time at the discretion of the Fiduciary Managers, with the objective of maximizing the probability of achieving the pension plans’ investment strategy set by the Trustees, subject to maintaining risk within a limit agreed by the Trustees. The Trustees’ duties include periodically reviewing and modifying those investment policy guidelines as necessary and ensuring that the policies are adhered to and the investment objectives are met.

NOTES TO FINANCIAL STATEMENTS	F-31

The Trustees’ investment objectives include the acquisition of suitable assets of appropriate liquidity which will generate an overall level of return that is sufficient to meet all liabilities as and when they fall due, and to ensure the security, quality, and profitability of the portfolio as a whole; to limit the risk of the assets failing to meet the liabilities, both over the long-term and on a shorter-term basis; and to minimize the long-term costs of the pension plans by maximizing the return on the assets while having regard to the investment objectives.

The investment strategies make use of various types of investments:
•a range of low-risk instruments that provide a broad match to changes in liability values (including high-quality corporate bonds);
•a portfolio of secure income assets; and
•a diversified portfolio of return-seeking assets (including equities, listed real assets, diversifying strategies, hedge funds, private markets, alternative credit and downside protection).

The pension plans will hold assets in cash and other money market instruments from time to time as may be deemed appropriate. The long-term asset allocation targets adopted by the Fiduciary Managers are set out below:

	Pendragon Group Pension Scheme	Jardine Motors Group UK Pension Scheme
Credit	19%	—%
Diversified	5%	54%
Equities	5%	—%
Illiquids	10%	—%
Liability matching	57%	38%
Secure income	—%	8%
Special purpose investment vehicle	5%	—%

Periodically, the Trustees reviews the target allocations to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.

We anticipate making pension plan cash contributions of $8.0 million in 2025.

Estimated future benefit payments are as follows for the years indicated:

($ in millions)	Pension Benefit Plans
2025	$36.1
2026	37.8
2027	39.2
2028	40.2
2029	40.6
2030 - 2034	213.6
Total estimated future benefit payments	407.5

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS

We account for derivative financial instruments by recording the fair value as either an asset or liability in our Consolidated Balance Sheets and recognize the resulting gains or losses as adjustments to accumulated other comprehensive income (loss). We do not hold or issue derivative financial instruments for trading or speculative purposes.

We have entered into four offsetting derivative arrangements that do not qualify for hedge accounting. These are related to a securitization facility, effective October 2, 2020 and June 15, 2021. We purchased and sold offsetting interest rate caps, all of which are 5-years long with notional amounts totaling $298 million. As of December 31, 2024, the balance in all four agreements was an offsetting $4.5 million and was located in other current assets and accrued liabilities, respectively.

See Note 15 – Fair Value Measurements for information on the fair value of the derivative contracts.

NOTES TO FINANCIAL STATEMENTS	F-32

NOTE 13. EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST

Common Stock
The shares of common stock are not convertible into any other series or class of our securities. Holders of common stock are entitled to one vote for each share held of record.

Repurchases of Common Stock
Repurchases of our common stock occurred under repurchase authorizations granted by our Board and related to shares withheld as part of the vesting of RSUs.

Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2024		Cumulative Repurchases as of December 31, 2024
	Shares	Average Price	Shares	Average Price
Share repurchase authorization	1,229,503	$283.02	8,277,013	$191.01

As of December 31, 2024, we had $469.0 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2024, we repurchased 45,989 shares at an average price of $328.63 per share, for a total of $15.1 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with share-based awards does not reduce the number of shares available for repurchase as approved by our Board.

The following is a summary of our repurchases:

	Year Ended December 31,
	2024	2023	2022
Shares repurchased pursuant to repurchase authorizations [1]	1,229,503	142,729	2,428,850
Total purchase price ($ in millions)	$348.0	$34.4	$671.4
Average purchase price per share	$283.02	$240.81	$276.42
Shares repurchased in association with tax withholdings on the vesting of RSUs	45,989	70,692	56,911
1.Price excludes excise taxes imposed under the Inflation Reduction Act of $2.9 million for the twelve months ended December 31, 2024.

Dividends
We declared and paid dividends on our common stock as follows:

Quarter declared	Dividend amount per share	Total amount of dividends paid ($ in millions)
2022
First quarter	$0.35	$10.3
Second quarter	0.42	11.9
Third quarter	0.42	11.6
Fourth quarter	0.42	11.4
2023
First quarter	$0.42	$11.5
Second quarter	0.50	13.8
Third quarter	0.50	13.8
Fourth quarter	0.50	13.7
2024
First quarter	$0.50	$13.8
Second quarter	0.53	14.4
Third quarter	0.53	14.2
Fourth quarter	0.53	14.1

NOTES TO FINANCIAL STATEMENTS	F-33

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

In 2024, we completed the acquisition of the remaining 10.1% interest in our redeemable non-controlling interest (NCI), resulting in us now owning 100% of our operations in Canada. Prior to this transaction, the acquired entities were fully consolidated in our financial statements due to our majority ownership; however, this acquisition eliminates the redeemable NCI. The transaction was executed for total consideration of $58.7 million, recognized as a component of “Other financing activities” within the Consolidated Statements of Cash Flows, which included an additional premium of $11.6 million recognized as a component of “Net income attributable to redeemable non-controlling interest” in our Consolidated Statements of Operations.

NOTE 14. SHARE-BASED COMPENSATION PLANS

Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan (ESPP) allows for the issuance of 3.0 million shares of our common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. As of December 31, 2024, 920,766 shares were available for purchase pursuant to the ESPP.

Eligible team members are entitled to defer up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period. Compensation expense related to our ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

For the year ended December 31, 2024, 106,926 shares were purchased pursuant to the ESPP at a weighted average price per share of $253.60, with weighted average per share discount from market value of $44.75.

Following is information regarding our ESPP:

	Year Ended December 31,
	2024	2023	2022
Cash received related to ESPP purchases ($ in millions)	$27.1	$29.3	$34.4
Tax deductions associated with ESPP disqualifying dispositions ($ in millions)	$3.5	$3.9	$3.1
Weighted average per share discount for compensation expense recognized	$44.75	$41.58	$38.57

Stock Incentive Plan
Our 2013 Stock Incentive Plan, as amended, (Stock Plan) allows for the grant of a total of 3.8 million shares in the form of stock appreciation rights, qualified stock options, non-qualified stock options, RSAs, and RSUs to our officers, key team members, directors, and consultants. The Stock Plan is administered by the Compensation Committee of the Board and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2024, 498,122 shares of common stock were available for future grants. As of December 31, 2024, there were no stock appreciation rights, qualified stock options, non-qualified stock options or restricted share awards outstanding.

NOTES TO FINANCIAL STATEMENTS	F-34

Restricted Stock Unit Awards
RSU grants vest over a period of time up to four years from the date of grant. RSU activity was as follows:

	RSUs	Weighted average per share grant date fair value
Balance, December 31, 2023	529,676	$159.85
Granted	313,386	338.00
Vested	(113,077)	234.48
Forfeited	(46,801)	292.82
Balance, December 31, 2024	683,184	317.66

We granted 44,773 time-vesting RSUs to members of our Board and team members in 2024. Each grant entitles the holder to receive shares of our common stock upon vesting. A portion of the RSUs vest over three years for team members and vest quarterly for our Board, over their service period.

We granted 268,613 performance and time-vesting RSUs to our team members in 2024. These shares will be earned either over one or three-year performance periods based on attaining various target levels of operational performance, as well as market-based returns. These RSUs will vest in three years or over four years from the grant date.

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

The assumptions for the valuation of time-vesting RSUs and performance and time-vesting RSUs granted are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Time-vesting RSUs
Number of shares granted	44,773	48,872	18,080
Grant date fair value per share	$305.78	$268.60	$283.86
Weighted-average assumptions/inputs:
Expected dividend yield	0.6%	0.6%	0.5%
Range of risk-free interest rates	3.8% - 4.8%	3.6% - 4.7%	1.2% - 4.5%

Performance and Time-vesting RSUs
Number of shares granted	268,764	279,083	120,340
Grant date fair value per share	$350.38	$313.84	$296.28
Weighted-average assumptions/inputs:
Expected dividend yield	0.6%	0.6%	0.5%
Range of risk-free interest rates	3.9% - 4.8%	3.6% - 4.5%	0.4% -3.2%

Certain information regarding RSU grant vesting was as follows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Number of shares vested	113,077	182,056	147,441
Weighted average per share fair value of non-vested shares that vested during the period	$234.48	$174.61	$110.77
Tax deduction realized related to shares that vested during the period ($ in millions)	$21.9	$25.8	$20.3

NOTES TO FINANCIAL STATEMENTS	F-35

Share-Based Compensation Expense
Share-based compensation is recognized as a component of SG&A in our Consolidated Statements of Operations. SG&A expense related to all share-based compensation is as follows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Restricted stock unit awards	$53.6	$35.6	$35.0
Employee stock purchase plan	4.8	5.2	6.1
Total share-based compensation	58.4	40.8	41.1
Tax expense	(6.0)	(7.6)	(6.4)
Net expense recognized	$52.4	$33.2	$34.7

As of December 31, 2024, unrecognized share-based compensation related to outstanding, but unvested RSUs was $58.3 million , which will be recognized over the remaining weighted average vesting period of 2.4 years.

NOTE 15. FAIR VALUE MEASUREMENTS

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

We determined the carrying value of cash, restricted cash, cash equivalents, accounts receivable, trade payables, accrued liabilities, finance receivables, and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have money market securities, which include restricted cash from collections on finance receivables, recorded as a component of “Cash, restricted cash, and cash equivalents” in our Consolidated Balance Sheets, as well as restricted cash on deposit in reserve accounts, recorded as a component of “Other non-current assets” in our Consolidated Balance Sheets. These money market securities consist of highly liquid investments with original maturities of three months or less and are classified as Level 1.

We have investments consisting of equity securities, available for sale debt securities, and equity method investment with a fair value election. We calculated the estimated fair value of the equity securities, equity method investment with a fair value election, and U.S. Treasury debt securities using quoted market prices (Level 1). The fair value of corporate and municipal debt securities are measured using observable Level 2 market expectations at each measurement date. See Note 7 – Investments.

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

NOTES TO FINANCIAL STATEMENTS	F-36

quantitative assessment. The quantitative assessment estimates fair values using unobservable (Level 3) inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, and cost of capital, for which we utilize certain market participant-based assumptions we believe to be reasonable. We estimate the value of other long-lived assets that are recorded at fair value on a non-recurring basis on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions, and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. Because these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.

There were no changes to our valuation techniques during the year ended December 31, 2024.

Below are our assets and liabilities that are measured at fair value on a recurring basis:

	As of December 31
	2024				2023
($ in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recorded at fair value
Marketable securities
Restricted cash - collections	$97.6	$97.6	$—	$—	$50.6	$50.6	$—	$—
Restricted cash - reserve	30.7	30.7	—	—	19.4	19.4	—	—
Total money market funds	$128.3	$128.3	$—	$—	$70.0	$70.0	$—	$—

Equity securities	$2.2	$2.2	$—	$—	$—	$—	$—	$—

U.S. Treasury	$20.2	$20.2	$—	$—	$—	$—	$—	$—
Municipal debt	10.0	—	10.0	—	—	—	—	—
Corporate debt	20.9	—	20.9	—	—	—	—	—
Total debt securities	$51.1	$20.2	$30.9	$—	$—	$—	$—	$—

Equity method investment
PINE.L	$100.0	$100.0	$—	$—	$—	$—	$—	$—

Derivatives
Derivative assets	$4.5	$—	$4.5	$—	$12.3	$—	$12.3	$—
Derivative liabilities	4.5	—	4.5	—	12.3	—	12.3	—

Recorded at historical value
Fixed rate debt (1)
4.625% Senior notes due 2027	400.0	385.0	—	—	400.0	380.0	—	—
4.375% Senior notes due 2031	550.0	500.5	—	—	550.0	492.3	—	—
3.875% Senior notes due 2029	800.0	732.0	—	—	800.0	716.0	—	—
Non-recourse notes payable	2,109.3	—	2,115.7	—	1,705.6	—	1,705.1	—
Real estate mortgages and other debt	698.0	—	701.3	—	603.5	—	644.5	—
(1)Excluding unamortized debt issuance cost

No impairment charges were recorded in 2024 or 2023.

NOTES TO FINANCIAL STATEMENTS	F-37

NOTE 16. INCOME TAXES

Income Tax Provision
The income tax provision was as follows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Current:
Federal	$165.6	$207.5	$269.2
State	49.0	71.7	105.5
Foreign	1.8	7.4	(0.9)
Total current provision	216.4	286.6	373.8
Deferred:
Federal	12.4	43.7	73.4
State	12.5	8.1	13.5
Foreign	15.4	12.2	7.7
Total deferred provision	40.3	64.0	94.6
Total provision	$256.7	$350.6	$468.4

At December 31, 2024, we had income taxes receivable of $8.7 million included as a component of other current assets in our Consolidated Balance Sheet. At December 31, 2023, we had income taxes payable of $28.9 million included as a component of accrued liabilities in our Consolidated Balance Sheet.

The reconciliation between amounts computed using the federal income tax rate of 21% and our income tax provision is shown in the following tabulation:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Federal tax provision at statutory rate	$225.1	$286.0	$363.3
State taxes, net of federal income tax benefit	52.0	39.5	76.9
Non-deductible items	11.9	10.8	5.0
Permanent differences related to share-based compensation	(0.5)	—	(2.4)
Net change in valuation allowance	(13.3)	19.9	25.0
General business credits	(22.1)	(5.3)	(2.6)
Foreign rate differential	2.5	3.1	1.4
Other	1.1	(3.4)	1.8
Income tax provision	$256.7	$350.6	$468.4

NOTES TO FINANCIAL STATEMENTS	F-38

Deferred Taxes
Individually significant components of the deferred tax assets and (liabilities) are presented below:

	December 31,
($ in millions)	2024	2023
Deferred tax assets:
Deferred revenue and cancellation reserves	$113.6	$105.2
Allowances and accruals	81.8	80.1
Lease liability	173.5	125.7
Credits and other	23.2	14.7
Net operating losses	45.7	41.6
Capital loss	30.5	33.7
Valuation allowance	(70.6)	(71.3)
Total deferred tax assets	397.7	329.7

Deferred tax liabilities:
Inventories	(53.2)	(50.3)
Goodwill	(317.8)	(213.7)
Property and equipment, principally due to differences in depreciation	(188.4)	(244.1)
Right of use asset	(165.7)	(121.3)
Prepaid expenses and other	(69.7)	(49.6)
Total deferred tax liabilities	(794.8)	(679.0)
Total	$(397.1)	$(349.3)

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

As of December 31, 2024, we had a $70.6 million valuation allowance recorded associated with our deferred tax assets. Of the total valuation allowance, $30.5 million relates to our capital loss carryover and $40.1 million relates to state net operating losses generated in current and previous years. During the year, the capital loss valuation allowance increased $0.8 million as a result of valuation allowance related to acquired U.K. capital losses offset by available U.S. capital gain during the carryback period and in the current year. The state NOL valuation allowance decreased $1.5 million in the current year as a result of a reduction in state deferred tax rate, offset by losses incurred, the benefits of which are not expected to be realized.

As of December 31, 2024, we had net operating loss (NOL) carryforwards and capital loss carryforwards totaling approximately $76.2 million. Of these carryforwards, approximately $58.0 million will expire, if not utilized, in various years through 2044. The remaining carryforwards have no expiration.

We have taken the position that we intend to indefinitely reinvest the earnings of our Canadian subsidiaries to ensure there is sufficient working capital to expand operations in Canada. Accordingly, we have not recorded a deferred tax liability related to foreign withholding taxes on approximately $77.2 million of undistributed earnings of these Canadian subsidiaries as of December 31, 2024. Approximately $3.8 million of tax would be payable upon the remittance of these undistributed earnings. We do not intend to indefinitely reinvest the earnings of our U.K. subsidiaries, however, we have not recorded a deferred tax liability related to foreign withholding taxes due to a 0% treaty rate on dividends.

Unrecognized Tax Benefits
The following is a reconciliation of our unrecognized tax benefits for December 31, 2024, 2023, and 2022:

($ in millions)
Balance, December 31, 2022	$0.6
Increase related to tax positions taken - current year	0.3
Balance, December 31, 2023	0.9
Increase related to tax positions taken - current year	—
Balance, December 31, 2024	$0.9

NOTES TO FINANCIAL STATEMENTS	F-39

Open tax years at December 31, 2024 included the following:

Federal	2021 - 2024
States (30)	2020 - 2024
Canada	2021 - 2024
United Kingdom	2021 - 2024

NOTE 17. ACQUISITIONS

In 2024, we completed the following acquisitions:
•In January 2024, Pendragon PLC’s Fleet Management and Motor Divisions in the United Kingdom.
•In February 2024, Carousel Motor Group in Minnesota and Wisconsin.
•In May 2024, Pine View Hyundai Store in Ontario, Canada.
•In June 2024, Sunrise Chevrolet Buick GMC at Collierville and Sunrise Buick GMC at Wolfchase in Tennessee.
•In September 2024, Duval Honda, Duval Acura, and Gainesville Subaru in Florida.
•In December 2024, Hyundai of Leicester in the United Kingdom.

Revenue and operating income contributed by the 2024 acquisitions subsequent to the date of acquisition were as follows:

Year Ended December 31,
($ in millions)	2024
Revenue	$5,172.5
Operating income	122.6

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

The following tables summarize the consideration paid for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date:

	Year Ended December 31,
($ in millions)	2024	2023
Cash paid, net of cash acquired	$1,248.5	$1,170.1
Contingent consideration	—	7.3
Non-controlling interest	—	21.1
Total consideration transferred	$1,248.5	$1,198.5

NOTES TO FINANCIAL STATEMENTS	F-40

	Year Ended December 31,
($ in millions)	2024	2023
Accounts receivables, net	$119.0	$76.2
Inventories, net	1,017.6	572.7
Property and equipment	581.4	394.8
Operating lease right-of-use assets	262.7	89.6
Finance receivables, net	—	5.7
Goodwill	20.6	233.2
Franchise value	—	193.4
Net investment in operating leases	181.5	—
Other assets	576.0	280.4
Floor plan notes payable assumed	(868.1)	(353.7)
Trade payables	(39.6)	(47.9)
Debt and finance lease obligations assumed	(22.7)	(92.9)
Deferred taxes, net	20.5	5.9
Operating lease liabilities	(286.2)	(86.8)
Other liabilities and deferred revenue	(314.2)	(72.1)
Total net assets acquired and liabilities assumed	$1,248.5	$1,198.5

The PPA for the 2024 acquisitions is preliminary as we have not obtained all of the detailed information to finalize the opening balance sheet related to real estate purchased, leases and contract liabilities assumed, and the allocation of franchise value and goodwill to each reporting unit. Management has recorded the purchase price allocations based on the information that is currently available.

We expect all of the goodwill related to U.S. acquisitions completed in 2024 to be deductible for U.S. federal income tax purposes. Due to local country laws, we do not expect goodwill related to U.K. acquisitions completed in 2024 to be deductible for U.K. income tax purposes.

The PPA for the 2023 acquisitions was finalized in 2024, including amounts posted to real estate, franchise value, and goodwill, reducing the amounts posted to “Other assets” shown in the table above.

We account for franchise value as an indefinite-lived intangible asset. We recognized $10.0 million and $27.2 million, respectively, in acquisition related expenses as a component of SG&A in the Consolidated Statements of Operations in 2024 and 2023, respectively.

The following unaudited pro forma summary presents consolidated information as if the acquisitions had occurred on January 1 of the year:

	Year Ended December 31,
($ in millions, except for per share amounts)	2024	2023
Revenue	$36,914.3	$36,714.1
Net income	835.6	1,101.1
Basic net income per share	30.95	40.01
Diluted net income per share	30.89	39.93

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: depreciation on a straight-line basis over the expected lives for property, plant, and equipment; accounting for inventory on a specific identification method; and recognition of interest expense for real estate financing related to stores where we purchased the facility. No non-recurring pro forma adjustments directly attributable to the acquisitions are included in the reported pro forma revenues and earnings.

NOTE 18. EARNINGS PER SHARE

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

NOTES TO FINANCIAL STATEMENTS	F-41

The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

	Year Ended December 31,
($ in millions, except for per share amounts)	2024	2023	2022
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders	$802.0	$1,000.8	$1,251.0

Weighted average common shares outstanding – basic	27.0	27.5	28.2
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.1	0.1	0.1
Weighted average common shares outstanding – diluted	27.1	27.6	28.3

Basic earnings per share attributable to Lithia Motors, Inc.	$29.71	$36.36	$44.38
Diluted earnings per share attributable to Lithia Motors, Inc.	$29.65	$36.29	$44.17

The effects of antidilutive securities on common stock was evaluated for the years ended 2024, 2023, and 2022 and determined to be immaterial.

NOTE 19. SEGMENTS

As of December 31, 2024, we had two reportable segments: Vehicle Operations and Financing Operations. Our Vehicle Operations consists of all aspects of our auto merchandising and service operations, including our retail automotive, recreational vehicles, and motorcycle franchises that sell new vehicles, used vehicles, parts, repair and maintenance services, and vehicle F&I products. Vehicle Operations excludes financing provided by our Financing Operations. Our Financing Operations segment provides financing to customers buying and leasing retail vehicles from our Vehicle Operations.

All other remaining activity is reported under “Corporate and Other,” including corporate personnel costs, certain unallocated reserves, internal charges, and other unallocated corporate overhead expenses. Internal charges consist of corporate expense allocations which increase segment income for “Corporate and Other” while decreasing segment income for the other operating segments. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset team members within our corporate headquarters that perform certain dealership functions.

The reportable segments identified above represent our business activities for which discrete financial information is available and for which operating results are regularly provided and reviewed by our CODM to allocate resources and assess performance. Our CODM is our Chief Executive Officer. The CODM assesses segment performance using segment income, which is measured as net segment profit before taxes on a U.S. GAAP basis.

In 2024, we adopted ASU 2023-07 related to improvements to reportable segment disclosures. The update includes additional disclosure requirements to report significant segment expenses that are used by our CODM to assess performance, allocate resources, and deploy capital.

Total asset information by segment is not regularly provided to our CODM or utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented below. Certain financing operations asset information including total managed receivables are used by the financing operations segment manager to manage operations and are included in various reports regularly provided to our CODM. See Note 5 – Finance Receivables.

NOTES TO FINANCIAL STATEMENTS	F-42

Certain financial information including significant expense detail on a segment basis is as follows:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Vehicle operations
Total revenue	$36,188.2	$31,042.3	$28,187.8

Total gross profit	5,561.0	5,228.9	5,154.3
Floor plan interest expense	(278.8)	(150.9)	(38.8)
Personnel expense	(2,056.0)	(1,850.0)	(1,897.3)
Rent and facility expense	(701.2)	(552.1)	(466.7)
Advertising expense	(277.4)	(271.7)	(270.3)
Other vehicle operations expenses[1]	(1,047.1)	(808.8)	(625.7)
Vehicle operations income	1,200.5	1,595.4	1,855.5

Financing operations
Interest and fee income	347.8	249.4	116.3
Interest expense	(195.1)	(170.5)	(52.2)
Total interest margin	152.7	78.9	64.1
Lease income	74.6	19.1	17.8
Lease costs	(60.3)	(8.4)	(9.5)
Lease income, net	14.3	10.7	8.3
Provision expense	(106.7)	(98.8)	(44.4)
Other financing operations expenses[2]	(44.9)	(36.7)	(32.0)
Financing operations income (loss)	15.4	(45.9)	(4.0)

Total segment income for reportable segments	1,215.9	1,549.5	1,851.6

Corporate and other[3]	326.5	187.8	213.9
Depreciation and amortization	(245.6)	(195.8)	(163.2)
Other interest expense	(257.8)	(201.2)	(129.1)
Other income (expense), net	39.3	22.0	(43.2)
Income before income taxes	$1,078.3	$1,362.3	$1,730.0
(1)Other vehicle operations expenses includes management fees, data processing fees, outside services fees, insurance expense, office and other supplies expense, banking expense, and certain overhead expenses.
(2)Other financing operations expenses includes personnel expense, data processing fees, outside services fees, expenses attributable to underwriting, funding, and loan servicing, and certain overhead expenses.
(3)Corporate and other includes management fee income.

The following table presents revenue and long-lived assets (all non-current assets except goodwill, franchise value, and other intangible assets) by geographic area:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Revenue from external customers:
United States	$28,247.0	$27,979.6	$27,131.0
United Kingdom	6,788.5	1,904.6	—
Canada	1,152.8	1,158.1	1,056.8
Total revenue from external customers	$36,188.2	$31,042.3	$28,187.8

Long-lived assets, net:
United States	$10,129.6	$8,665.1	$6,837.7
United Kingdom	1,360.4	552.4	—
Canada	429.3	436.1	427.1
Total long-lived assets	$11,919.3	9,653.6	$7,264.8

NOTES TO FINANCIAL STATEMENTS	F-43