Form 10-Q
period 2025-03-31
LITHIA MOTORS INC
filed 2025-04-24
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 24, 2025, there were 26,030,572 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

GLOSSARY	1

GLOSSARY OF DEFINITIONS
The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
AFS	Available-for-sale
ASC	Accounting Standards Codification
ASU	Accounting standards update
Board	Board of directors
BNS	The Bank of Nova Scotia
BPS	Basis points
CAD	Canadian Dollar ($)
CORRA	Canadian Overnight Repo Rate Average
CPO	Certified pre-owned
DFC	Driveway Finance Corporation
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GBP	Great Britain Pound (£)
JPM	JPMorgan Chase Bank, N.A.
LAD	Lithia and Driveway
LMMH	Lithia Marubeni Mobility Holdings
Mizuho	Mizuho Bank, Ltd.
NM	Not meaningful
NYSE	New York Stock Exchange
PINE.L	Pinewood Technologies Group PLC
PPA	Purchase price allocation
RSU	Restricted stock units
SEC	Securities and Exchange Commission
SG&A	Selling, general, and administrative
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
U.K.	United Kingdom
U.S.	United States of America
USB	US Bank National Association
WFB	Wells Fargo Bank
YTD	Year-to-date

CONSOLIDATED FINANCIAL STATEMENTS	2

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$430.3	$402.2
Accounts receivable, net of allowance for doubtful accounts of $5.6 and $2.3	1,399.2	1,237.0
Inventories, net	5,749.0	5,911.7
Other current assets	222.2	223.0
Total current assets	7,800.7	7,773.9

Property and equipment, net of accumulated depreciation of $871.6 and $825.5	4,661.5	4,629.9
Operating lease right-of-use assets	657.6	658.7
Finance receivables, net of allowance for estimated losses of $127.5 and $123.4	4,047.5	3,868.2
Goodwill	2,397.2	2,115.5
Franchise value	2,742.4	2,550.3
Other non-current assets	1,173.3	1,526.1
Total assets	$23,480.2	$23,122.6

Liabilities and equity
Current liabilities:
Floor plan notes payable	$2,102.1	$2,055.1
Floor plan notes payable: non-trade	2,802.8	2,848.0
Current maturities of long-term debt	74.2	134.0
Current maturities of non-recourse notes payable	63.8	58.1
Trade payables	356.3	333.7
Accrued liabilities	1,217.5	1,122.2
Total current liabilities	6,616.7	6,551.1

Long-term debt, less current maturities	5,961.9	6,119.3
Non-recourse notes payable, less current maturities	2,299.9	2,051.2
Deferred revenue	425.6	414.2
Deferred income taxes	460.5	397.1
Non-current operating lease liabilities	596.9	596.5
Other long-term liabilities	336.5	319.1
Total liabilities	16,698.0	16,448.5

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 26.1 and 26.4	679.4	793.1
Additional paid-in capital	95.8	107.2
Accumulated other comprehensive income (loss)	33.5	(3.6)
Retained earnings	5,949.1	5,753.5
Total stockholders’ equity - Lithia Motors, Inc.	6,757.8	6,650.2
Non-controlling interest	24.4	23.9
Total equity	6,782.2	6,674.1
Total liabilities, non-controlling interest, and equity	$23,480.2	$23,122.6
 See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,
(In millions, except per share amounts; Unaudited)	2025	2024
Revenues
New vehicle retail	$4,380.2	$4,014.1
Used vehicle retail	2,919.1	2,800.8
Used vehicle wholesale	331.0	337.7
Finance and insurance	364.3	340.6
Aftersales	979.1	912.8
Fleet and other	204.6	155.8
Total revenues	9,178.3	8,561.8
Cost of sales
New vehicle retail	4,102.8	3,718.8
Used vehicle retail	2,729.2	2,618.1
Used vehicle wholesale	332.6	338.7
Aftersales	417.6	410.8
Fleet and other	185.7	140.2
Total cost of sales	7,767.9	7,226.6
Gross profit	1,410.4	1,335.2

Finance operations income (loss)	12.5	(1.7)

Selling, general and administrative	952.7	934.3
Depreciation and amortization	63.9	57.8
Operating income	406.3	341.4
Floor plan interest expense	(57.1)	(60.7)
Other interest expense, net	(65.5)	(63.6)
Other income, net	0.8	3.5
Income before income taxes	284.5	220.6
Income tax provision	(73.3)	(55.6)
Net income	211.2	165.0
Net income attributable to non-controlling interest	(1.7)	(1.5)
Net income attributable to redeemable non-controlling interest	—	(0.9)
Net income attributable to Lithia Motors, Inc.	$209.5	$162.6

Basic earnings per share attributable to Lithia Motors, Inc. common stockholders	$7.96	$5.90
Shares used in basic per share calculations	26.3	27.5

Diluted earnings per share attributable to Lithia Motors, Inc. common stockholders	$7.94	$5.89
Shares used in diluted per share calculations	26.4	27.6

Cash dividends paid per share	$0.53	$0.50
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31,
(In millions; Unaudited)	2025	2024
Net income	$211.2	$165.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	35.9	(16.2)
Unrealized gain (loss) on debt securities, net of tax (provision) benefit of $(0.1) and $0.1	0.4	(0.2)
Gain on cash flow hedges, net of tax provision of $0.3 and $—	0.8	—
Total other comprehensive income (loss), net of tax	37.1	(16.4)
Comprehensive income	248.3	148.6

Comprehensive income attributable to non-controlling interest	(1.7)	(1.5)
Comprehensive income attributable to redeemable non-controlling interest	—	(0.9)
Comprehensive income attributable to Lithia Motors, Inc.	$246.6	$146.2
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	5

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON- CONTROLLING INTEREST
	Three Months Ended March 31,
(In millions; Unaudited)	2025	2024
Total equity, beginning balances	$6,674.1	$6,238.9

Common stock, beginning balances	793.1	1,100.6
Stock-based compensation	26.4	26.5
Issuance of stock in connection with employee stock purchase plans	5.6	5.7
Repurchase of common stock, including excise tax	(145.7)	(15.0)
Common stock, ending balances	679.4	1,117.8

Additional paid-in capital, beginning balances	107.2	79.9
Stock-based compensation	(11.4)	(12.1)
Additional paid-in capital, ending balances	95.8	67.8

Accumulated other comprehensive (loss) income, beginning balances	(3.6)	20.1
Foreign currency translation adjustment	35.9	(16.2)
Unrealized gain (loss) on debt securities, net of tax (provision) benefit of $(0.1) and $0.1	0.4	(0.2)
Gain on cash flow hedges, net of tax provision of $0.3 and $—	0.8	—
Accumulated other comprehensive income, ending balances	33.5	3.7

Retained earnings, beginning balances	5,753.5	5,013.3
Net income attributable to Lithia Motors, Inc.	209.5	162.6
Dividends paid	(13.9)	(13.8)
Retained earnings, ending balances	5,949.1	5,162.1

Non-controlling interest, beginning balances	23.9	25.0
Distribution of non-controlling interest	(1.2)	(1.2)
Net income attributable to non-controlling interest	1.7	1.5
Non-controlling interest, ending balances	24.4	25.3

Total equity, ending balances	$6,782.2	$6,376.7

Redeemable non-controlling interest, beginning balances	$—	$44.0
Net income attributable to redeemable non-controlling interest	—	0.9
Redeemable non-controlling interest, ending balances	$—	$44.9
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	6

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
(In millions; Unaudited)	2025	2024
Cash flows from operating activities:
Net income	$211.2	$165.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77.7	75.9
Stock-based compensation	15.0	14.4
Net loss (gain) on disposal of other assets	1.3	(0.5)
Net (gain) loss on disposal of stores	(9.4)	0.1
Unrealized investment loss (gain), net	6.0	(0.1)
Deferred income taxes	33.8	14.8
Amortization of operating lease right-of-use assets	22.5	22.4
Decrease (increase) (net of acquisitions and dispositions):
Accounts receivable, net	(153.5)	(8.9)
Inventories	186.4	(183.3)
Finance receivables	(179.1)	(173.8)
Other assets	(36.2)	(19.2)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	23.3	327.7
Trade payables	21.7	0.2
Accrued liabilities	103.7	57.5
Other long-term liabilities and deferred revenue	(2.3)	0.2
Net cash provided by operating activities	322.1	292.4
Cash flows from investing activities:
Capital expenditures	(68.7)	(79.6)
Proceeds from sales of assets	5.4	3.7
Net cash used for other investments	(12.5)	(122.0)
Cash paid for acquisitions, net of cash acquired	(84.5)	(1,074.4)
Proceeds from sales of stores	43.2	6.4
Net cash used in investing activities	(117.1)	(1,265.9)
Cash flows from financing activities:
(Repayments) borrowings on floor plan notes payable, net: non-trade	(44.0)	156.1
Borrowings on lines of credit	3,698.5	3,658.8
Repayments on lines of credit	(3,846.9)	(3,606.9)
Principal payments on long-term debt and finance lease liabilities, scheduled	(10.0)	(9.0)
Principal payments on long-term debt and finance lease liabilities, other	(1.3)	—
Proceeds from issuance of long-term debt	—	158.9
Principal payments on non-recourse notes payable	(309.6)	(203.5)
Proceeds from issuance of non-recourse notes payable	564.0	329.4
Payment of debt issuance costs	(2.5)	(2.6)
Proceeds from issuance of common stock	5.6	5.7
Repurchase of common stock	(143.4)	(15.0)
Dividends paid	(13.9)	(13.8)
Payment of contingent consideration related to acquisitions	(9.4)	(12.0)
Other financing activity	(60.1)	(1.1)
Net cash (used in) provided by financing activities	(173.0)	445.0
Effect of exchange rate changes on cash, restricted cash, and cash equivalents	0.3	(3.0)
Increase (decrease) in cash, restricted cash, and cash equivalents	32.3	(531.5)
Cash, restricted cash, and cash equivalents at beginning of year	445.8	972.0
Cash, restricted cash, and cash equivalents at end of period	$478.1	$440.5
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Three Months Ended March 31,
(In millions)	2025	2024
Reconciliation of cash, restricted cash, and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$234.4	$264.4
Restricted cash from collections on auto loans receivable and customer deposits	195.9	140.2
Cash, restricted cash, and cash equivalents	430.3	404.6
Restricted cash on deposit in reserve accounts, included in other non-current assets	47.8	35.9
Total cash, restricted cash, and cash equivalents reported in the Consolidated Statements of Cash Flows	$478.1	$440.5

Supplemental cash flow information:
Cash paid during the period for interest	$168.9	$165.8
Cash paid during the period for income taxes, net	7.3	6.0
Debt paid in connection with store disposals	10.2	1.6

Non-cash activities:
Debt assumed in connection with acquisitions	$—	$868.1
Right-of-use assets obtained in exchange for lease liabilities	13.1	297.5
Unsettled repurchases of common stock	2.3	—
See accompanying condensed notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation
These Consolidated Financial Statements contain unaudited information as of March 31, 2025, and for the three months ended March 31, 2025 and 2024. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our
2024 audited Consolidated Financial Statements and the related notes thereto. The financial information as of
December 31, 2024, is derived from our Annual Report on Form 10-K filed with the SEC on February 24, 2025. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated
Financial Statements to maintain consistency and comparability between periods presented. Within our financing operations income, we disaggregated our lease income out of our previously reported interest, fee, and lease income to be its own separately presented line item, as well as revised the related lease depreciation and amortization to now be reported as lease costs, reclassifying amounts previously reported net within lease income.
Correction of an Error
In the three months ended March 31, 2025, the Company identified an immaterial error related to interest and fee income recognition in our previously issued financial statements for the year ended December 31, 2024. As a result, retained earnings and finance receivables were overstated, and prepaid income taxes were understated.
In accordance with ASC 250, Accounting Changes and Error Corrections, the Company has corrected this error by retrospectively restating the affected prior periods in this Form 10-Q.
The following tables summarize the impact of the correction on the Company’s consolidated financial statements:

	December 31, 2024
(in millions)	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Other current assets	$221.3	$1.7	$223.0
Total current assets	7,772.2	1.7	7,773.9
Finance receivables, net	3,875.2	(7.0)	3,868.2
Total assets	23,127.9	(5.3)	23,122.6
Retained earnings	5,758.8	(5.3)	5,753.5
Total stockholders’ equity - Lithia Motors, Inc.	6,655.5	(5.3)	6,650.2
Total equity	6,679.4	(5.3)	6,674.1
Total liabilities and equity	23,127.9	(5.3)	23,122.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9

NOTE 2. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Contracts in transit	$593.0	$497.4
Trade receivables	159.8	166.5
Vehicle receivables	306.2	243.7
Manufacturer receivables	326.7	306.3
Other receivables, current	19.1	25.4
	1,404.8	1,239.3
Less: Allowance for doubtful accounts	(5.6)	(2.3)
Total accounts receivable, net	$1,399.2	$1,237.0
The long-term portion of accounts receivable was included as a component of Other non-current assets in the
Consolidated Balance Sheets.
NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE
The components of inventories, net, consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
New vehicles	$3,325.2	$3,555.3
Used vehicles	2,155.4	2,085.6
Parts and accessories	268.4	270.8
Total inventories	$5,749.0	$5,911.7
Vehicle inventory costs are generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

(in millions)	March 31, 2025	December 31, 2024
Floor plan notes payable	$2,102.1	$2,055.1
Floor plan notes payable: non-trade	2,802.8	2,848.0
Total floor plan debt	$4,904.9	$4,903.1
NOTE 4. FINANCE RECEIVABLES
Interest income on finance receivables is recognized based on the contractual terms of each receivable and is accrued until repayment, reaching non-accrual status, charge-off, or repossession. Direct costs associated with originations are capitalized and expensed as an offset to interest income when recognized on the receivables.
The balances of finance receivables are made up of loans and finance leases secured by the related vehicles. More than 99% of the portfolio is aged less than 60 days past due with less than 1% on non-accrual status.
Finance Receivables, net

(in millions)	March 31, 2025	December 31, 2024
Asset-backed term funding	$2,868.0	$2,604.9
Warehouse facilities	956.4	1,052.0
Other managed receivables	328.7	314.2
Total finance receivables	4,153.1	3,971.1
Accrued interest and fees	21.9	20.5
Less: Allowance for credit losses	(127.5)	(123.4)
Finance receivables, net	$4,047.5	$3,868.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10

Finance Receivables by FICO Score

	As of March 31, 2025
	Year of Origination
($ in millions)	2025	2024	2023	2022	2021	Prior to 2021	Total
<599	$13.0	$48.8	$34.7	$19.2	$8.3	$1.0	$125.0
600-699	154.3	499.9	362.4	263.2	77.4	6.8	1,364.0
700-774	185.2	519.1	361.6	253.2	34.2	2.7	1,356.0
775+	201.5	474.9	288.2	156.3	7.9	1.0	1,129.8
Total auto loan receivables	$554.0	$1,542.7	$1,046.9	$691.9	$127.8	$11.5	3,974.8
Other finance receivables [1]							178.3
Total finance receivables							$4,153.1

		As of December 31, 2024
		Year of Origination
($ in millions)	2024	2023	2022	2021	2020	Total
<599	$53.0	$39.7	$22.4	$9.9	$1.4	$126.4
600-699	534.1	406.2	298.8	90.2	8.3	1,337.6
700-774	560.2	402.5	284.9	39.5	3.2	1,290.3
775+	528.1	324.9	176.6	9.1	1.3	1,040.0
Total auto loan receivables	$1,675.4	$1,173.3	$782.7	$148.7	$14.2	3,794.3
Other finance receivables [1]						176.8
Total finance receivables						$3,971.1
1Includes legacy portfolio, loans that are originated with no FICO score available, lease receivables, and deferred origination fees.
In accordance with FASB ASC Topic 326, the allowance for finance receivable losses is estimated based on our historical write-off experience, current conditions and forecasts, as well as the value of any underlying assets securing these receivables. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status.
Rollforward of Allowance for Finance Receivable Losses
Our allowance for finance receivable losses represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowances for credit losses related to finance receivables consisted of the following changes during the period:

	Three Months Ended March 31,
(in millions)	2025	2024
Allowance at beginning of period	$123.4	$106.4
Charge-offs	(43.1)	(34.1)
Recoveries	21.7	14.8
Sold loans	—	(0.3)
Provision expense	25.5	25.0
Allowance at end of period	$127.5	$111.8
Charge-off Activity by Year of Origination

	Three Months Ended March 31,
(in millions)	2025	2024
2025	$—	$—
2024	11.5	—
2023	15.9	13.4
2022	10.7	15.1
2021	3.1	4.9
2020 and prior	0.1	—
Other finance receivables [1]	1.8	0.7
Total charge-offs	$43.1	$34.1
1Includes legacy portfolio, loans that are originated with no FICO score available, and finance lease receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11

NOTE 5. GOODWILL AND FRANCHISE VALUE
The changes in the carrying amounts of goodwill are as follows:

(in millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2023	$1,913.0	$17.6	$1,930.6
Adjustments to purchase price allocations [2]	47.7	—	47.7
Additions through acquisitions [1]	167.0	—	167.0
Reductions through disposals	(22.1)	—	(22.1)
Currency translation	(6.3)	(1.4)	(7.7)
Balance as of December 31, 2024	2,099.3	16.2	2,115.5
Additions through acquisitions[3]	281.5	—	281.5
Reductions through disposals	(3.9)	—	(3.9)
Currency translation	4.1	—	4.1
Balance as of March 31, 2025	$2,381.0	$16.2	$2,397.2
1Our purchase price allocations (PPA) for the 2023 acquisitions were finalized in 2024. As a result, we added $146.6 million of goodwill. Preliminary PPA for a portion of our 2024 acquisitions resulted in adding $20.4 million of goodwill. Our PPA for the remaining 2024 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 – Acquisitions.
2Our PPA for a portion of the 2023 acquisitions recognized in 2023 was adjusted and finalized in 2024 upon the completion of our fair value adjustments for assumed contract liabilities, acquired loan portfolio, and contingent consideration, adding
$47.7 million of goodwill.
3Our PPA for a portion of the 2024 acquisitions were finalized in 2025. As a result, we added $281.5 million of goodwill. Our
PPA for the remainder of the 2024 acquisitions and 2025 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 –
Acquisitions.
The changes in the carrying amounts of franchise value are as follows:

(in millions)	Franchise Value
Balance as of December 31, 2023	$2,402.2
Additions through acquisitions [1]	172.5
Reductions through divestitures	(9.5)
Currency translation	(14.9)
Balance as of December 31, 2024	2,550.3
Additions through acquisitions [2]	192.0
Reductions through divestitures	(5.0)
Currency translation	5.1
Balance as of March 31, 2025	$2,742.4
1Our PPA for the 2023 acquisitions were finalized in 2024. As a result, we added $172.5 million of franchise value. Our PPA for 2024 acquisitions is preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 – Acquisitions.
2Our PPA for a portion of the 2024 acquisitions were finalized in 2025. As a result, we added $192.0 million of franchise value. Our PPA for the remainder of the 2024 acquisitions and 2025 acquisitions are preliminary and franchise value is not yet allocated to our reporting units. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 – Acquisitions.
NOTE 6. INVESTMENTS
Marketable Securities
As of March 31, 2025 and December 31, 2024, marketable equity securities recorded within other current assets in the Consolidated Balance Sheets were $2.1 million and $2.2 million, respectively. Net unrealized gains recognized during the three-months ended March 31, 2025 and 2024 on marketable equity securities held at the reporting date were none and $0.1 million, respectively.
Marketable debt securities accounted for as AFS, and recorded within Other current assets in the Consolidated
Balance Sheets, were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	12

	As of March 31, 2025
					Fair Value of Securities with Contractual Maturities
(in millions)	Amortized Cost	Total Net Gains[1]	Total Net Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$19.9	$0.1	$—	$20.0	$3.5	$13.3	$3.2
Municipal securities	10.0	0.1	—	10.1	1.5	7.1	1.5
Corporate debt	21.3	0.1	—	21.4	4.3	14.1	3.0
Total	$51.2	$0.3	$—	$51.5	$9.3	$34.5	$7.7

	As of December 31, 2024
					Fair Value of Securities with Contractual Maturities
(in millions)	Amortized Cost	Total Net Gains[1]	Total Net Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$20.4	$—	$(0.2)	$20.2	$3.4	$13.8	$3.1
Municipal securities	10.0	—	—	10.0	1.5	7.0	1.5
Corporate debt	21.0	—	(0.1)	20.9	4.2	13.7	2.9
Total	$51.4	$—	$(0.3)	$51.1	$9.1	$34.5	$7.5
1Represents total unrealized gains (losses) for securities with net gains (losses) in accumulated other comprehensive income.
Proceeds from the maturity of AFS debt securities were $0.6 million and none for the three-months ended March 31,
2025 and 2024. There were no gross realized gains or losses on the maturity of AFS debt securities for the three-
months ended March 31, 2025 and 2024.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contract Liabilities
We are the obligor on our lifetime oil and at home valet contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $427.2 million and $410.4 million as of March 31, 2025, and
December 31, 2024, respectively; and we recognized $20.3 million of revenue in the three months ended March 31,
2025 related to our contract liability balance at December 31, 2024. Our contract liability balance is included in
Accrued liabilities and Deferred revenue on the Consolidated Balance Sheets.
Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	13

NOTE 8. DEBT
Non-Recourse Notes Payable
In 2025, we issued $564.0 million in non-recourse notes payable related to asset-backed term funding transactions.
Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of March 31, 2025	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
LAD Auto Receivables Trust 2021-1 Class A-D	$34.1	$344.4	11/24/21	2.35% to 3.99%	Various dates through Nov 2029
LAD Auto Receivables Trust 2022-1 Class A-C	65.9	298.1	08/17/22	5.21% to 6.85%	Various dates through Apr 2030
LAD Auto Receivables Trust 2023-1 Class A-D	148.3	479.7	02/14/23	5.48% to 7.30%	Various dates through Jun 2030
LAD Auto Receivables Trust 2023-2 Class A-D	210.3	556.7	05/24/23	5.42% to 6.30%	Various dates through Feb 2031
LAD Auto Receivables Trust 2023-3 Class A-D	190.8	415.4	08/23/23	5.95% to 6.92%	Various dates through Dec 2030
LAD Auto Receivables Trust 2023-4 Class A-D	215.9	421.2	11/15/23	6.10% to 7.37%	Various dates through Apr 2031
LAD Auto Receivables Trust 2024-1 Class A-D	193.6	329.4	02/14/24	5.17% to 6.15%	Various dates through Jun 2031
LAD Auto Receivables Trust 2024-2 Class A-D	285.7	$409.6	06/20/24	5.46% to 6.37%	Various dates through Oct 2031
LAD Auto Receivables Trust 2024-3 Class A-D	494.8	$614.9	11/15/24	4.52% to 5.18%	Various dates through Feb 2032
LAD Auto Receivables Trust 2025-1 Class A-D	$524.3	$564.0	02/12/25	4.51% to 5.52%	Various dates through May 2032
Total non-recourse notes payable	$2,363.7	$4,433.4
NOTE 9. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
Company-Sponsored Defined Benefit Pension Plan
We maintain two company-sponsored defined benefit plans applicable to a portion of salaried past and present team members, which is closed to future accrual.
Net Periodic (Benefit) Cost
Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.

($ in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest cost	$8.0	$5.6
Expected return on plan assets	(10.3)	(6.2)
Net periodic benefit	$(2.3)	$(0.6)
During the three months ended March 31, 2025, funding of pension plans was $1.1 million. For the remainder of
2025, we estimate approximately $9.9 million of cash contributions.
NOTE 10. EQUITY
Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board and related to shares withheld as part of the vesting of RSUs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	14

On March 4, 2025, our Board approved an additional $350 million repurchase authorization of our common stock.
This authorization is in addition to the amount previously authorized by the Board for repurchase. Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2025		Cumulative Repurchases as of March 31, 2025
	Shares	Average Price[1]	Shares	Average Price
Share Repurchase Authorization	403,420	$326.47	8,680,433	$197.30
1Price excludes excise taxes imposed under the Inflation Reduction Act of $0.9 million for the three months ended March 31,
2025.
As of March 31, 2025, we had $687.3 million available for repurchases pursuant to our share repurchase authorizations from our Board in 2025 and prior years.
In addition, during 2025, we repurchased 36,378 shares at an average price of $357.40 per share, for a total of
$13.0 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board.
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
We have money market securities, which include restricted cash from collections on finance receivables, recorded as a component of Cash, restricted cash, and cash equivalents in our Consolidated Balance Sheets, as well as restricted cash on deposit in reserve accounts, recorded as a component of Other non-current assets in our
Consolidated Balance Sheets. These money market securities consist of highly liquid investments with original maturities of three months or less and are classified as Level 1.
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
We have derivative instruments consisting of an offsetting set of interest rate caps. The fair value of derivative assets and liabilities are measured using observable Level 2 market expectations at each measurement date and is recorded as other current assets, current liabilities and other long-term liabilities in the Consolidated Balance
Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	15

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
Because these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.
There were no changes to our valuation techniques during the three-month period ended March 31, 2025.
Below are our assets and liabilities that are measured at fair value:

	As of March 31, 2025				As of December 31, 2024
($ in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recorded at fair value
Marketable securities
Restricted cash - collections	$117.0	$117.0	$—	$—	$97.6	$97.6	$—	$—
Restricted cash - reserve	33.7	33.7	—	—	30.7	30.7	—	—
Total money market funds	$150.7	$150.7	$—	$—	$128.3	$128.3	$—	$—

Equity securities	$2.1	$2.1	$—	$—	$2.2	$2.2	$—	$—

U.S. Treasury	$20.0	$20.0	$—	$—	$20.2	$20.2	$—	$—
Municipal debt	10.1	—	10.1	—	10.0	—	10.0	—
Corporate debt	21.4	—	21.4	—	20.9	—	20.9	—
Total debt securities	$51.5	$20.0	$31.5	$—	$51.1	$20.2	$30.9	$—

Equity Method Investment
PINE.L	$93.4	$93.4	$—	$—	$100.0	$100.0	$—	$—

Derivatives
Derivative assets	$3.2	$—	$3.2	$—	$4.5	$—	$4.5	$—
Derivative liabilities	3.2	—	3.2	—	4.5	—	4.5	—

Recorded at historical value
Fixed rate debt [1]
4.625% Senior notes due 2027	$400.0	$386.0	$—	$—	$400.0	$385.0	$—	$—
4.375% Senior notes due 2031	550.0	496.4	—	—	550.0	500.5	—	—
3.875% Senior notes due 2029	800.0	728.0	—	—	800.0	732.0	—	—
Non-recourse notes payable	2,363.7	—	2,374.6	—	2,109.3	—	2,115.7	—
Real estate mortgages and other debt	690.2	—	709.3	—	698.0	—	701.3	—
1Excluding unamortized debt issuance costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	16

NOTE 12. ACQUISITIONS
In the first three months of 2025, we completed the following acquisitions:
•In January 2025, Stohlman Subaru in Virginia.
•In March 2025, Elk Grove Subaru in California.
The acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.
Revenue and operating income contributed by the 2025 acquisitions subsequent to the date of acquisition were as follows (in millions):

Three Months Ended March 31,	2025
Revenue	$16.8
Operating income	0.8
The following tables summarize the consideration paid for the 2025 acquisitions and the PPA for identified assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Consideration
Cash paid, net of cash acquired	$84.5
Total consideration transferred	$84.5

(in millions)	Assets Acquired and Liabilities Assumed
Inventories, net	$14.5
Property and equipment	21.9
Operating lease right-of-use assets	0.2
Other assets	48.1
Operating lease liabilities	(0.2)
Total net assets acquired and liabilities assumed	$84.5
The PPA for the 2025 acquisitions is preliminary, as we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the PPA based upon information that is currently available and recorded unallocated items as a component of Other non-current assets in the Consolidated Balance Sheets.
We expect all of the goodwill related to the acquisitions in 2025 to be deductible for U.S. federal income tax purposes.
In the three-month periods ended March 31, 2025, we recorded $0.2 million in acquisition-related expenses as a component of SG&A expense. Comparatively, we recorded $7.7 million of acquisition-related expenses in the same period of 2024.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three-
month periods ended March 31, 2025 and 2024 had occurred on January 1, 2024:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Revenue	$9,191.6	$8,590.4
Net income attributable to Lithia Motors, Inc.	211.3	165.4
Basic EPS attributable to Lithia Motors, Inc. common stockholders	8.03	6.01
Diluted EPS attributable to Lithia Motors, Inc. common stockholders	8.01	6.00

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: depreciation on a straight-line basis over the expected lives for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	17

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
The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Net income attributable to Lithia Motors, Inc.	$209.5	$162.6

Weighted average common shares outstanding – basic	26.3	27.5
Effect of employee stock purchases and restricted stock units on weighted average common shares outstanding	0.1	0.1
Weighted average common shares outstanding – diluted	26.4	27.6

Basic EPS attributable to Lithia Motors, Inc. common stockholders	$7.96	$5.90
Diluted EPS attributable to Lithia Motors, Inc. common stockholders	$7.94	$5.89
The effect of antidilutive securities on common stock was evaluated for the three-month periods ended March 31,
2025 and 2024 and was determined to be immaterial.
NOTE 14. SEGMENTS
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
All other remaining unallocated corporate overhead expenses and internal charges are reported under Corporate and Other. Asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.
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
financing operations asset information including total managed receivables are used by the financing operations segment manager to manage operations and are included in various reports regularly provided to our CODM. See
Note 4 – Finance Receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	18

Certain financial information on a segment basis is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Vehicle operations
Total revenue	$9,178.3	$8,561.8

Total gross profit	1,410.4	1,335.2
Floor plan interest expense	(57.1)	(60.7)
Personnel expense	(514.1)	(519.0)
Rent and facility expense	(182.4)	(168.9)
Advertising expense	(69.9)	(67.0)
Other vehicle operations expenses[1]	(278.2)	(235.2)
Vehicle operations income	308.7	284.4

Financing Operations
Interest and fee income	94.4	77.3
Interest expense	(48.1)	(47.8)
Total interest margin	46.3	29.5
Lease income	20.5	15.2
Lease costs	(16.8)	(10.8)
Lease income, net	3.7	4.4
Provision expense	(25.5)	(25.0)
Other financing operations expenses[2]	(12.0)	(10.6)
Financing operations income (loss)	12.5	(1.7)

Total segment income for reportable segments	321.2	282.7

Corporate and other[3]	91.9	55.8
Depreciation and amortization	(63.9)	(57.8)
Other interest expense	(65.5)	(63.6)
Other income, net	0.8	3.5
Income before income taxes	$284.5	$220.6
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
The following tables present revenue and long-lived assets (all non-current assets except goodwill, franchise value, and other intangible assets) by geographic area:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue from external customers:
United States	$7,071.7	$6,757.2
United Kingdom	1,850.1	1,562.2
Canada	256.5	242.4
Total revenue from external customers	$9,178.3	$8,561.8

(in millions)	March 31, 2025	December 31, 2024
Long-lived assets, net:
United States	$10,093.5	$9,332.2
United Kingdom	1,247.7	1,370.7
Canada	428.5	434.4
Total long-lived assets	$11,769.7	11,137.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	19

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the FASB issued ASU 2023-09 related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2025, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.
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
this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS	20

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and
Results of Operations,” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally,
you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,”
“should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,”
“ensure,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:
•Future market conditions, including anticipated car and other sales levels and gross profit levels and the supply of inventory
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

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties, and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in the Risk Factors section of our 2024 Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the SEC.

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
Overview
Lithia and Driveway (NYSE: LAD) is the largest global automotive retailer providing an array of products and services throughout the vehicle ownership lifecycle. Simple, convenient and transparent experiences are offered through our comprehensive network of physical locations, e-commerce platforms, captive finance solutions, fleet management offerings, and other synergistic adjacencies. We have delivered consistent profitable growth in a massive and unconsolidated industry. Our highly diversified and competitively differentiated design provides us the flexibility and scale to pursue our vision to modernize personal transportation solutions wherever, whenever and however consumers desire. As of March 31, 2025, we operated 451 locations representing 52 brands in the United
States, the United Kingdom, and Canada.
We offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, financing and insurance products, and aftersales automotive repair and maintenance services. We

MANAGEMENT’S DISCUSSION AND ANALYSIS	21

strive for diversification in our products, services, brands, and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability. Our diversification, along with our operating structure, provides a resilient and nimble business model.
We seek to provide customers with a seamless, blended online and physical retail experience, broad selection, and access to specialized expertise and knowledge. Our comprehensive network provides convenient touch points for customers and provides services throughout the vehicle life cycle. We seek to increase market share and optimize profitability by focusing on the consumer experience and applying proprietary performance measurement systems fueled by data science. Our Driveway and GreenCars brands and online customer portal complement our in-store experiences in the United States and provide convenient, simple, and transparent platforms that serve as our e-
commerce home solutions and allow us to deliver differentiated, proprietary digital experiences. Enhancing our business, our captive auto financing division allows us to provide financing solutions for customers and diversify our business model with adjacent products.
Our long-term strategy to create value for our customers, team members and shareholders includes the following elements:
Driving operational excellence, innovation and diversification
LAD builds magnetic customer loyalty across our 451 stores, our Driveway and GreenCars e-commerce platforms, and our entire omnichannel ecosystem by focusing on convenient and transparent experiences supported by proprietary data science. Our entrepreneurial model that emphasizes personal accountability for our team powers efficient operations and allows dynamic responsiveness to each of our local markets. Our best-in-class performance management reporting provides the foundation to enable high-performing teams to drive our platform’s full potential.
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
Growth through acquisition and network optimization
Our acquisition growth strategy has diversified our business and been financially and culturally successful. Our disciplined approach focuses on acquiring new vehicle franchises, which operate in markets ranging from mid-sized regional markets to metropolitan markets. Acquisition of these businesses increases our proximity to consumers throughout North America and the United Kingdom. While we target annual after tax return of more than 15% for our acquisitions, we have averaged over a 25% return by the third year of ownership due to a disciplined approach focusing on accretive, cash flow positive targets at reasonable valuations. In addition to being financially accretive, acquisitions aim to drive network growth that improves our ability to serve customers through vast selection, greater density, easy access, and the ability to leverage national branding and advertising.
As we focus on expanding our physical network of stores, one of the criteria we evaluate is a valuation multiple between 3x to 6x of investment in intangibles to estimated annualized adjusted EBITDA, with various factors

MANAGEMENT’S DISCUSSION AND ANALYSIS	22

including location, ability to expand our network and talent considered in determining value. We also target an investment in intangibles as a percentage of annualized revenues in the range of 15% to 30%.
We regularly optimize and balance our network through strategic divestitures to ensure continued high performance.
We believe our disciplined approach provides us with attractive acquisition opportunities and expanded coast-to-
coast coverage.
Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology and adjacencies that expand and diversify our business model. In the current market of elevated acquisition pricing, we have adjusted our free cash flow deployment strategy. Under current conditions, including recent trends in our stock price, we may consider repurchases as a more attractive use of funds than acquisitions. Our current free cash flow deployment strategy has shifted to an allocation of 35% to 45% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 30% to 40% in shareholder return in the form of dividends and share repurchases due to current valuation trends in acquisitions relative to stock price performance. During the first three months of 2025, we utilized
$68.7 million for capital expenditures investing in our existing business and paid $13.9 million in dividends and
$143.4 million in share repurchases. As of March 31, 2025, we had available liquidity of approximately $1.4 billion, which was comprised of $234.4 million in unrestricted cash, $53.7 million in marketable securities, and $1.1 billion availability on our credit facilities. In addition, our unfinanced real estate could provide additional liquidity of approximately $52.9 million.
Financial Performance
We experienced growth of revenue in 2025 compared to 2024, primarily driven by increases in volume related to acquisitions. Total gross profit grew in 2025 compared to 2024, primarily driven by acquisition growth and supported by same store increases in aftersales and F&I. New vehicle retail gross profit declined compared to 2024 due to continued normalization of margins. Net income grew in 2025 compared to 2024, primarily as a result of our increase in total gross profit, while remaining diligent in keeping SG&A costs under control, reducing our total SG&A as a % of gross profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

Vehicle Operations
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended March 31,
($ in millions, except per unit values)	2025	2024	Change
Revenues
New vehicle retail	$4,380.2	$4,014.1	9.1%
Used vehicle retail	2,919.1	2,800.8	4.2
Finance and insurance	364.3	340.6	7.0
Aftersales	979.1	912.8	7.3
Total revenues	9,178.3	8,561.8	7.2

Gross profit
New vehicle retail	$277.4	$295.3	(6.1) %
Used vehicle retail	189.9	182.7	3.9
Finance and insurance	364.3	340.6	7.0
Aftersales	561.5	502.0	11.9
Total gross profit	1,410.4	1,335.2	5.6

Gross profit margins
New vehicle retail	6.3%	7.4%	(110) bps
Used vehicle retail	6.5	6.5	—
Finance and insurance	100.0	100.0	—
Aftersales	57.3	55.0	230
Total gross profit margin	15.4	15.6	(20)

Retail units sold
New vehicles	91,990	85,683	7.4%
Used vehicles	107,326	102,436	4.8

Average selling price per retail unit
New vehicles	$47,616	$46,848	1.6%
Used vehicles	27,198	27,342	(0.5)

Average gross profit per retail unit
New vehicles	$3,016	$3,447	(12.5)%
Used vehicles	1,769	1,783	(0.8)
Finance and insurance	1,828	1,811	0.9
Total vehicle [1]	4,164	4,346	(4.2)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in February 2024 would be included in same store operating data beginning in March 2025, after its first complete comparable month of operation. The first quarter operating results for the same store comparisons would include results for that store in only the month of March for both comparable periods.

	Three Months Ended March 31,
($ in millions, except per unit values)	2025	2024	Change
Revenues
New vehicle retail	$4,166.6	$3,940.7	5.7%
Used vehicle retail	2,658.4	2,683.6	(0.9)
Finance and insurance	345.0	333.6	3.4
Aftersales	913.0	891.5	2.4
Total revenues	8,543.2	8,332.5	2.5

Gross profit
New vehicle retail	$264.9	$290.4	(8.8) %
Used vehicle retail	181.1	180.3	0.4
Finance and insurance	345.0	333.6	3.4
Aftersales	528.0	491.1	7.5
Total gross profit	1,333.7	1,310.0	1.8

Gross profit margins
New vehicle retail	6.4%	7.4%	(100) bps
Used vehicle retail	6.8	6.7	10
Finance and insurance	100.0	100.0	—
Aftersales	57.8	55.1	270
Total gross profit margin	15.6	15.7	(10)

Retail units sold
New vehicles	86,964	83,927	3.6%
Used vehicles	96,462	96,850	(0.4)

Average selling price per retail unit
New vehicles	$47,912	$46,954	2.0%
Used vehicles	27,559	27,709	(0.5)

Average gross profit per retail unit
New vehicles	$3,046	$3,460	(12.0)%
Used vehicles	1,877	1,861	0.9
Finance and insurance	1,881	1,845	2.0
Total vehicle [1]	4,301	4,445	(3.2)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.
New Retail Vehicles
We believe that our new vehicle retail sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and aftersales. Our leaders in each market continue to adapt to changing conditions, respond to customer needs and manage inventory availability and selection.

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

YTD 2025 vs. YTD 2024
New vehicle retail revenue for the three months ended March 31, 2025 increased 9.1% compared to the same period of 2024 primarily due to same store growth, and supported by acquisition activity. Same store new vehicle retail revenue increased 5.7% due to an increase in unit volume of 3.6% and an increase in average selling prices of 2.0%.
Same store new vehicle retail gross profit per unit decreased 12.0%, driven by a decrease in new vehicle retail gross profit margins of 100 bps. Total same store new vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of new retail vehicles, decreased $412 to $5,168.
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
YTD 2025 vs. YTD 2024
Used vehicle retail revenue for the three months ended March 31, 2025 increased 4.2% compared to the same period of 2024 driven by acquisition activity. On a same store basis, used vehicle retail sales decreased 0.9% due to a decrease in average selling prices of 0.5% combined with a decrease in unit volume of 0.4%. Total same store used vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of used retail vehicles, increased $71 to $3,540.
Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which drive continued engagement with the consumer throughout the ownership lifecycle.
YTD 2025 vs. YTD 2024
Total finance and insurance income increased 7.0% in the three months ended March 31, 2025 compared to the same period of 2024, primarily driven by acquisition activity, and supported by same store growth. Same store finance and insurance revenues increased 3.4%, driven by an increase in unit sales volume, but partially offset by a decline in service contract penetration rates. On a same store basis, our finance and insurance revenue per retail unit increased $35 to $1,881.
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
YTD 2025 vs. YTD 2024
Our aftersales revenue increased 7.3% in the three months ended March 31, 2025 compared to the same period of
2024, driven by acquisitions, as well as an increase in same store warranty revenues. Same store warranty revenues saw a 19.7% increase compared to the prior year.
Same store aftersales gross profit increased 7.5%. This increase was primarily due to increased volumes of warranty transactions. Overall same store aftersales gross margins increased 270 bps, primarily as a result of increased warranty gross margins of 150 bps and increase customer pay margins of 380 bps.

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

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
expenses.
Selected Financing Operations Financial Information

	Three Months Ended March 31,
($ in millions)	2025	% [1]	2024	% [1]
Interest and fee income	$94.4	9.4	$77.3	9.0
Interest expense	(48.1)	(4.8)	(47.8)	(5.6)
Total interest margin	46.3	4.6	29.5	3.5
Lease income	20.5		15.2
Lease costs	(16.8)		(10.8)
Lease income, net	3.7		4.4
Provision expense	(25.5)	(2.5)	(25.0)	(2.9)
Other financing operations expenses	(12.0)	(1.2)	(10.6)	(1.2)
Finance operations income (loss)	$12.5		$(1.7)

Total average managed finance receivables	$4,062.1		$3,436.6
1Annualized percentage of total average managed finance receivables.
DFC Portfolio Information1

	Three Months Ended March 31,
($ in millions)	2025	2024
Loan origination information
Net loans originated	$622.9	$492.8
Vehicle units financed	20,844	17,219
Total penetration rate [2]	13.7%	11.7%
Weighted average contract rate	9.1%	10.2%
Weighted average credit score [3]	744	735
Weighted average FE LTV [4]	94.6%	95.2%
Weighted average term (in months)	73	73

Loan performance information
Allowance for loan losses as a percentage of ending managed receivables	3.1%	3.2%
Net credit losses on managed receivables	$20.2	$19.3
Annualized net credit losses as a percentage of total average managed receivables	2.1%	2.4%
Past due accounts as a percentage of ending managed receivables [5]	3.8%	3.8%
Average recovery rate [6]	46.0%	43.2%
1Excludes Canadian and U.K. portfolios
2Units financed as a percentage of total U.S. new and used vehicle retail units sold.
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
5Past due means loans at least 3 months old that are 30 or more days delinquent.
6The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions, on a trailing twelve month basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

YTD 2025 vs. YTD 2024
Financing operations recorded income in the three months ended March 31, 2025 compared to a loss in the same period of 2024, primarily due to increased weighted average contract rate of the portfolio and decreased cost of funds, resulting in an expansion of total interest margin to 4.6%.
The weighted average contract rate on loans originated in the three months ended March 31, 2025 decreased to
9.1%, compared with 10.2% in the same period of 2024 as we decreased rates to maintain competitiveness following Federal Reserve rate cuts. The decrease in provision expense as a percentage of receivables compared to the prior year reflected the increased credit quality of the portfolio and improved recovery rates. The decrease in
Other financing operations expenses as a percentage of average managed receivables compared to the prior year reflected improved operational performance and economies of scale.
Operating Expenses
Selling, General and Administrative Expense
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.
YTD 2025 vs. YTD 2024

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Personnel	$607.4	$602.4	$5.0	0.8%
Rent and facility costs	99.1	89.2	9.9	11.1
Advertising	61.3	63.4	(2.1)	(3.3)
Other	184.9	179.3	5.6	3.1
Total SG&A	$952.7	$934.3	$18.4	2.0%

	Three Months Ended March 31,		Increase (Decrease)
As a % of gross profit	2025	2024
Personnel	43.1%	45.1%	(200)bps
Rent and facility costs	7.0	6.7	30
Advertising	4.3	4.8	(50)
Other	13.1	13.4	(30)
Total SG&A	67.5%	70.0%	(250)bps
SG&A as a percentage of gross profit was 67.5% for the three months ended March 31, 2025 compared to 70.0%
for the same period of 2024. Total SG&A expense increased 2.0%, driven by increases in all areas excluding advertising, primarily as a result of our growth in the United Kingdom.
On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 67.0%
compared to 68.5% for the same period of 2024. The decrease was related to both an increase in total same store gross profit as well as a decrease in total same store SG&A costs.
SG&A expense adjusted for non-core charges was as follows:
YTD 2025 vs. YTD 2024

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Personnel	$607.4	$602.4	$5.0	0.8%
Rent and facility costs	99.1	89.2	9.9	11.1%
Advertising	61.3	63.4	(2.1)	(3.3)%
Adjusted other	193.7	171.6	22.1	12.9%
Adjusted total SG&A	$961.5	$926.6	$34.9	3.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

	Three Months Ended March 31,		Increase (Decrease)
As a % of gross profit	2025	2024
Personnel	43.1%	45.1%	(200)bps
Rent and facility costs	7.0	6.7	30
Advertising	4.3	4.8	(50)
Adjusted other	13.8	12.8	100
Adjusted total SG&A	68.2%	69.4%	(120)bps
Adjusted SG&A for the three months ended March 31, 2025 excludes $0.2 million in acquisition-related expenses,
$0.4 million in storm insurance charges and a $9.4 million net gain on store disposals.
Adjusted SG&A for the three months ended March 31, 2024 excludes $7.7 million in acquisition-related expenses.
Adjusted SG&A is a non-GAAP measure. See Non-GAAP Reconciliations for more details.
Floor Plan Interest Expense and Floor Plan Assistance
Floor plan assistance is provided by manufacturers to support store financing of vehicle inventory and is recorded as a component of vehicle gross profit when the specific vehicle is sold. However, because manufacturers provide this assistance to offset inventory carrying costs, we believe a comparison of floor plan interest expense to floor plan assistance is a useful measure of the efficiency of our vehicle sales relative to stocking levels.
Shown below are the details for carrying costs for vehicles net of floor plan assistance earned:
YTD 2025 vs. YTD 2024

	Three Months Ended March 31,			%
($ in millions)	2025	2024	Change	Change
Floor plan interest expense	$57.1	$60.7	$(3.6)	(5.9)%
Floor plan assistance (included as an offset to cost of sales)	(39.0)	(40.4)	1.4	3.5
Net vehicle carrying costs	$18.1	$20.3	$(2.2)	(10.8)
Floor plan interest expense decreased $3.6 million in the three months ended March 31, 2025 compared to the same period of 2024 due to decreased inventory levels.
Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.
YTD 2025 vs. YTD 2024

	Three Months Ended March 31,		Increase	% Increase
($ in millions)	2025	2024
Depreciation and amortization	$63.9	$57.8	$6.1	10.6%
Acquisition activity contributed to the increase in depreciation and amortization in 2025 compared to 2024. We acquired $47.6 million of depreciable property as part of our acquisition activity over the trailing twelve-months ended March 31, 2025. For the three months ended March 31, 2025, we invested $68.7 million in capital expenditures. These investments increased the amount of depreciation expense in the three months ended
March 31, 2025. See the discussion under Liquidity and Capital Resources for additional information.
Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

YTD 2025 vs. YTD 2024

	Three Months Ended March 31,
	2025	2024
Operating margin	4.4%	4.0%
Operating margin adjusted for non-core charges [1]	4.3%	4.1%
1See Non-GAAP Reconciliations for more details.
Operating margin increased 40 bps in the three months ended March 31, 2025 compared to the same period in
2024, primarily due to increased gross profit of 5.6%, partially offset by increased SG&A of 2.0%.
Non-Operating Expenses
Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, used and service loaner vehicle inventory financing commitments, and revolving lines of credit.
YTD 2025 vs. YTD 2024

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Senior notes interest	$19.0	$19.0	$—	—%
Mortgage interest	14.3	11.3	3.0	26.5
Other interest	34.1	34.6	(0.5)	(1.4)
Capitalized interest	(1.9)	(1.3)	0.6	NM
Total other interest expense	$65.5	$63.6	1.9	3.0
Other interest expense for the three months ended March 31, 2025 increased $1.9 million related to increased borrowings and interest rates compared to the same period of 2024.
Other Income (Expense), net
YTD 2025 vs. YTD 2024

	Three Months Ended March 31,		Decrease	% Decrease
($ in millions)	2025	2024
Other income, net	$0.8	$3.5	$(2.7)	(77.1)%
Other income, net in the three months ended March 31, 2025 decreased $2.7 million compared to the same period of 2024, primarily as a result of unrealized losses from our investment in Pinewood Technologies Group PLC.
Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended March 31,
	2025	2024
Effective income tax rate	25.8%	25.2%
Effective income tax rate excluding non-core items [1]	26.1%	25.0%
1See Non-GAAP Reconciliations for more details.

Our effective income tax rate for the three months ended March 31, 2025 compared to last year was negatively affected by a decrease in tax benefit from stock awards vesting in the current period and a reduction in state deferred tax rate in the prior period. Our rate was positively affected by an increase in general business credits.
Excluding non-core charges and acquired general business credits, we estimate our annual effective income tax rate to be 26.3%.
Non-GAAP Reconciliations
Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

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
The following tables reconcile certain reported non-GAAP measures, which we refer to as “adjusted,” to the most comparable GAAP measure from our Consolidated Statements of Operations.

	Three Months Ended March 31, 2025
(in millions, except per share amounts)	As reported	Net gain on disposal of stores	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$952.7	$9.4	$(0.4)	$(0.2)	$—	$961.5
Operating income (loss)	406.3	(9.4)	0.4	0.2	—	397.5

Income (loss) before income taxes	$284.5	$(9.4)	$0.4	$0.2	$—	$275.7
Income tax (provision) benefit	(73.3)	2.4	(0.1)	—	(1.0)	(72.0)
Net income (loss)	211.2	(7.0)	0.3	0.2	(1.0)	203.7
Net income attributable to NCI	(1.7)	—	—	—	—	(1.7)
Net income (loss) attributable to Lithia Motors, Inc.	$209.5	$(7.0)	$0.3	$0.2	$(1.0)	$202.0

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$7.94	$(0.25)	$0.01	$—	$(0.04)	$7.66
Diluted share count	26.4

	Three Months Ended March 31, 2024
(in millions, except per share amounts)	As reported	Acquisition expenses	Adjusted
Selling, general and administrative	$934.3	$(7.7)	$926.6
Operating income	341.4	7.7	349.1

Income before income taxes	$220.6	$7.7	$228.3
Income tax provision	(55.6)	(1.6)	(57.2)
Net income	165.0	6.1	171.1
Net income attributable to NCI	(1.5)	—	(1.5)
Net income attributable to redeemable NCI	(0.9)	—	(0.9)
Net income attributable to Lithia Motors, Inc.	$162.6	$6.1	$168.7

Diluted earnings per share attributable to Lithia Motors, Inc.	$5.89	$0.22	$6.11
Diluted share count	27.6
Liquidity and Capital Resources
We manage our liquidity and capital resources in the context of our overall business strategy, continually forecasting and managing our cash, working capital balances and capital structure in a way that we believe will meet the short-
term and long-term obligations of our business while maintaining liquidity and financial flexibility. Our current free cash flow deployment strategy has shifted to an allocation of 35% to 45% investment in acquisitions, 25%
investment in capital expenditures, innovation, and diversification and 30% to 40% in shareholder return in the form of dividends and share repurchases due to current valuation trends in acquisitions relative to stock price performance.
We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash flows from operations and borrowings under our credit facilities are our main sources for liquidity. In addition to the above sources of liquidity, potential sources to fund our business strategy include

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

financing of real estate and proceeds from debt or equity offerings. We evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Available Sources
Below is a summary of our immediately available funds:

($ in millions)	March 31, 2025	December 31, 2024	Change	% Change
Cash and cash equivalents	$234.4	$225.1	$9.3	4.1%
Marketable securities	53.7	53.4	0.3	0.6
Available credit on credit facilities	1,106.5	1,075.3	31.2	2.9
Total current available funds	$1,394.6	$1,353.8	$40.8	3.0%
Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Three Months Ended March 31,		Change
(in millions)	2025	2024	in Cash Flow
Net cash provided by operating activities	$322.1	$292.4	$29.7
Net cash used in investing activities	(117.1)	(1,265.9)	1,148.8
Net cash (used in) provided by financing activities	(173.0)	445.0	(618.0)
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2025 increased $29.7 million compared to the same period of 2024, primarily related to changes in inventories, accrued liabilities, and increased net income, partially offset by changes in floor plan notes payable and accounts receivable compared to the same period of 2024.

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

	Three Months Ended March 31,		Change
(in millions)	2025	2024	in Cash Flow
Net cash provided by operating activities – as reported	$322.1	$292.4	$29.7
Adjust: Net (repayments) borrowings on floor plan notes payable, non-trade	(44.0)	156.1	(200.1)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(9.9)	(71.7)	61.8
Adjust: Financing receivables activity	179.1	173.8	5.3
Net cash provided by operating activities – adjusted	$447.3	$550.6	$(103.3)
Investing Activities
Net cash used in investing activities totaled $0.1 billion and $1.3 billion, respectively, for the three months ended
March 31, 2025 and 2024.

Below are highlights of significant activity related to our cash flows from investing activities:

	Three Months Ended March 31,		Change
(in millions)	2025	2024	in Cash Flow
Capital expenditures	$(68.7)	$(79.6)	$10.9
Cash paid for acquisitions, net of cash acquired	(84.5)	(1,074.4)	989.9
Net cash for other investments	(12.5)	(122.0)	109.5
Proceeds from sales of stores	43.2	6.4	36.8

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

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
Capital expenditures for the three months ended March 31, 2025, compared to the same period of 2024 was lower for existing facility purchases, maintenance, and information technology, and higher in existing operations improvements and new operations purchases and improvements.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

	Three Months Ended March 31,
	2025	2024
Number of locations acquired	2	139

(in millions)
Cash paid for acquisitions, net of cash acquired	$(84.5)	$(1,074.4)
Add: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	9.9	71.7
Cash paid for acquisitions, net of cash acquired – adjusted	$(74.6)	$(1,002.7)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.
Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing
Operations segment was as follows:

	Three Months Ended March 31,		Change
(in millions)	2025	2024	in Cash Flow
Cash (used in) provided by financing activities, as reported	$(173.0)	$445.0	$(618.0)
Less: Net repayments (borrowings) on floor plan notes payable: non-trade	44.0	(156..1)	200.1
Less: Net borrowings on non-recourse notes payable	(254.4)	(125.9)	(128.5)
Cash (used in) provided by financing activities, as adjusted	$(383.4)	$163.0	$(546.4)
Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade, which are discussed above:

	Three Months Ended March 31,		Change
(in millions)	2025	2024	in Cash Flow
Net (repayments) borrowings on lines of credit	$(148.4)	$51.9	$(200.3)
Principal payments on long-term debt and finance lease liabilities, scheduled	(10.0)	(9.0)	(1.0)
Proceeds from issuance of long-term debt	—	158.9	(158.9)
Principal payments on non-recourse notes payable	(309.6)	(203.5)	(106.1)
Proceeds from the issuance of non-recourse notes payable	564.0	329.4	234.6
Payment of debt issuance costs	(2.5)	(2.6)	0.1
Proceeds from issuance of common stock	5.6	5.7	(0.1)
Repurchase of common stock, excluding excise tax imposed under the Inflation Reduction Act	(143.4)	(15.0)	(128.4)
Dividends paid	(13.9)	(13.8)	(0.1)
Payment of contingent consideration related to acquisitions	(9.4)	(12.0)	2.6
Other financing activity	(60.1)	(1.1)	(59.0)
Equity Transactions
Over the last several years, our Board has authorized the repurchase of up to $2.4 billion of our Common Stock. We repurchased a total of 439,798 shares of our Common Stock at an average price of $329.03 in the first three months of 2025, consisting of 36,378 related to tax withholding on vesting RSUs, and 403,420 related to our repurchase authorizations. As of March 31, 2025, we had $687.3 million remaining available for repurchases and the authorizations do not have expiration dates.
In the first three months of 2025, we declared and paid dividends on our Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2025	$0.53	$13.9

We evaluate performance and make a recommendation to the Board on dividend payments on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of March 31, 2025
(in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$2,802.8	$—	1
Floor plan notes payable	2,102.1	—
Used and service loaner vehicle inventory financing commitments	968.7	24.3	2
Revolving lines of credit	1,563.3	1,060.8	2, 3
Warehouse facilities	768.5	21.4
Non-recourse notes payable	2,363.7	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Real estate mortgages, finance lease obligations, and other debt	1,009.7	—
Unamortized debt issuance costs	(24.1)	—	4
Total debt, net	$13,304.7	$1,106.5
1As of March 31, 2025, we had a $2.8 billion new vehicle floor plan commitment as part of our US Bank syndicated credit facility, and a $500 million CAD wholesale floorplan commitment as part of our Bank of Nova Scotia syndicated credit facility.
2The amount available on these credit facilities are limited based on borrowing base calculations and fluctuates monthly.
3Available credit is based on the borrowing base amount effective as of February 28, 2025. This amount is reduced by $25.0 million for outstanding letters of credit.
4Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability.
Financial Covenants
Our credit facilities, non-recourse notes payable, and senior notes contain customary representations and warranties, conditions and covenants for transactions of these types.
Recent Accounting Pronouncements
See Note 15 – Recent Accounting Pronouncements for discussion.

Critical Accounting Policies and Use of Estimates
There have been no material changes in the critical accounting policies and use of estimates described in our 2024
Annual Report on Form 10-K filed with the SEC on February 24, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2024 Annual Report on Form 10-K, which was filed with the SEC on February 24, 2025.

35

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
Item 1A. Risk Factors
The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2024 Annual Report on Form 10-K, which was filed with the SEC on February 24, 2025. We have described in our 2024 Annual Report on Form 10-K, under Risk Factors in Item 1A, the primary risks related to our business and securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first quarter of 2025:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plans (in thousands)[1]
January	79,051	$350.92	42,759	$454,251
February	151,800	365.37	151,800	398,789
March	208,947	294.35	208,861	687,314
Total	439,798	329.03	403,420
1On June 4, 2024, our Board approved an additional $350 million repurchase authorization of our common stock and in
February 2025, our Board again approved an additional $350 million repurchase authorization of our common stock. These authorizations were in addition to the amount previously authorized by the Board for repurchase. There are no expiration dates for the share repurchase authorizations.
2Of the shares repurchased in the first quarter of 2025, 36,378 shares were related to tax withholding upon the vesting of
RSUs.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the first quarter of 2025.

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

Date: April 24, 2025	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer