Form 10-Q
period 2025-06-30
LITHIA MOTORS INC
filed 2025-07-30
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 30, 2025, there were 25,636,451 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

GLOSSARY	1

GLOSSARY OF DEFINITIONS
The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
AFS	Available-for-sale
ASC	Accounting Standards Codification
ASU	Accounting standards update
Board	Board of directors
BPS	Basis points
CAD	Canadian Dollar ($)
CPO	Certified pre-owned
DFC	Driveway Finance Corporation
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
LAD	Lithia and Driveway
NCI	Non-controlling interest
NM	Not meaningful
NYSE	New York Stock Exchange
PINE.L	Pinewood Technologies Group PLC
PPA	Purchase price allocation
QTD	Quarter-to-date
RSU	Restricted stock units
SEC	Securities and Exchange Commission
SG&A	Selling, general, and administrative
U.K.	United Kingdom
U.S.	United States of America
USB	US Bank National Association
YTD	Year-to-date

CONSOLIDATED FINANCIAL STATEMENTS	2

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$404.4	$402.2
Accounts receivable, net of allowance for doubtful accounts of $6.0 and $2.3	1,235.3	1,237.0
Inventories, net	6,061.9	5,911.7
Other current assets	240.2	223.0
Total current assets	7,941.8	7,773.9

Property and equipment, net of accumulated depreciation of $920.2 and $825.5	4,727.7	4,629.9
Operating lease right-of-use assets	671.1	658.7
Finance receivables, net of allowance for estimated losses of $135.1 and $123.4	4,309.5	3,868.2
Goodwill	2,453.3	2,115.5
Franchise value	2,788.5	2,550.3
Other non-current assets	1,269.1	1,526.1
Total assets	$24,161.0	$23,122.6

Liabilities and equity
Current liabilities:
Floor plan notes payable	$2,163.3	$2,055.1
Floor plan notes payable: non-trade	2,724.7	2,848.0
Current maturities of long-term debt	70.9	134.0
Current maturities of non-recourse notes payable	6.4	58.1
Trade payables	371.4	333.7
Accrued liabilities	1,176.8	1,122.2
Total current liabilities	6,513.5	6,551.1

Long-term debt, less current maturities	6,689.3	6,119.3
Non-recourse notes payable, less current maturities	2,035.6	2,051.2
Deferred revenue	446.9	414.2
Deferred income taxes	491.2	397.1
Non-current operating lease liabilities	609.7	596.5
Other long-term liabilities	363.8	319.1
Total liabilities	17,150.0	16,448.5

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 25.7 and 26.4	568.8	793.1
Additional paid-in capital	110.2	107.2
Accumulated other comprehensive income (loss)	116.6	(3.6)
Retained earnings	6,190.9	5,753.5
Total stockholders’ equity - Lithia Motors, Inc.	6,986.5	6,650.2
Non-controlling interest	24.5	23.9
Total equity	7,011.0	6,674.1
Total liabilities, non-controlling interest, and equity	$24,161.0	$23,122.6
 See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts; Unaudited)	2025	2024	2025	2024
Revenues
New vehicle retail	$4,498.4	$4,403.7	$8,878.6	$8,417.8
Used vehicle retail	3,094.8	2,986.0	6,013.9	5,786.8
Used vehicle wholesale	383.1	289.5	714.1	627.2
Finance and insurance	373.8	360.9	738.1	701.5
Aftersales	1,023.4	950.7	2,002.5	1,863.5
Fleet and other	209.5	241.0	414.0	396.8
Total revenues	9,583.0	9,231.8	18,761.2	17,793.6
Cost of sales
New vehicle retail	4,198.9	4,082.9	8,301.7	7,801.7
Used vehicle retail	2,886.5	2,790.4	5,615.7	5,408.5
Used vehicle wholesale	386.5	289.0	719.1	627.7
Aftersales	433.1	421.3	850.7	832.1
Fleet and other	192.9	224.3	378.6	364.5
Total cost of sales	8,097.9	7,807.9	15,865.8	15,034.5
Gross profit	1,485.1	1,423.9	2,895.4	2,759.1

Finance operations income	20.1	7.2	32.6	5.4

Selling, general and administrative	1,014.7	975.2	1,967.4	1,909.5
Depreciation and amortization	65.2	62.3	129.0	120.0
Operating profit	425.3	393.6	831.6	735.0
Floor plan interest expense	(55.0)	(76.6)	(112.0)	(137.3)
Other interest expense, net	(66.7)	(61.2)	(132.2)	(124.8)
Other income, net	48.5	27.0	49.3	30.4
Income before income taxes	352.1	282.8	636.7	503.3
Income tax provision	(93.9)	(66.2)	(167.3)	(121.8)
Net income	258.2	216.6	469.4	381.5
Net income attributable to non-controlling interest	(2.1)	(1.0)	(3.8)	(2.5)
Net income attributable to redeemable non-controlling interest	—	(1.4)	—	(2.3)
Net income attributable to Lithia Motors, Inc.	$256.1	$214.2	$465.6	$376.7

Basic earnings per share attributable to Lithia Motors, Inc. common stockholders	$9.89	$7.88	$17.83	$13.77
Shares used in basic per share calculations	25.9	27.2	26.1	27.4

Diluted earnings per share attributable to Lithia Motors, Inc. common stockholders	$9.87	$7.87	$17.80	$13.75
Shares used in diluted per share calculations	25.9	27.2	26.2	27.4

Cash dividends paid per share	$0.55	$0.53	$1.08	$1.03
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; Unaudited)	2025	2024	2025	2024
Net income	$258.2	$216.6	$469.4	$381.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	83.4	(0.9)	119.4	(17.1)
Unrealized gain (loss) on debt securities, net of tax (provision) benefit of $(0.0), $0.1, $(0.1), and $0.1, respectively	0.2	(0.2)	0.5	(0.4)
(Loss) gain on cash flow hedges, net of tax benefit (provision) of $0.2, $—, $(0.1) and $—, respectively	(0.5)	—	0.3	—
Total other comprehensive income (loss), net of tax	83.1	(1.1)	120.2	(17.5)
Comprehensive income	341.3	215.5	589.6	364.0

Comprehensive income attributable to non-controlling interest	(2.1)	(1.0)	(3.8)	(2.5)
Comprehensive income attributable to redeemable non- controlling interest	—	(1.4)	—	(2.3)
Comprehensive income attributable to Lithia Motors, Inc.	$339.2	$213.1	$585.8	$359.2
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	5

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON- CONTROLLING INTEREST
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; Unaudited)	2025	2024	2025	2024
Total equity, beginning balances	$6,782.2	$6,376.7	$6,674.1	$6,238.9

Common stock, beginning balances	679.4	1,117.8	793.1	1,100.6
Stock-based compensation	1.6	1.7	28.1	28.3
Issuance of stock in connection with employee stock purchase plans	8.0	8.1	13.5	13.8
Repurchase of common stock, including excise tax	(120.2)	(203.6)	(265.9)	(218.7)
Common stock, ending balances	568.8	924.0	568.8	924.0

Additional paid-in capital, beginning balances	95.8	67.8	107.2	79.9
Stock-based compensation	14.4	11.7	3.0	(0.4)
Additional paid-in capital, ending balances	110.2	79.5	110.2	79.5

Accumulated other comprehensive income (loss), beginning balances	33.5	3.7	(3.6)	20.1
Foreign currency translation adjustment	83.4	(0.9)	119.4	(17.1)
Unrealized gain (loss) on debt securities, net of tax (provision) benefit of $0.0, $0.1, $(0.1), and $0.1, respectively	0.2	(0.2)	0.5	(0.4)
(Loss) gain on cash flow hedges, net of tax benefit (provision) of $0.2, $—, $(0.1), and $—, respectively	(0.5)	—	0.3	—
Accumulated other comprehensive income, ending balances	116.6	2.6	116.6	2.6

Retained earnings, beginning balances	5,949.1	5,162.1	5,753.5	5,013.3
Net income attributable to Lithia Motors, Inc.	256.1	214.2	465.6	376.7
Dividends paid	(14.3)	(14.5)	(28.2)	(28.2)
Retained earnings, ending balances	6,190.9	5,361.8	6,190.9	5,361.8

Non-controlling interest, beginning balances	24.4	25.3	23.9	25.0
Distribution of non-controlling interest	(2.0)	(1.8)	(3.2)	(3.0)
Net income attributable to non-controlling interest	2.1	1.0	3.8	2.5
Non-controlling interest, ending balances	24.5	24.5	24.5	24.5

Total equity, ending balances	$7,011.0	$6,392.4	$7,011.0	$6,392.4

Redeemable non-controlling interest, beginning balances	$—	$44.9	$—	$44.0
Distribution of redeemable non-controlling interest	—	(0.1)	—	(0.1)
Net income attributable to redeemable non-controlling interest	—	1.4	—	2.3
Redeemable non-controlling interest, ending balances	$—	$46.2	$—	$46.2
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	6

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
(In millions; Unaudited)	2025	2024
Cash flows from operating activities:
Net income	$469.4	$381.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158.1	165.4
Stock-based compensation	31.1	27.8
Net loss on disposal of other assets	2.6	1.5
Net gain on disposal of stores	(2.3)	(0.1)
Unrealized investment gain, net	(31.4)	(29.7)
Deferred income taxes	62.5	42.0
Amortization of operating lease right-of-use assets	46.1	46.4
Decrease (increase) (net of acquisitions and dispositions):
Accounts receivable, net	36.0	(2.9)
Inventories	(19.7)	(544.1)
Finance receivables	(432.1)	(386.9)
Other assets	(99.6)	(62.0)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	26.4	384.4
Trade payables	25.9	54.4
Accrued liabilities	11.5	69.1
Other long-term liabilities and deferred revenue	46.9	(2.8)
Net cash provided by operating activities	331.4	144.0
Cash flows from investing activities:
Capital expenditures	(148.8)	(209.7)
Proceeds from sales of assets	17.9	4.0
Net cash used for other investments	(10.4)	(146.8)
Cash paid for acquisitions, net of cash acquired	(278.6)	(1,169.5)
Proceeds from sales of stores	104.4	6.9
Net cash used in investing activities	(315.5)	(1,515.1)
Cash flows from financing activities:
(Repayments) borrowings on floor plan notes payable, net: non-trade	(141.2)	444.5
Borrowings on lines of credit	7,406.0	7,226.6
Repayments on lines of credit	(6,818.4)	(6,767.9)
Principal payments on long-term debt and finance lease liabilities, scheduled	(20.0)	(18.9)
Principal payments on long-term debt and finance lease liabilities, other	(15.4)	(15.1)
Proceeds from issuance of long-term debt	—	179.8
Principal payments on non-recourse notes payable	(631.4)	(418.8)
Proceeds from issuance of non-recourse notes payable	564.0	739.0
Payment of debt issuance costs	(2.6)	(5.0)
Proceeds from issuance of common stock	13.6	13.8
Repurchase of common stock	(263.3)	(217.2)
Dividends paid	(28.2)	(28.2)
Payment of contingent consideration related to acquisitions	(9.3)	(11.9)
Other financing activity	(67.3)	(3.1)
Net cash (used in) provided by financing activities	(13.5)	1,117.6
Effect of exchange rate changes on cash, restricted cash, and cash equivalents	7.4	(3.1)
Increase (decrease) in cash, restricted cash, and cash equivalents	9.8	(256.6)
Cash, restricted cash, and cash equivalents at beginning of year	445.8	972.0
Cash, restricted cash, and cash equivalents at end of period	$455.6	$715.4
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Six Months Ended June 30,
(In millions)	2025	2024
Reconciliation of cash, restricted cash, and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$202.8	$516.4
Restricted cash from collections on auto loans receivable and customer deposits	201.6	158.4
Cash, restricted cash, and cash equivalents	404.4	674.8
Restricted cash on deposit in reserve accounts, included in other non-current assets	51.2	40.6
Total cash, restricted cash, and cash equivalents reported in the Consolidated Statements of Cash Flows	$455.6	$715.4

Supplemental cash flow information:
Cash paid during the period for interest	$351.2	$357.2
Cash paid during the period for income taxes, net	66.8	113.9
Debt paid in connection with store disposals	10.2	5.9

Non-cash activities:
Debt assumed in connection with acquisitions	$—	$868.1
Right-of-use assets obtained in exchange for lease liabilities	27.7	304.0
Non-cash adjustments to share repurchases	2.6	—
See accompanying condensed notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation
These Consolidated Financial Statements contain unaudited information as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2024 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2024, is derived from our Annual Report on Form 10-K filed with the SEC on
February 24, 2025. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Correction of an Error
In the three months ended March 31, 2025, we identified an immaterial error related to interest and fee income recognition in our previously issued financial statements for the year ended December 31, 2024. As a result, retained earnings and finance receivables were overstated, and prepaid income taxes were understated.
In accordance with ASC 250, Accounting Changes and Error Corrections, we corrected this error by retrospectively restating the affected prior periods in this Form 10-Q.
The following tables summarize the impact of the correction on our Consolidated Financial Statements:

	December 31, 2024
(In millions)	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Other current assets	$221.3	$1.7	$223.0
Total current assets	7,772.2	1.7	7,773.9
Finance receivables, net	3,875.2	(7.0)	3,868.2
Total assets	23,127.9	(5.3)	23,122.6
Retained earnings	5,758.8	(5.3)	5,753.5
Total stockholders’ equity - Lithia Motors, Inc.	6,655.5	(5.3)	6,650.2
Total equity	6,679.4	(5.3)	6,674.1
Total liabilities, non-controlling interest, and equity	23,127.9	(5.3)	23,122.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9

NOTE 2. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
Contracts in transit	$481.7	$497.4
Trade receivables	158.1	166.5
Vehicle receivables	269.1	243.7
Manufacturer receivables	299.1	306.3
Other receivables, current	33.3	25.4
	1,241.3	1,239.3
Less: Allowance for doubtful accounts	(6.0)	(2.3)
Total accounts receivable, net	$1,235.3	$1,237.0
The long-term portion of other receivables was included as a component of Other non-current assets in the
Consolidated Balance Sheets.
NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE
The components of inventories, net, consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
New vehicles	$3,477.7	$3,555.3
Used vehicles	2,314.9	2,085.6
Parts and accessories	269.3	270.8
Total inventories	$6,061.9	$5,911.7
Vehicle inventory costs are generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

(In millions)	June 30, 2025	December 31, 2024
Floor plan notes payable	$2,163.3	$2,055.1
Floor plan notes payable: non-trade	2,724.7	2,848.0
Total floor plan debt	$4,888.0	$4,903.1
NOTE 4. FINANCE RECEIVABLES
Interest income on finance receivables is recognized based on the contractual terms of each receivable and is accrued until repayment, reaching non-accrual status, charge-off, or repossession. Direct costs associated with originations are capitalized and expensed as an offset to interest income when recognized on the receivables.
The balances of finance receivables are made up of loans and finance leases secured by the related vehicles. More than 99% of the portfolio is aged less than 60 days past due with less than 1% on non-accrual status.
Finance Receivables, net

(In millions)	June 30, 2025	December 31, 2024
Asset-backed term funding	$2,553.0	$2,604.9
Warehouse facilities	1,522.7	1,052.0
Other managed receivables	346.4	314.2
Total finance receivables	4,422.1	3,971.1
Accrued interest and fees	22.5	20.5
Less: Allowance for credit losses	(135.1)	(123.4)
Finance receivables, net	$4,309.5	$3,868.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10

Finance Receivables by FICO Score

	As of June 30, 2025
	Year of Origination
($ in millions)	2025	2024	2023	2022	2021	Prior to 2021	Total
<599	$25.9	$44.3	$30.3	$16.7	$6.9	$0.8	$124.9
600-699	323.4	454.0	321.8	231.4	65.9	5.4	1,401.9
700-774	407.9	469.0	323.7	222.6	29.2	2.2	1,454.6
775+	422.4	424.0	255.3	136.5	6.8	0.7	1,245.7
Total auto loan receivables	$1,179.6	$1,391.3	$931.1	$607.2	$108.8	$9.1	4,227.1
Other finance receivables [1]							195.0
Total finance receivables							$4,422.1

		As of December 31, 2024
		Year of Origination
($ in millions)	2024	2023	2022	2021	2020	Total
<599	$53.0	$39.7	$22.4	$9.9	$1.4	$126.4
600-699	534.1	406.2	298.8	90.2	8.3	1,337.6
700-774	560.2	402.5	284.9	39.5	3.2	1,290.3
775+	528.1	324.9	176.6	9.1	1.3	1,040.0
Total auto loan receivables	$1,675.4	$1,173.3	$782.7	$148.7	$14.2	3,794.3
Other finance receivables [1]						176.8
Total finance receivables						$3,971.1
1Includes legacy portfolio, loans that are originated with no FICO score available, lease receivables, and deferred origination fees.
In accordance with FASB ASC Topic 326, the allowance for credit losses on finance receivables is estimated based on our historical write-off experience, current conditions and forecasts, as well as the value of any underlying assets securing these receivables. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status.
Rollforward of Allowance for Credit Losses on Finance Receivables
Our allowance for credit losses on finance receivables represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for credit losses on finance receivables consisted of the following changes during the period:

	Six Months Ended June 30,
(In millions)	2025	2024
Allowance at beginning of period	$123.4	$106.4
Charge-offs	(79.2)	(65.6)
Recoveries	44.6	30.1
Sold loans	—	(0.3)
Provision expense	46.7	45.2
Currency translation	(0.4)	—
Allowance at end of period	$135.1	$115.8
Charge-off Activity by Year of Origination

	Six Months Ended June 30,
(In millions)	2025	2024
2025	$0.7	$—
2024	24.1	0.6
2023	26.7	27.4
2022	19.1	26.2
2021	5.3	9.1
2020 and prior	0.3	—
Other finance receivables [1]	3.0	2.3
Total charge-offs	$79.2	$65.6
1Includes legacy portfolio, loans that are originated with no FICO score available, and finance lease receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11

NOTE 5. GOODWILL AND FRANCHISE VALUE
The changes in the carrying amounts of goodwill are as follows:

(In millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2023	$1,913.0	$17.6	$1,930.6
Adjustments to purchase price allocations [2]	47.7	—	47.7
Additions through acquisitions [1]	167.0	—	167.0
Reductions through disposals	(22.1)	—	(22.1)
Currency translation	(6.3)	(1.4)	(7.7)
Balance as of December 31, 2024	2,099.3	16.2	2,115.5
Additions through acquisitions[3]	347.9	—	347.9
Reductions through disposals	(31.8)	—	(31.8)
Currency translation	20.8	0.9	21.7
Balance as of June 30, 2025	$2,436.2	$17.1	$2,453.3
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
3Our PPA for a portion of the 2024 acquisitions were finalized in 2025. As a result, we added $347.9 million of goodwill. Our
PPA for the remainder of the 2024 acquisitions and 2025 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 –
Acquisitions.
The changes in the carrying amounts of franchise value are as follows:

(In millions)	Franchise Value
Balance as of December 31, 2023	$2,402.2
Additions through acquisitions [1]	172.5
Reductions through divestitures	(9.5)
Currency translation	(14.9)
Balance as of December 31, 2024	2,550.3
Additions through acquisitions [2]	218.0
Reductions through divestitures	(8.1)
Currency translation	28.3
Balance as of June 30, 2025	$2,788.5
1Our PPA for the 2023 acquisitions were finalized in 2024. As a result, we added $172.5 million of franchise value. Our PPA for 2024 acquisitions is preliminary and franchise value is not yet allocated. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 – Acquisitions.
2Our PPA for a portion of the 2024 acquisitions were finalized in 2025. As a result, we added $218.0 million of franchise value. Our PPA for the remainder of the 2024 acquisitions and 2025 acquisitions are preliminary and franchise value is not yet allocated. These amounts are included in other non-current assets until we finalize our purchase accounting. See
Note 12 – Acquisitions.
NOTE 6. INVESTMENTS
Marketable Securities
As of June 30, 2025 and December 31, 2024, marketable equity securities recorded within other current assets in the Consolidated Balance Sheets were $2.2 million and $2.2 million, respectively. Net unrealized gains recognized during the six months ended June 30, 2025 and 2024 on marketable equity securities held at the reporting date were $0.3 million and $0.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	12

Marketable debt securities accounted for as AFS, and recorded within Other current assets in the Consolidated
Balance Sheets, were as follows:

	As of June 30, 2025
					Fair Value of Securities with Contractual Maturities
(In millions)	Amortized Cost	Total Net Gains[1]	Total Net Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$18.5	$0.1	$—	$18.6	$3.6	$11.6	$3.4
Municipal securities	8.6	0.1	—	8.7	—	7.4	1.3
Corporate debt	22.3	0.2	—	22.5	4.4	13.4	4.7
Total	$49.4	$0.4	$—	$49.8	$8.0	$32.4	$9.4

	As of December 31, 2024
					Fair Value of Securities with Contractual Maturities
(In millions)	Amortized Cost	Total Net Gains[1]	Total Net Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$20.4	$—	$(0.2)	$20.2	$3.4	$13.8	$3.1
Municipal securities	10.0	—	—	10.0	1.5	7.0	1.5
Corporate debt	21.0	—	(0.1)	20.9	4.2	13.7	2.9
Total	$51.4	$—	$(0.3)	$51.1	$9.1	$34.5	$7.5
1Represents total unrealized gains (losses) for securities with net gains (losses) in accumulated other comprehensive income.
Proceeds from the maturity of AFS debt securities were $5.5 million and $6.2 million for the three and six-months ended June 30, 2025. There were no gross realized gains or losses on the maturity of AFS debt securities for the three and six-months ended June 30, 2025 and 2024.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contract Liabilities
We are the obligor on our lifetime oil and at home valet contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $440.1 million and $410.4 million as of June 30, 2025, and
December 31, 2024, respectively; and we recognized $38.7 million and $78.7 million of revenue in the three and six months ended June 30, 2025 related to our contract liability balance at December 31, 2024. Our contract liability balance is included in Accrued liabilities and Deferred revenue on the Consolidated Balance Sheets.
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

NOTE 8. DEBT
Non-Recourse Notes Payable
In 2025, we issued $564.0 million in non-recourse notes payable related to asset-backed term funding transactions.
Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of June 30, 2025	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
LAD Auto Receivables Trust 2021-1 Class A-D	$24.1	$344.4	11/24/21	2.35% to 3.99%	Various dates through Nov 2029
LAD Auto Receivables Trust 2022-1 Class A-C	52.9	298.1	08/17/22	5.21% to 6.85%	Various dates through Apr 2030
LAD Auto Receivables Trust 2023-1 Class A-D	119.4	479.7	02/14/23	5.48% to 7.30%	Various dates through Jun 2030
LAD Auto Receivables Trust 2023-2 Class A-D	174.3	556.7	05/24/23	5.42% to 6.30%	Various dates through Feb 2031
LAD Auto Receivables Trust 2023-3 Class A-D	162.0	415.4	08/23/23	5.95% to 6.92%	Various dates through Dec 2030
LAD Auto Receivables Trust 2023-4 Class A-D	184.8	421.2	11/15/23	6.10% to 7.37%	Various dates through Apr 2031
LAD Auto Receivables Trust 2024-1 Class A-D	167.5	329.4	02/14/24	5.17% to 6.15%	Various dates through Jun 2031
LAD Auto Receivables Trust 2024-2 Class A-D	250.9	$409.6	06/20/24	5.46% to 6.37%	Various dates through Oct 2031
LAD Auto Receivables Trust 2024-3 Class A-D	438.3	$614.9	11/15/24	4.52% to 5.18%	Various dates through Feb 2032
LAD Auto Receivables Trust 2025-1 Class A-D	$467.8	$564.0	02/12/25	4.51% to 5.52%	Various dates through May 2032
Total non-recourse notes payable	$2,042.0	$4,433.4
NOTE 9. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
Company-Sponsored Defined Benefit Pension Plan
We maintain two company-sponsored defined benefit plans applicable to a portion of salaried past and present team members, which are closed to future accrual.
Net Periodic (Benefit) Cost
Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Interest cost	$8.4	$5.6	$16.8	$13.2
Expected return on plan assets	(10.8)	(6.2)	(21.7)	(14.4)
Net periodic benefit	$(2.4)	$(0.6)	$(4.9)	$(1.2)
During the six months ended June 30, 2025, funding of pension plans was $7.9 million. For the remainder of 2025, we estimate approximately $4.0 million of cash contributions.
NOTE 10. EQUITY
Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board and related to shares withheld as part of the vesting of RSUs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	14

On March 4, 2025, our Board approved an additional $350 million repurchase authorization of our common stock.
This authorization is in addition to the amount previously authorized by the Board for repurchase. Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2025		Cumulative Repurchases as of June 30, 2025
	Shares	Average Price[1]	Shares	Average Price
Share Repurchase Authorization	790,775	$316.44	9,067,788	$201.95
1Price excludes excise taxes imposed under the Inflation Reduction Act of $1.4 million for the six months ended June 30,
2025.
As of June 30, 2025, we had $568.8 million available for repurchases pursuant to our share repurchase authorizations from our Board in 2025 and prior years.
In addition, during 2025, we repurchased 36,466 shares at an average price of $357.26 per share, for a total of
$13.0 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board.
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
Because these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.
There were no changes to our valuation techniques during the six-month period ended June 30, 2025.
Below are our assets and liabilities that are measured at fair value:

	As of June 30, 2025				As of December 31, 2024
(In millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recorded at fair value
Marketable securities
Restricted cash - collections	$100.7	$100.7	$—	$—	$97.6	$97.6	$—	$—
Restricted cash - reserve	33.7	33.7	—	—	30.7	30.7	—	—
Total money market funds	$134.4	$134.4	$—	$—	$128.3	$128.3	$—	$—

Equity securities	$2.2	$2.2	$—	$—	$2.2	$2.2	$—	$—

U.S. Treasury	$18.6	$18.6	$—	$—	$20.2	$20.2	$—	$—
Municipal debt	8.7	—	8.7	—	10.0	—	10.0	—
Corporate debt	22.5	—	22.5	—	20.9	—	20.9	—
Total debt securities	$49.8	$18.6	$31.2	$—	$51.1	$20.2	$30.9	$—

Equity Method Investment
PINE.L	$135.9	$135.9	$—	$—	$100.0	$100.0	$—	$—

Derivatives
Derivative assets	$2.2	$—	$2.2	$—	$4.5	$—	$4.5	$—
Derivative liabilities	2.2	—	2.2	—	4.5	—	4.5	—

Recorded at historical value
Fixed rate debt [1]
4.625% Senior notes due 2027	$400.0	$395.0	$—	$—	$400.0	$385.0	$—	$—
4.375% Senior notes due 2031	550.0	522.5	—	—	550.0	500.5	—	—
3.875% Senior notes due 2029	800.0	762.0	—	—	800.0	732.0	—	—
Non-recourse notes payable	2,042.0	—	2,052.9	—	2,109.3	—	2,115.7	—
Real estate mortgages and other debt	670.5	—	660.3	—	698.0	—	701.3	—
1Excluding unamortized debt issuance costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	16

NOTE 12. ACQUISITIONS
In the first six months of 2025, we completed the following acquisitions:
•In January 2025, Stohlman Subaru in Virginia.
•In March 2025, Elk Grove Subaru in California.
•In June 2025, Collierville Mercedes-Benz in Tennessee.
•In June 2025, Jackson Mercedes-Benz in Mississippi.
The acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.
Revenue and operating income contributed by the 2025 acquisitions subsequent to the date of acquisition were as follows (in millions):

Six Months Ended June 30,	2025
Revenue	$61.9
Operating income	3.5
The following tables summarize the consideration paid for the 2025 acquisitions and the PPA for identified assets acquired and liabilities assumed as of the acquisition date:

(In millions)	Consideration
Cash paid, net of cash acquired	$278.6
Total consideration transferred	$278.6

(In millions)	Assets Acquired and Liabilities Assumed
Inventories, net	$62.8
Property and equipment	62.0
Operating lease right-of-use assets	0.2
Other assets	153.9
Operating lease liabilities	(0.2)
Other liabilities and deferred revenue	(0.1)
Total net assets acquired and liabilities assumed	$278.6
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
In the three and six-month periods ended June 30, 2025, we recorded $0.1 million and $0.3 million in acquisition-
related expenses as a component of SG&A expense. Comparatively, we recorded $1.8 million and $9.5 million of acquisition-related expenses in the same periods of 2024.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and six-month periods ended June 30, 2025 and 2024 had occurred on January 1, 2024:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	17

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Revenue	$9,624.7	$9,318.8	$18,868.7	$17,960.8
Net income attributable to Lithia Motors, Inc.	260.1	219.5	473.5	387.0
Basic EPS attributable to Lithia Motors, Inc. common stockholders	10.04	8.07	18.13	14.14
Diluted EPS attributable to Lithia Motors, Inc. common stockholders	10.02	8.06	18.10	14.12

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
dilutive effect of unvested RSU awards and employee stock purchases.
The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net income attributable to Lithia Motors, Inc.	$256.1	$214.2	$465.6	$376.7

Weighted average common shares outstanding – basic	25.9	27.2	26.1	27.4
Effect of employee stock purchases and restricted stock units on weighted average common shares outstanding	—	—	0.1	—
Weighted average common shares outstanding – diluted	25.9	27.2	26.2	27.4

Basic EPS attributable to Lithia Motors, Inc. common stockholders	$9.89	$7.88	$17.83	$13.77
Diluted EPS attributable to Lithia Motors, Inc. common stockholders	$9.87	$7.87	$17.80	$13.75
The effect of antidilutive securities on common stock was evaluated for the three and six-month periods ended
June 30, 2025 and 2024 and was determined to be immaterial.
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
The reportable segments identified above represent our business activities for which discrete financial information is available and for which operating results are regularly provided and reviewed by our CODM to allocate resources and assess performance. Our CODM is our Chief Executive Officer. The CODM assesses segment performance using segment income, which is measured as net segment profit before taxes on a U.S. GAAP basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	18

Total asset information by segment is not regularly provided to our CODM or utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented below. Certain financing operations asset information including total managed receivables are used by the financing operations segment manager to manage operations and are included in various reports regularly provided to our CODM. See
Note 4 – Finance Receivables.
Certain financial information on a segment basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Vehicle operations
Total revenue	$9,583.0	$9,231.8	$18,761.2	$17,793.6

Total gross profit	1,485.1	1,423.9	2,895.4	2,759.1
Floor plan interest expense	(55.0)	(76.6)	(112.0)	(137.3)
Personnel expense	(546.6)	(537.2)	(1,060.7)	(1,056.2)
Rent and facility expense	(181.2)	(177.3)	(363.6)	(346.2)
Advertising expense	(72.4)	(69.7)	(142.3)	(136.6)
Other vehicle operations expenses[1]	(276.7)	(268.5)	(555.0)	(503.7)
Vehicle operations income	353.2	294.6	661.9	579.0

Financing Operations
Interest and fee income	98.8	83.8	193.2	161.1
Interest expense	(49.8)	(47.0)	(97.9)	(94.8)
Total interest margin	49.0	36.8	95.3	66.3
Lease income	23.7	20.5	44.2	35.6
Lease costs	(18.6)	(18.8)	(35.4)	(29.5)
Lease income, net	5.1	1.7	8.8	6.1
Provision expense	(21.2)	(20.2)	(46.7)	(45.2)
Other financing operations expenses[2]	(12.8)	(11.1)	(24.8)	(21.8)
Financing operations income	20.1	7.2	32.6	5.4

Total segment income for reportable segments	373.3	301.8	694.4	584.4

Corporate and other[3]	62.2	77.5	154.2	133.3
Depreciation and amortization	(65.2)	(62.3)	(129.0)	(120.0)
Other interest expense	(66.7)	(61.2)	(132.2)	(124.8)
Other income, net	48.5	27.0	49.3	30.4
Income before income taxes	$352.1	$282.8	$636.7	$503.3
(1)Other vehicle operations expenses includes management fees, data processing fees, outside services fees, insurance expense, office and other supplies expense, banking expense, and certain overhead expenses.
(2)Other financing operations expenses includes personnel expense, data processing fees, outside services fees, expenses attributable to underwriting, funding, and loan servicing, and certain overhead expenses.
(3)Corporate and other includes management fee income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	19

The following tables present revenue and long-lived assets (all non-current assets except goodwill, franchise value, and other intangible assets) by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Revenue from external customers:
United States	$7,489.2	$7,109.4	$14,560.9	$13,866.8
United Kingdom	1,749.4	1,798.7	3,599.5	3,360.8
Canada	344.4	323.7	600.8	566.0
Total revenue from external customers	$9,583.0	$9,231.8	$18,761.2	$17,793.6

(In millions)	June 30, 2025	December 31, 2024
Long-lived assets, net:
United States	$10,412.9	$9,575.9
United Kingdom	1,341.0	1,397.1
Canada	453.6	439.6
Total long-lived assets	$12,207.5	11,412.6
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
Overview
Lithia and Driveway (NYSE: LAD) is the largest global automotive retailer providing an array of products and services throughout the vehicle ownership lifecycle. Simple, convenient and transparent experiences are offered through our comprehensive network of physical locations, e-commerce platforms, captive finance solutions, fleet management offerings, and other synergistic adjacencies. We have delivered consistent profitable growth in a massive and unconsolidated industry. Our highly diversified and competitively differentiated design provides us the flexibility and scale to pursue our vision to modernize personal transportation solutions wherever, whenever and however consumers desire. As of June 30, 2025, we operated 448 locations representing 52 brands in the United
States, the United Kingdom, and Canada.
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
Driving operational excellence, innovation and diversification
LAD builds magnetic customer loyalty across our 448 stores, our Driveway and GreenCars e-commerce platforms, and our entire omnichannel ecosystem by focusing on convenient and transparent experiences supported by proprietary data science. Our entrepreneurial model that emphasizes personal accountability for our team powers efficient operations and allows dynamic responsiveness to each of our local markets. Our best-in-class performance management reporting provides the foundation to enable high-performing teams to drive our platform’s full potential.
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
Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology and adjacencies that expand and diversify our business model. In the current market of elevated acquisition pricing, we have adjusted our free cash flow deployment strategy. Under current conditions, including recent trends in our stock price, we may consider repurchases as a more attractive use of funds than acquisitions. Our current free cash flow deployment strategy includes an allocation of 25% to 35% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 40% to 50% in shareholder return in the form of dividends and share repurchases based on current valuation trends in acquisitions relative to stock price performance. During the first six months of 2025, we utilized $148.8 million for capital expenditures investing in our existing business, paid $28.2 million in dividends, and $263.3 million in share repurchases. As of June 30, 2025, we had available liquidity of approximately $1.3 billion, which was comprised of $202.8 million in unrestricted cash, $52.1 million in marketable securities, and $1.0 billion availability on our credit facilities.
Financial Performance
We experienced growth of revenue in 2025 compared to 2024, primarily driven by increases in volume related to acquisitions. Total gross profit grew in 2025 compared to 2024, primarily driven by acquisition growth and supported by same store increases in aftersales and F&I. New vehicle retail gross profit decreased compared to 2024 due to continued normalization of margins. Net income grew in 2025 compared to 2024, primarily as a result of our increase in total gross profit and financing operations, while remaining diligent in managing SG&A costs, reducing our total SG&A as a % of gross profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

Vehicle Operations
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per unit values)	2025	2024	Change	2025	2024	Change
Revenues
New vehicle retail	$4,498.4	$4,403.7	2.2%	$8,878.6	$8,417.8	5.5%
Used vehicle retail	3,094.8	2,986.0	3.6	6,013.9	5,786.8	3.9
Finance and insurance	373.8	360.9	3.6	738.1	701.5	5.2
Aftersales	1,023.4	950.7	7.6	2,002.5	1,863.5	7.5
Total revenues	9,583.0	9,231.8	3.8	18,761.2	17,793.6	5.4

Gross profit
New vehicle retail	$299.5	$320.8	(6.6) %	$576.9	$616.1	(6.4) %
Used vehicle retail	208.4	195.6	6.5	398.2	378.2	5.3
Finance and insurance	373.8	360.9	3.6	738.1	701.5	5.2
Aftersales	590.3	529.4	11.5	1,151.8	1,031.4	11.7
Total gross profit	1,485.1	1,423.9	4.3	2,895.4	2,759.1	4.9

Gross profit margins
New vehicle retail	6.7%	7.3%	(60) bps	6.5%	7.3%	(80) bps
Used vehicle retail	6.7	6.5	20	6.6	6.5	10
Finance and insurance	100.0	100.0	—	100.0	100.0	—
Aftersales	57.7	55.7	200	57.5	55.3	220
Total gross profit margin	15.5	15.4	10	15.4	15.5	(10)

Retail units sold
New vehicles	94,144	92,508	1.8%	186,134	178,191	4.5%
Used vehicles	109,053	109,249	(0.2)	216,379	211,685	2.2

Average selling price per retail unit
New vehicles	$47,782	$47,603	0.4%	$47,700	$47,240	1.0%
Used vehicles	28,379	27,332	3.8	27,793	27,337	1.7

Average gross profit per retail unit
New vehicles	$3,181	$3,467	(8.2)%	$3,099	$3,457	(10.4)%
Used vehicles	1,911	1,790	6.8	1,840	1,787	3.0
Finance and insurance	1,840	1,789	2.9	1,834	1,799	1.9
Total vehicle [1]	4,322	4,351	(0.7)	4,244	4,348	(2.4)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2024 would be included in same store operating data beginning in June 2025, after its first complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the month of June for both comparable periods.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per unit values)	2025	2024	Change	2025	2024	Change
Revenues
New vehicle retail	$4,383.9	$4,299.6	2.0%	$8,504.1	$8,208.1	3.6%
Used vehicle retail	3,019.7	2,835.0	6.5	5,648.8	5,499.0	2.7
Finance and insurance	366.0	350.4	4.5	708.7	682.5	3.8
Aftersales	998.0	919.5	8.5	1,902.4	1,804.3	5.4
Total revenues	9,345.2	8,974.1	4.1	17,816.7	17,258.4	3.2

Gross profit
New vehicle retail	$291.9	$311.6	(6.3) %	$552.2	$599.1	(7.8) %
Used vehicle retail	203.1	195.1	4.1	382.4	374.7	2.1
Finance and insurance	366.0	350.4	4.5	708.7	682.5	3.8
Aftersales	576.6	515.1	11.9	1,100.4	1,003.0	9.7
Total gross profit	1,451.6	1,389.8	4.4	2,772.2	2,691.4	3.0

Gross profit margins
New vehicle retail	6.7%	7.2%	(50) bps	6.5%	7.3%	(80) bps
Used vehicle retail	6.7	6.9	(20)	6.8	6.8	—
Finance and insurance	100.0	100.0	—	100.0	100.0	—
Aftersales	57.8	56.0	180	57.8	55.6	220
Total gross profit margin	15.5	15.5	—	15.6	15.6	—

Retail units sold
New vehicles	91,947	90,179	2.0%	178,132	173,716	2.5%
Used vehicles	106,894	102,875	3.9	202,766	199,460	1.7

Average selling price per retail unit
New vehicles	$47,679	$47,679	— %	$47,740	$47,250	1.0%
Used vehicles	28,249	27,558	2.5	27,859	27,569	1.1

Average gross profit per retail unit
New vehicles	$3,175	$3,455	(8.1)%	$3,100	$3,449	(10.1)%
Used vehicles	1,900	1,897	0.2	1,886	1,879	0.4
Finance and insurance	1,841	1,815	1.4	1,860	1,829	1.7
Total vehicle [1]	4,318	4,446	(2.9)	4,302	4,440	(3.1)
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

Q2 2025 vs. Q2 2024
New vehicle revenue for the three months ended June 30, 2025 increased 2.2% compared to the same period of
2024, driven by same store performance. Same store new vehicle revenue increased 2.0% due to an increase in unit volume of 2.0%.
Same store new vehicle gross profit per unit decreased 8.1%, driven by a decrease in new vehicle gross profit margins of 50 bps. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $196 to $5,312.
YTD 2025 vs. YTD 2024
New vehicle retail revenue for the six months ended June 30, 2025 increased 5.5% compared to the same period of
2024, primarily due to same store performance and supported by acquisition activity. Same store new vehicle retail revenue increased 3.6% due to an increase in unit volume of 2.5% and an increase in average selling prices of
1.0%.
Same store new vehicle retail gross profit per unit decreased 10.1%, driven by a decrease in new vehicle retail gross profit margins of 80 bps. Total same store new vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of new retail vehicles, decreased $303 to $5,231.
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
Q2 2025 vs. Q2 2024
Used vehicle revenue for the three months ended June 30, 2025 increased 3.6% compared to the same period of
2024 driven by same store performance and supported by acquisition activity. On a same store basis, used vehicle revenue increased 6.5% due to an increase in unit volume of 3.9% and an increase in average selling prices of
2.5%.
Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, decreased $18 to $3,486.
YTD 2025 vs. YTD 2024
Used vehicle retail revenue for the six months ended June 30, 2025 increased 3.9% compared to the same period of 2024 driven by same store performance and supported by acquisition activity. On a same store basis, used vehicle retail sales increased 2.7% due to an increase in unit volume of 1.7% and an increase in average selling prices of 1.1%. Total same store used vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of used retail vehicles, increased $25 to $3,508.
Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which promotes continued engagement with the consumer throughout the ownership lifecycle.
Q2 2025 vs. Q2 2024
Total finance and insurance income increased 3.6% in the three months ended June 30, 2025 compared to the same period of 2024, driven by same store performance and supported by acquisition activity. Same store finance and insurance revenues increased 4.5%. On a same store basis, our finance and insurance revenue per retail unit increased $25 to $1,841.

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

YTD 2025 vs. YTD 2024
Total finance and insurance income increased 5.2% in the six months ended June 30, 2025 compared to the same period of 2024, driven by same store performance and supported by acquisition activity. Same store finance and insurance revenues increased 3.8%. On a same store basis, our finance and insurance revenue per retail unit increased $31 to $1,860.
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
Q2 2025 vs. Q2 2024
Our aftersales revenue increased 7.6% in the three months ended June 30, 2025 compared to the same period of
2024, driven by same store performance and supported by acquisition activity.
We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. Customer pay revenue accounted for the largest share of our same-store aftersales revenue, representing
56.3% of the total.
Same store aftersales gross profit increased 11.9%. This increase was primarily due to increased volumes of warranty and customer pay transactions. Overall same store aftersales gross margins increased 180 bps, primarily as a result of increased customer pay gross margin of 260 bps.
YTD 2025 vs. YTD 2024
Our aftersales revenue increased 7.5% in the six months ended June 30, 2025 compared to the same period of
2024, driven by same store performance and supported by acquisition activity. Same store warranty revenues saw a
20.0% increase compared to the prior year.
Same store aftersales gross profit increased 9.7%. This increase was primarily due to increased volumes of warranty transactions. Overall same store aftersales gross margins increased 220 bps, primarily as a result of increased warranty gross margins of 120 bps and increase customer pay margins of 320 bps.
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
interest expense associated with the debt utilized to fund the lending, including internal capital, a provision for estimated loan and lease losses, depreciation on vehicles leased via operating leases, and directly-related expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

Selected Financing Operations Financial Information

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2025	% (1)	2024	% (1)	2025	% [1]	2024	% [1]
Interest and fee income	$98.8	9.2	$83.8	9.3	$193.2	9.3	$161.1	9.1
Interest expense	(49.8)	(4.7)	(47.0)	(5.2)	(97.9)	(4.7)	(94.8)	(5.4)
Total interest margin	49.0	4.6	36.8	4.1	95.3	4.6	66.3	3.8
Lease income	23.7		20.5		44.2		35.6
Lease costs	(18.6)		(18.8)		(35.4)		(29.5)
Lease income, net	5.1		1.7		8.8		6.1
Provision expense	(21.2)	(2.0)	(20.2)	(2.2)	(46.7)	(2.2)	(45.2)	(2.6)
Other financing operations expenses	(12.8)	(1.2)	(11.1)	(1.2)	(24.8)	(1.2)	(21.8)	(1.2)
Finance operations income	$20.1		$7.2		$32.6		$5.4

Total average managed finance receivables	$4,287.6		$3,632.0		$4,196.6		$3,544.2
1Annualized percentage of total average managed finance receivables.
DFC Portfolio Information1

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Loan origination information
Net loans originated	$730.5	$561.5	$1,353.4	$1,054.3
Vehicle units financed	23,581	19,030	44,425	36,249
Total penetration rate [2]	14.8%	12.4%	14.2%	12.0%
Weighted average contract rate	8.7%	9.9%	8.9%	10.0%
Weighted average credit score [3]	747	738	746	737
Weighted average FE LTV [4]	95.4%	95.6%	95.0%	95.4%
Weighted average term (in months)	73	72	72	72

Loan performance information
Allowance for loan losses as a percentage of ending managed receivables	3.1%	3.2%	3.1%	3.2%
Net credit losses on managed receivables	$13.3	$15.1	$33.5	$34.4
Annualized net credit losses as a percentage of total average managed receivables	1.3%	1.8%	1.7%	2.0%
Past due accounts as a percentage of ending managed receivables [5]	4.6%	4.7%	4.7%	4.8%
Average recovery rate [6]	47.8%	45.6%	47.8%	45.6%
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
Q2 2025 vs. Q2 2024
Financing operations recorded higher income in the three months ended June 30, 2025 compared to the same period of 2024, primarily due to the increased interest income resulting from the growth of the portfolio and a decreased cost of funds, which collectively expanded total interest margin to 4.6%.
Loan originations increased in the three months ended June 30, 2025 compared to the same period of 2024, and our penetration rate increased due to increased engagement with our stores. The weighted average contract rate of loans originated in the three months ended June 30, 2025 decreased to 8.7%, compared with 9.9% in the same period of 2024, primarily due to our maintaining competitive pricing following Federal Reserve rate cuts. The decrease in annualized net charge-offs of past due accounts as a percentage of ending managed receivables

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

compared to the prior year reflects the increased credit quality of the portfolio as well as improved execution of our collateral management team.
YTD 2025 vs. YTD 2024
Financing operations recorded higher income in the six months ended June 30, 2025 compared to the same period of 2024, primarily due to increased interest income resulting from the growth of the portfolio and a decreased cost of funds, resulting in an expansion of total interest margin to 4.6%.
The weighted average contract rate on loans originated in the six months ended June 30, 2025 decreased to 8.9%, compared with 10.0% in the same period of 2024 as we decreased rates to maintain competitiveness following
Federal Reserve rate cuts. The decrease in provision expense as a percentage of receivables compared to the prior year reflected the increased credit quality of the portfolio as well as a decrease in the percentage of ending managed receivables constituted by the allowance for loan losses. Other financing operations expenses as a percentage of average managed receivables was flat with the same period of 2024 despite significant portfolio growth, reflecting improved operational performance and economies of scale.
Operating Expenses
Selling, General and Administrative Expense
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.
Q2 2025 vs. Q2 2024

	Three Months Ended June 30,		Increase	% Increase
($ in millions)	2025	2024
Personnel	$641.0	$623.5	$17.5	2.8%
Rent and facility costs	99.5	93.8	5.7	6.1
Advertising	64.0	62.7	1.3	2.1
Other	210.2	195.2	15.0	7.7
Total SG&A	$1,014.7	$975.2	$39.5	4.1%

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2025	2024
Personnel	43.2%	43.8%	(60)bps
Rent and facility costs	6.7	6.6	10
Advertising	4.3	4.4	(10)
Other	14.1	13.7	40
Total SG&A	68.3%	68.5%	(20)bps
SG&A as a percentage of gross profit was 68.3% for the three months ended June 30, 2025 compared to 68.5% for the same period of 2024, driven by improvements in personnel and advertising costs relative to gross profit. SG&A expense increased 4.1%, driven by increases in all areas due to acquisition activity.
On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 67.4%
compared to 66.4% for the same period of 2024. The increase was primarily related to SG&A growth outpacing gross profit growth in the period.
YTD 2025 vs. YTD 2024

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Personnel	$1,248.4	$1,225.9	$22.5	1.8%
Rent and facility costs	198.6	182.9	15.7	8.6
Advertising	125.3	126.1	(0.8)	(0.6)
Other	395.1	374.6	20.5	5.5
Total SG&A	$1,967.4	$1,909.5	$57.9	3.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2025	2024
Personnel	43.1%	44.4%	(130)bps
Rent and facility costs	6.9	6.6	30
Advertising	4.3	4.6	(30)
Other	13.6	13.6	—
Total SG&A	67.9%	69.2%	(130)bps
SG&A as a percentage of gross profit was 67.9% for the six months ended June 30, 2025 compared to 69.2% for the same period of 2024, driven by improvements in personnel and advertising costs relative to gross profit. Total
SG&A expense increased 3.0%, driven by increases in all areas excluding advertising, primarily as a result of our acquisition activity.
On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 67.3%
compared to 67.4% for the same period of 2024. The decrease was related to gross profit growth outpacing SG&A growth in the period.
SG&A expense adjusted for non-core charges was as follows:
Q2 2025 vs. Q2 2024

	Three Months Ended June 30,		Increase	% Increase
($ in millions)	2025	2024
Personnel	$641.0	$623.5	$17.5	2.8%
Rent and facility costs	99.5	93.8	5.7	6.1
Advertising	64.0	62.7	1.3	2.1
Adjusted other	200.5	187.3	13.2	7.0
Adjusted total SG&A	$1,005.0	$967.3	$37.7	3.9%

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2025	2024
Personnel	43.2%	43.8%	(60)bps
Rent and facility costs	6.7	6.6	10
Advertising	4.3	4.4	(10)
Adjusted other	13.5	13.1	40
Adjusted total SG&A	67.7%	67.9%	(20)bps
Adjusted SG&A for the three months ended June 30, 2025 excludes a $7.2 million net loss on store disposals,
$2.4 million in storm insurance charges, and $0.1 million in acquisition-related expenses.
Adjusted SG&A for the three months ended June 30, 2024 excludes $6.1 million in storm insurance charges, and
$1.8 million in acquisition-related expenses.
YTD 2025 vs. YTD 2024

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Personnel	$1,248.4	$1,225.9	$22.5	1.8%
Rent and facility costs	198.6	182.9	15.7	8.6%
Advertising	125.3	126.1	(0.8)	(0.6)%
Adjusted other	394.2	359.0	35.2	9.8%
Adjusted total SG&A	$1,966.5	$1,893.9	$72.6	3.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2025	2024
Personnel	43.1%	44.4%	(130)bps
Rent and facility costs	6.9	6.6	30
Advertising	4.3	4.6	(30)
Adjusted other	13.6	13.0	60
Adjusted total SG&A	67.9%	68.6%	(70)bps
Adjusted SG&A for the six months ended June 30, 2025 excludes $2.8 million in storm insurance charges and
$0.3 million in acquisition-related expenses, partially offset by a $2.2 million net gain on store disposals.
Adjusted SG&A for the six months ended June 30, 2024 excludes $9.5 million in acquisition-related expenses and
$6.1 million in storm insurance charges.
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
plan assistance is a useful measure of the efficiency of our vehicle sales relative to stocking levels.
Shown below are the details for carrying costs for vehicles net of floor plan assistance earned:
Q2 2025 vs. Q2 2024

	Three Months Ended June 30,			%
($ in millions)	2025	2024	Change	Change
Floor plan interest expense	$55.0	$76.6	$(21.6)	(28.2)%
Floor plan assistance (included as an offset to cost of sales)	(43.5)	(42.8)	(0.7)	(1.6)
Net vehicle carrying costs	$11.5	$33.8	$(22.3)	(66.0)
Floor plan interest expense decreased $21.6 million in the three months ended June 30, 2025 compared to the same period of 2024 due to a decrease in interest rates and average new inventory levels.
YTD 2025 vs. YTD 2024

	Six Months Ended June 30,			%
($ in millions)	2025	2024	Change	Change
Floor plan interest expense	$112.0	$137.3	$(25.3)	(18.4)%
Floor plan assistance (included as an offset to cost of sales)	(82.5)	(83.2)	0.7	0.8
Net vehicle carrying costs	$29.5	$54.1	$(24.6)	(45.5)
Floor plan interest expense decreased $25.3 million in the six months ended June 30, 2025 compared to the same period of 2024 due to a decrease in interest rates and average new inventory levels.
Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.
Q2 2025 vs. Q2 2024

	Three Months Ended June 30,		Increase	% Increase
($ in millions)	2025	2024
Depreciation and amortization	$65.2	$62.3	$2.9	4.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

YTD 2025 vs. YTD 2024

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2025	2024
Depreciation and amortization	$129.0	$120.0	$9.0	7.5%
Acquisition activity contributed to the increases in depreciation and amortization in 2025 compared to 2024. We acquired $79.4 million of depreciable property as part of our acquisition activity over the trailing twelve-months ended June 30, 2025. For the six months ended June 30, 2025, we invested $148.8 million in capital expenditures.
These investments increased the amount of depreciation expense in the six months ended June 30, 2025. See the discussion under Liquidity and Capital Resources for additional information.
Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:
Q2 2025 vs. Q2 2024

	Three Months Ended June 30,
	2025	2024
Operating margin	4.4%	4.3%
Operating margin adjusted for non-core charges [1]	4.5%	4.3%
1See Non-GAAP Reconciliations for more details.
Operating margin increased 10 bps in the three months ended June 30, 2025 compared to the same period in 2024, primarily due to increased gross profit of 4.3% and improved profitability of our Financing Operations, partially offset by increased SG&A of 4.1%
YTD 2025 vs. YTD 2024

	Six Months Ended June 30,
	2025	2024
Operating margin	4.4%	4.1%
Operating margin adjusted for non-core charges [1]	4.4%	4.2%
1See Non-GAAP Reconciliations for more details.
Operating margin increased 30 bps in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to increased gross profit of 4.9% and improved profitability of our Financing Operations, partially offset by increased SG&A of 3.0%.
Non-Operating Expenses
Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, used and service loaner vehicle inventory financing commitments, and revolving lines of credit.
Q2 2025 vs. Q2 2024

	Three Months Ended June 30,		Increase	% Increase
($ in millions)	2025	2024
Senior notes interest	$19.0	$19.0	$—	—%
Mortgage interest	14.1	12.2	1.9	15.6
Other interest	36.1	31.0	5.1	16.5
Capitalized interest	(2.5)	(1.0)	1.5	NM
Total other interest expense	$66.7	$61.2	$5.5	9.0%
Other interest expense for the three months ended June 30, 2025 increased $5.5 million related to increased borrowings on our warehouse facilities compared to the same period of 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

YTD 2025 vs. YTD 2024

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2025	2024
Senior notes interest	$38.0	$38.0	$—	—%
Mortgage interest	28.5	23.5	5.0	21.3
Other interest	70.1	65.5	4.6	7.0
Capitalized interest	(4.4)	(2.2)	2.2	NM
Total other interest expense	$132.2	$124.8	$7.4	5.9%
Other interest expense for the six months ended June 30, 2025 increased $7.4 million related to increased borrowings on our warehouse facilities compared to the same period of 2024.
Other Income, net
Q2 2025 vs. Q2 2024

	Three Months Ended June 30,		Increase	% Increase
($ in millions)	2025	2024
Pinewood Investment	$37.1	$29.7	$7.4	24.9%
Foreign currency remeasurement	5.3	(2.0)	7.3	NM
Net pension benefit	2.4	0.6	1.8	300.0%
Miscellaneous	6.1	(0.7)	6.8	NM
Other income, net	$48.5	$27.0	$21.5	79.6%
Other income, net in the three months ended June 30, 2025 increased $21.5 million compared to the same period of 2024, primarily as a result of equity method investment income from our investment in Pinewood Technologies
Group PLC and foreign currency exchange gains.
YTD 2025 vs. YTD 2024

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2025	2024
Pinewood Investment	$30.9	$29.7	1.2	4.0
Foreign currency remeasurement	5.1	(7.5)	12.6	NM
Net pension benefit	4.6	1.2	3.4	283.3
Miscellaneous	8.7	7.0	1.7	24.3
Other income, net	$49.3	$30.4	$18.9	62.2%
Other income, net in the six months ended June 30, 2025 increased $18.9 million compared to the same period of
2024, primarily as a result of foreign currency exchange gains.
Income Tax Provision
Our effective income tax rate was as follows:

	Six Months Ended June 30,
	2025	2024
Effective income tax rate	26.3%	24.2%
Effective income tax rate excluding non-core items [1]	26.0%	25.3%
1See Non-GAAP Reconciliations for more details.

Our effective income tax rate for the six months ended June 30, 2025 compared to last year was negatively affected by a decrease in general business credits, tax basis differences on divested assets, and an increase in valuation allowance. Excluding non-core charges and acquired general business credits, we estimate our annual effective income tax rate to be 26.6%.
Non-GAAP Reconciliations
Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

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
The following tables reconcile certain reported non-GAAP measures, which we refer to as “adjusted,” to the most comparable GAAP measure from our Consolidated Statements of Operations.

	Three Months Ended June 30, 2025
($ in millions, except per share amounts)	As reported	Net loss on disposal of stores	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$1,014.7	$(7.2)	$(2.4)	$(0.1)	$—	$1,005.0
Operating income	425.3	7.2	2.4	0.1	—	435.0

Income before income taxes	$352.1	$7.2	$2.4	$0.1	$—	$361.8
Income tax (provision) benefit	(93.9)	1.8	(0.6)	—	(1.3)	(94.0)
Net income (loss)	258.2	9.0	1.8	0.1	(1.3)	267.8
Net income attributable to NCI	(2.1)	—	—	—	—	(2.1)
Net income (loss) attributable to Lithia Motors, Inc.	$256.1	$9.0	$1.8	$0.1	$(1.3)	$265.7

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$9.87	$0.35	$0.07	$—	$(0.05)	$10.24
Diluted share count	25.9

	Three Months Ended June 30, 2024
($ in millions, except per share amounts)	As reported	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$975.2	$(6.1)	$(1.8)	—	$967.3
Operating income	393.6	6.1	1.8	—	401.5

Income before income taxes	$282.8	$6.1	$1.8	$—	$290.7
Income tax (provision) benefit	(66.2)	(1.6)	1.3	(7.6)	(74.1)
Net income (loss)	216.6	4.5	3.1	(7.6)	216.6
Net loss attributable to NCI	(1.0)	—	—	—	(1.0)
Net income attributable to redeemable NCI	(1.4)	—	—	—	(1.4)
Net income (loss) attributable to Lithia Motors, Inc.	$214.2	$4.5	$3.1	$(7.6)	$214.2

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$7.87	$0.17	$0.11	$(0.28)	$7.87
Diluted share count	27.2

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

	Six Months Ended June 30, 2025
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$1,967.4	$2.2	$(2.8)	$(0.3)	$—	$1,966.5
Operating income (loss)	831.6	(2.2)	2.8	0.3	—	832.5

Income (loss) before income taxes	$636.7	$(2.2)	$2.8	$0.3	$—	$637.6
Income tax (provision) benefit	(167.3)	4.3	(0.7)	(0.1)	(2.3)	(166.1)
Net income (loss)	469.4	2.1	2.1	0.2	(2.3)	471.5
Net income attributable to NCI	(3.8)	—	—	—	—	(3.8)
Net income (loss) attributable to Lithia Motors, Inc.	$465.6	$2.1	$2.1	$0.2	$(2.3)	$467.7

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$17.80	$0.08	$0.08	$0.01	$(0.09)	$17.88
Diluted share count	26.2

	Six Months Ended June 30, 2024
($ in millions, except per share amounts)	As reported	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$1,909.5	$(6.1)	$(9.5)	$—	$1,893.9
Operating income	735.0	6.1	9.5	—	750.6

Income before income taxes	$503.3	$6.1	$9.5	$—	$518.9
Income tax provision	(121.8)	(1.6)	(0.3)	(7.6)	(131.3)
Net income	381.5	4.5	9.2	(7.6)	387.6
Net income attributable to NCI	(2.5)	—	—	—	(2.5)
Net income attributable to redeemable NCI	(2.3)	—	—	—	(2.3)
Net income (loss) attributable to Lithia Motors, Inc.	$376.7	$4.5	$9.2	$(7.6)	$382.8

Diluted earnings per share attributable to Lithia Motors, Inc.	$13.75	$0.17	$0.33	$(0.28)	$13.97
Diluted share count	27.4
Liquidity and Capital Resources
We manage our liquidity and capital resources in the context of our overall business strategy, continually forecasting and managing our cash, working capital balances and capital structure in a way that we believe will meet the short-
term and long-term obligations of our business while maintaining liquidity and financial flexibility. Our current free cash flow deployment strategy includes an allocation of 25% to 35% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 40% to 50% in shareholder return in the form of dividends and share repurchases based on current valuation trends in acquisitions relative to stock price performance.
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
one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

MANAGEMENT’S DISCUSSION AND ANALYSIS	35

Available Sources
Below is a summary of our immediately available funds:

($ in millions)	June 30, 2025	December 31, 2024	Change	% Change
Cash and cash equivalents	$202.8	$225.1	$(22.3)	(9.9)%
Marketable securities	52.1	53.4	(1.3)	(2.4)
Available credit on credit facilities	1,034.4	1,075.3	(40.9)	(3.8)
Total current available funds	$1,289.3	$1,353.8	$(64.5)	(4.8)%
Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Six Months Ended June 30,		Change
(In millions)	2025	2024	in Cash Flow
Net cash provided by operating activities	$331.4	$144.0	$187.4
Net cash used in investing activities	(315.5)	(1,515.1)	1,199.6
Net cash (used in) provided by financing activities	(13.5)	1,117.6	(1,131.1)
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2025 increased $187.4 million compared to the same period of 2024, primarily related to changes in inventories, net income, and other long-term liabilities and deferred revenue, partially offset by changes in floor plan notes payable, accrued liabilities, and finance receivables compared to the same period of 2024.

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

	Six Months Ended June 30,		Change
(In millions)	2025	2024	in Cash Flow
Net cash provided by operating activities – as reported	$331.4	$144.0	$187.4
Adjust: Net (repayments) borrowings on floor plan notes payable, non-trade	(141.2)	444.5	(585.7)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(45.6)	(22.7)	(22.9)
Adjust: Financing receivables activity	432.1	386.9	45.2
Net cash provided by operating activities – adjusted	$576.7	$952.7	$(376.0)
Investing Activities
Net cash used in investing activities totaled $0.3 billion and $1.5 billion, respectively, for the six months ended
June 30, 2025 and 2024.

Below are highlights of significant activity related to our cash flows from investing activities:

	Six Months Ended June 30,		Change
(In millions)	2025	2024	in Cash Flow
Capital expenditures	$(148.8)	$(209.7)	$60.9
Cash paid for acquisitions, net of cash acquired	(278.6)	(1,169.5)	890.9
Net cash for other investments	(10.4)	(146.8)	136.4
Proceeds from sales of stores	104.4	6.9	97.5

MANAGEMENT’S DISCUSSION AND ANALYSIS	36

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
Capital expenditures for the six months ended June 30, 2025, compared to the same period of 2024 were lower for existing facility purchases, maintenance, new operations purchases and improvements, and information technology, and higher in existing operations improvements.
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

	Six Months Ended June 30,
($ in millions)	2025	2024
Number of locations acquired	4	142

Cash paid for acquisitions, net of cash acquired	$(278.6)	$(1,169.5)
Add: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	45.6	22.7
Cash paid for acquisitions, net of cash acquired – adjusted	$(233.0)	$(1,146.8)

MANAGEMENT’S DISCUSSION AND ANALYSIS	37

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.
Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing
Operations segment was as follows:

	Six Months Ended June 30,		Change
(In millions)	2025	2024	in Cash Flow
Cash (used in) provided by financing activities, as reported	$(13.5)	$1,117.6	$(1,131.1)
Less: Net repayments (borrowings) on floor plan notes payable: non-trade	141.2	(444.5)	585.7
Less: Net repayments (borrowings) on non-recourse notes payable	67.4	(320.2)	387.6
Cash provided by financing activities, as adjusted	$195.1	$352.9	$(157.8)
Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade, which are discussed above:

	Six Months Ended June 30,		Change
(In millions)	2025	2024	in Cash Flow
Net borrowings on lines of credit	$587.6	$458.7	$128.9
Principal payments on long-term debt and finance lease liabilities, other	(15.4)	(15.1)	(0.3)
Proceeds from issuance of long-term debt	—	179.8	(179.8)
Principal payments on non-recourse notes payable	(631.4)	(418.8)	(212.6)
Proceeds from the issuance of non-recourse notes payable	564.0	739.0	(175.0)
Proceeds from issuance of common stock	13.6	13.8	(0.2)
Repurchase of common stock	(263.3)	(217.2)	(46.1)
Dividends paid	(28.2)	(28.2)	—
Equity Transactions
Over the last several years, our Board has authorized the repurchase of up to $2.4 billion of our Common Stock. We repurchased a total of 827,241 shares of our Common Stock at an average price of $318.24 in the first six months of 2025, consisting of 36,466 related to tax withholding on vesting RSUs, and 790,775 related to our repurchase authorizations. As of June 30, 2025, we had $568.8 million remaining available for repurchases and the authorizations do not have expiration dates.
In the first six months of 2025, we declared and paid dividends on our Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2025	$0.53	$13.9
May 2025	$0.55	$14.3

We evaluate performance and make a recommendation to the Board on dividend payments on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	38

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of June 30, 2025
(In millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$2,724.7	$—	1
Floor plan notes payable	2,163.3	—
Used and service loaner vehicle inventory financing commitments	1,011.3	29.9	2
Revolving lines of credit	1,792.1	978.1	2, 3
Warehouse facilities	1,241.0	26.4
Non-recourse notes payable	2,042.0	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Real estate mortgages, finance lease obligations, and other debt	986.4	—
Unamortized debt issuance costs	(20.6)	—	4
Total debt, net	$13,690.2	$1,034.4
1As of June 30, 2025, we had a $2.8 billion new vehicle floor plan commitment as part of our US Bank syndicated credit facility, and a $500 million CAD wholesale floorplan commitment as part of our Bank of Nova Scotia syndicated credit facility.
2The amount available on these credit facilities are limited based on borrowing base calculations and fluctuates monthly.
3Available credit is based on the borrowing base amount effective as of May 31, 2025. This amount is reduced by $25.0 million for outstanding letters of credit.
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

39

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2025:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plans (in thousands)[1]
April	122,008	$282.14	122,008	$652,891
May	181,167	312.39	181,079	596,322
June	84,268	326.80	84,268	568,783
Total	387,443	306.00	387,355
1On June 4, 2024, our Board approved an additional $350 million repurchase authorization of our common stock and in
March 2025, our Board again approved an additional $350 million repurchase authorization of our common stock. These authorizations were in addition to the amount previously authorized by the Board for repurchase. There are no expiration dates for the share repurchase authorizations.
2Of the shares repurchased in the second quarter of 2025, 88 shares were related to tax withholding upon the vesting of
RSUs.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the second quarter of 2025.

40

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

41

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2025	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer