Form 10-Q
period 2025-09-30
LITHIA MOTORS INC
filed 2025-10-24
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 24, 2025, there were 24,250,030 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

GLOSSARY	1

GLOSSARY OF DEFINITIONS
The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
AFS	Available-for-sale
ASC	Accounting Standards Codification
ASU	Accounting standards update
Board	Board of directors
BPS	Basis points
CAD	Canadian Dollar ($)
CPO	Certified pre-owned
DFC	Driveway Finance Corporation
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GBP	Great Britain Pound (£)
JPM	JPMorgan Chase Bank, N.A.
LAD	Lithia and Driveway
Mizuho	Mizuho Bank, Ltd.
NCI	Non-controlling interest
NM	Not meaningful
NYSE	New York Stock Exchange
PINE.L	Pinewood Technologies Group PLC
PPA	Purchase price allocation
RSU	Restricted stock units
SEC	Securities and Exchange Commission
SG&A	Selling, general, and administrative
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
U.K.	United Kingdom
U.S.	United States of America
USB	US Bank National Association
YTD	Year-to-date

CONSOLIDATED FINANCIAL STATEMENTS	2

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$417.1	$402.2
Accounts receivable, net of allowance for doubtful accounts of $6.7 and $2.3	1,212.8	1,237.0
Inventories, net	5,941.7	5,911.7
Other current assets	354.3	223.0
Total current assets	7,925.9	7,773.9

Property and equipment, net of accumulated depreciation of $957.9 and $825.5	4,784.0	4,629.9
Operating lease right-of-use assets	629.9	658.7
Finance receivables, net of allowance for estimated losses of $139.8 and $123.4	4,544.9	3,868.2
Goodwill	2,440.1	2,115.5
Franchise value	2,771.8	2,550.3
Other non-current assets	1,422.5	1,526.1
Total assets	$24,519.1	$23,122.6

Liabilities and equity
Current liabilities:
Floor plan notes payable	$1,964.1	$2,055.1
Floor plan notes payable: non-trade	2,904.8	2,848.0
Current maturities of long-term debt	58.1	134.0
Current maturities of non-recourse notes payable	49.8	58.1
Trade payables	336.7	333.7
Accrued liabilities	1,212.5	1,122.2
Total current liabilities	6,526.0	6,551.1

Long-term debt, less current maturities	6,965.8	6,119.3
Non-recourse notes payable, less current maturities	2,195.9	2,051.2
Deferred revenue	543.3	414.2
Deferred income taxes	530.6	397.1
Non-current operating lease liabilities	583.2	596.5
Other long-term liabilities	380.7	319.1
Total liabilities	17,725.5	16,448.5

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 24.4 and 26.4	165.4	793.1
Additional paid-in capital	122.6	107.2
Accumulated other comprehensive income (loss)	86.6	(3.6)
Retained earnings	6,394.1	5,753.5
Total stockholders’ equity - Lithia Motors, Inc.	6,768.7	6,650.2
Non-controlling interest	24.9	23.9
Total equity	6,793.6	6,674.1
Total liabilities, non-controlling interest, and equity	$24,519.1	$23,122.6
 See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts; Unaudited)	2025	2024	2025	2024
Revenues
New vehicle retail	$4,630.3	$4,430.0	$13,508.9	$12,847.9
Used vehicle retail	3,096.3	2,843.3	9,110.2	8,630.1
Used vehicle wholesale	367.0	390.9	1,081.1	1,018.1
Finance and insurance	378.6	360.4	1,116.8	1,061.9
Aftersales	1,037.1	1,012.8	3,039.6	2,876.3
Fleet and other	166.5	183.6	580.5	580.4
Total revenues	9,675.8	9,221.0	28,437.1	27,014.7
Cost of sales
New vehicle retail	4,353.6	4,123.6	12,655.3	11,925.4
Used vehicle retail	2,902.9	2,654.4	8,518.6	8,062.9
Used vehicle wholesale	371.5	393.0	1,090.6	1,020.7
Aftersales	432.6	453.0	1,283.3	1,285.1
Fleet and other	149.2	166.6	527.8	531.1
Total cost of sales	8,209.8	7,790.6	24,075.6	22,825.2
Gross profit	1,466.0	1,430.4	4,361.5	4,189.5

Finance operations income (loss)	19.1	(1.4)	51.7	4.1

Selling, general and administrative	998.0	943.6	2,965.3	2,853.0
Depreciation and amortization	65.5	63.5	194.6	183.6
Operating profit	421.6	421.9	1,253.3	1,157.0
Floor plan interest expense	(57.8)	(76.6)	(169.8)	(214.0)
Other interest expense, net	(68.3)	(64.5)	(200.5)	(189.3)
Other (expense) income, net	(13.3)	5.1	35.9	35.4
Income before income taxes	282.2	285.9	918.9	789.1
Income tax provision	(63.6)	(64.8)	(230.9)	(186.5)
Net income	218.6	221.1	688.0	602.6
Net income attributable to non-controlling interest	(1.5)	(1.2)	(5.3)	(3.8)
Net income attributable to redeemable non-controlling interest	—	(12.6)	—	(14.8)
Net income attributable to Lithia Motors, Inc.	$217.1	$207.3	$682.7	$584.0

Basic earnings per share attributable to Lithia Motors, Inc. common stockholders	$8.63	$7.75	$26.47	$21.50
Shares used in basic per share calculations	25.2	26.7	25.8	27.2

Diluted earnings per share attributable to Lithia Motors, Inc. common stockholders	$8.61	$7.73	$26.42	$21.47
Shares used in diluted per share calculations	25.2	26.8	25.8	27.2

Cash dividends paid per share	$0.55	$0.53	$1.63	$1.56
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; Unaudited)	2025	2024	2025	2024
Net income	$218.6	$221.1	$688.0	$602.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(30.2)	71.6	89.1	54.6
Unrealized gain on debt securities, net of tax provision of $(0.0), $(0.3), $(0.2), and $(0.2), respectively	0.2	1.2	0.7	0.7
Unrealized gain on cash flow hedges, net of tax provision of $—, $—, $(0.1) and $—, respectively	—	—	0.4	—
Total other comprehensive (loss) income, net of tax	(30.0)	72.8	90.2	55.3
Comprehensive income	188.6	293.9	778.2	657.9

Comprehensive income attributable to non-controlling interest	(1.5)	(1.2)	(5.3)	(3.8)
Comprehensive income attributable to redeemable non- controlling interest	—	(12.6)	—	(14.8)
Comprehensive income attributable to Lithia Motors, Inc.	$187.1	$280.1	$772.9	$639.3
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	5

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON- CONTROLLING INTEREST
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; Unaudited)	2025	2024	2025	2024
Total equity, beginning balances	$7,011.0	$6,392.4	$6,674.1	$6,238.9

Common stock, beginning balances	568.8	924.0	793.1	1,100.6
Stock-based compensation	1.6	1.5	29.7	29.7
Issuance of stock in connection with employee stock purchase plans	7.6	7.4	21.0	21.2
Repurchase of common stock, including excise tax	(412.6)	(54.6)	(678.4)	(273.2)
Common stock, ending balances	165.4	878.3	165.4	878.3

Additional paid-in capital, beginning balances	110.2	79.5	107.2	79.9
Stock-based compensation	12.4	14.8	15.4	14.4
Additional paid-in capital, ending balances	122.6	94.3	122.6	94.3

Accumulated other comprehensive income (loss), beginning balances	116.6	2.6	(3.6)	20.1
Foreign currency translation adjustment	(30.2)	71.6	89.1	54.6
Unrealized gain on debt securities, net of tax provision of $(0.0), $(0.3), $(0.2), and $(0.2), respectively	0.2	1.2	0.7	0.7
Unrealized gain on cash flow hedges, net of tax provision of $—, $—, $(0.1), and $—, respectively	—	—	0.4	—
Accumulated other comprehensive income, ending balances	86.6	75.4	86.6	75.4

Retained earnings, beginning balances	6,190.9	5,361.8	5,753.5	5,013.3
Net income attributable to Lithia Motors, Inc.	217.1	207.3	682.7	584.0
Dividends paid	(13.9)	(14.2)	(42.1)	(42.4)
Retained earnings, ending balances	6,394.1	5,554.9	6,394.1	5,554.9

Non-controlling interest, beginning balances	24.5	24.5	23.9	25.0
Distribution of non-controlling interest	(1.1)	(2.2)	(4.3)	(5.3)
Net income attributable to non-controlling interest	1.5	1.2	5.3	3.8
Non-controlling interest, ending balances	24.9	23.5	24.9	23.5

Total equity, ending balances	$6,793.6	$6,626.4	$6,793.6	$6,626.4

Redeemable non-controlling interest, beginning balances	$—	$46.2	$—	$44.0
Distribution of redeemable non-controlling interest	—	(0.1)	—	(0.1)
Net income attributable to redeemable non-controlling interest	—	12.6	—	14.8
Redemption of redeemable non-controlling interest	—	(58.7)	—	(58.7)
Redeemable non-controlling interest, ending balances	$—	$—	$—	$—
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	6

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
(In millions; Unaudited)	2025	2024
Cash flows from operating activities:
Net income	$688.0	$602.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239.5	219.7
Stock-based compensation	45.1	44.1
Net loss on disposal of other assets	3.9	3.8
Net gain on disposal of stores	(17.7)	(0.3)
Unrealized investment gain, net	(12.1)	(27.6)
Deferred income taxes	102.6	86.9
Amortization of operating lease right-of-use assets	67.2	70.6
Decrease (increase) (net of acquisitions and dispositions):
Accounts receivable, net	55.5	44.7
Inventories	44.8	(324.3)
Finance receivables	(671.3)	(524.2)
Other assets	(263.8)	(115.2)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	(151.0)	325.0
Trade payables	(7.4)	(26.7)
Accrued liabilities	52.8	(6.2)
Other long-term liabilities and deferred revenue	56.9	(9.6)
Net cash provided by operating activities	233.0	363.3
Cash flows from investing activities:
Capital expenditures	(257.7)	(271.9)
Proceeds from sales of assets	30.5	5.3
Net cash used for other investments	(12.7)	(329.1)
Cash paid for acquisitions, net of cash acquired	(417.6)	(1,247.0)
Proceeds from sales of stores	178.1	21.9
Net cash used in investing activities	(479.4)	(1,820.8)
Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	73.3	280.1
Borrowings on lines of credit	11,707.1	10,325.4
Repayments on lines of credit	(11,575.1)	(9,627.0)
Principal payments on long-term debt and finance lease liabilities, scheduled	(29.6)	(29.0)
Principal payments on long-term debt and finance lease liabilities, other	(15.7)	(48.2)
Proceeds from issuance of long-term debt	741.0	279.5
Principal payments on non-recourse notes payable	(959.0)	(661.6)
Proceeds from issuance of non-recourse notes payable	1,095.3	739.0
Payment of debt issuance costs	(11.7)	(7.6)
Proceeds from issuance of common stock	21.0	21.2
Repurchase of common stock	(662.3)	(273.2)
Dividends paid	(42.1)	(42.4)
Payment of contingent consideration related to acquisitions	(9.4)	(12.0)
Other financing activity	(68.3)	(64.0)
Net cash provided by financing activities	264.5	880.2
Effect of exchange rate changes on cash, restricted cash, and cash equivalents	4.7	3.9
Increase (decrease) in cash, restricted cash, and cash equivalents	22.8	(573.4)
Cash, restricted cash, and cash equivalents at beginning of year	445.8	972.0
Cash, restricted cash, and cash equivalents at end of period	$468.6	$398.6
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Nine Months Ended September 30,
(In millions)	2025	2024
Reconciliation of cash, restricted cash, and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$206.5	$209.8
Restricted cash from collections on auto loans receivable and customer deposits	210.6	149.7
Cash, restricted cash, and cash equivalents	417.1	359.5
Restricted cash on deposit in reserve accounts, included in other non-current assets	51.5	39.1
Total cash, restricted cash, and cash equivalents reported in the Consolidated Statements of Cash Flows	$468.6	$398.6

Supplemental cash flow information:
Cash paid during the period for interest	$524.7	$546.5
Cash paid during the period for income taxes, net	137.9	149.8
Debt paid in connection with store disposals	40.8	13.1

Non-cash activities:
Debt assumed in connection with acquisitions	$—	$868.1
Acquisition of finance leases in connection with acquisitions	—	22.7
Right-of-use assets obtained in exchange for lease liabilities	30.8	310.7
Unsettled repurchases of common stock and excise taxes	16.1	—
See accompanying condensed notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation
These Consolidated Financial Statements contain unaudited information as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2024 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2024, is derived from our Annual Report on Form 10-K filed with the SEC on
February 24, 2025. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
In accordance with FASB ASC 250, Accounting Changes and Error Corrections, we corrected this error by retrospectively restating the affected prior periods in this Form 10-Q.
The following tables summarize the impact of the correction on our Consolidated Balance Sheet and Consolidated
Statement of Operations.

	December 31, 2024
(In millions)	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Other current assets	$221.3	$1.7	$223.0
Total current assets	7,772.2	1.7	7,773.9
Finance receivables, net	3,875.2	(7.0)	3,868.2
Total assets	23,127.9	(5.3)	23,122.6
Retained earnings	5,758.8	(5.3)	5,753.5
Total stockholders’ equity - Lithia Motors, Inc.	6,655.5	(5.3)	6,650.2
Total equity	6,679.4	(5.3)	6,674.1
Total liabilities, non-controlling interest, and equity	23,127.9	(5.3)	23,122.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9

	For the Three Months Ended September 30, 2024
(in millions, except per share amounts)	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Financing operations income (loss)	$0.9	$(2.3)	$(1.4)
Operating profit	424.2	(2.3)	421.9
Income before income taxes	288.2	(2.3)	285.9
Income tax provision	(65.3)	0.5	(64.8)
Net income	222.9	(1.8)	221.1
Net income attributable to Lithia Motors, Inc.	209.1	(1.8)	207.3
Basic earnings per share attributable to Lithia Motors, Inc.	$7.82	$(0.07)	$7.75
Diluted earnings per share attributable to Lithia Motors, Inc.	$7.80	$(0.07)	$7.73

	For the Nine Months Ended September 30, 2024
(in millions, except per share amounts)	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Financing operations income	$6.4	$(2.3)	$4.1
Operating profit	1,159.3	(2.3)	1,157.0
Income before income taxes	791.4	(2.3)	789.1
Income tax provision	(187.0)	0.5	(186.5)
Net income	604.4	(1.8)	602.6
Net income attributable to Lithia Motors, Inc.	585.8	(1.8)	584.0
Basic earnings per share attributable to Lithia Motors, Inc.	$21.57	$(0.07)	$21.50
Diluted earnings per share attributable to Lithia Motors, Inc.	$21.54	$(0.07)	$21.47
NOTE 2. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
Contracts in transit	$437.2	$497.4
Trade receivables	166.2	166.5
Vehicle receivables	258.7	243.7
Manufacturer receivables	338.0	306.3
Other receivables, current	19.4	25.4
	1,219.5	1,239.3
Less: Allowance for doubtful accounts	(6.7)	(2.3)
Total accounts receivable, net	$1,212.8	$1,237.0
The long-term portion of other receivables was included as a component of Other non-current assets in the
Consolidated Balance Sheets.
NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE
The components of inventories, net, consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
New vehicles	$3,453.1	$3,555.3
Used vehicles	2,227.8	2,085.6
Parts and accessories	260.8	270.8
Total inventories	$5,941.7	$5,911.7
Vehicle inventory costs are generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

(In millions)	September 30, 2025	December 31, 2024
Floor plan notes payable	$1,964.1	$2,055.1
Floor plan notes payable: non-trade	2,904.8	2,848.0
Total floor plan debt	$4,868.9	$4,903.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10

NOTE 4. FINANCE RECEIVABLES
Interest income on finance receivables is recognized based on the contractual terms of each receivable and is accrued until repayment, reaching non-accrual status, charge-off, or repossession. Direct costs associated with originations are capitalized and expensed as an offset to interest income when recognized on the receivables.
The balances of finance receivables are made up of loans and finance leases secured by the related vehicles. More than 99% of the portfolio is aged less than 60 days past due with less than 1% on non-accrual status.
Finance Receivables, net

(In millions)	September 30, 2025	December 31, 2024
Asset-backed term funding	$2,757.3	$2,604.9
Warehouse facilities	1,514.8	1,052.0
Other managed receivables	389.5	314.2
Total finance receivables	4,661.6	3,971.1
Accrued interest and fees	23.1	20.5
Less: Allowance for credit losses	(139.8)	(123.4)
Finance receivables, net	$4,544.9	$3,868.2
Finance Receivables by FICO Score

	As of September 30, 2025
	Year of Origination
($ in millions)	2025	2024	2023	2022	2021	Prior to 2021	Total
<599	$35.9	$39.2	$26.2	$14.1	$5.8	$0.6	$121.8
600-699	490.1	410.0	284.2	200.5	54.7	4.3	1,443.8
700-774	612.7	423.3	287.2	194.3	24.6	1.7	1,543.8
775+	614.8	379.4	224.8	118.4	5.7	0.5	1,343.6
Total auto loan receivables	$1,753.5	$1,251.9	$822.4	$527.3	$90.8	$7.1	4,453.0
Other finance receivables [1]							208.6
Total finance receivables							$4,661.6

		As of December 31, 2024
		Year of Origination
($ in millions)	2024	2023	2022	2021	2020	Total
<599	$53.0	$39.7	$22.4	$9.9	$1.4	$126.4
600-699	534.1	406.2	298.8	90.2	8.3	1,337.6
700-774	560.2	402.5	284.9	39.5	3.2	1,290.3
775+	528.1	324.9	176.6	9.1	1.3	1,040.0
Total auto loan receivables	$1,675.4	$1,173.3	$782.7	$148.7	$14.2	3,794.3
Other finance receivables [1]						176.8
Total finance receivables						$3,971.1
1Includes legacy portfolio, loans that are originated with no FICO score available, lease receivables, and deferred origination fees.
In accordance with FASB ASC Topic 326, the allowance for credit losses on finance receivables is estimated based on our historical write-off experience, current conditions and forecasts, as well as the value of any underlying assets securing these receivables. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11

Rollforward of Allowance for Credit Losses on Finance Receivables
Our allowance for credit losses on finance receivables represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for credit losses on finance receivables consisted of the following changes during the period:

	Nine Months Ended September 30,
(In millions)	2025	2024
Allowance at beginning of period	$123.4	$106.4
Charge-offs	(120.1)	(106.8)
Recoveries	64.5	44.2
Sold loans	—	(0.3)
Provision expense	72.5	77.0
Currency translation	(0.5)	—
Allowance at end of period	$139.8	$120.5
Charge-off Activity by Year of Origination

	Nine Months Ended September 30,
(In millions)	2025	2024
2025	$6.0	$—
2024	37.1	5.3
2023	38.3	45.4
2022	26.7	39.5
2021	7.6	13.6
2020 and prior	0.4	1.2
Other finance receivables [1]	4.0	1.8
Total charge-offs	$120.1	$106.8
1Includes legacy portfolio, loans that are originated with no FICO score available, and finance lease receivables.
NOTE 5. GOODWILL AND FRANCHISE VALUE
The changes in the carrying amounts of goodwill are as follows:

(In millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2023	$1,913.0	$17.6	$1,930.6
Adjustments to purchase price allocations [2]	47.7	—	47.7
Additions through acquisitions [1]	167.0	—	167.0
Reductions through disposals	(22.1)	—	(22.1)
Currency translation	(6.3)	(1.4)	(7.7)
Balance as of December 31, 2024	2,099.3	16.2	2,115.5
Additions through acquisitions[3]	347.9	—	347.9
Reductions through disposals	(39.2)	—	(39.2)
Currency translation	15.4	0.5	15.9
Balance as of September 30, 2025	$2,423.4	$16.7	$2,440.1
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
3Our PPA for a portion of the 2024 acquisitions were finalized in 2025. As a result, we added $347.9 million of goodwill. Our
PPA for the remainder of the 2024 acquisitions and 2025 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 –
Acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	12

The changes in the carrying amounts of franchise value are as follows:

(In millions)	Franchise Value
Balance as of December 31, 2023	$2,402.2
Additions through acquisitions [1]	172.5
Reductions through divestitures	(9.5)
Currency translation	(14.9)
Balance as of December 31, 2024	2,550.3
Additions through acquisitions [2]	218.0
Reductions through divestitures	(16.3)
Currency translation	19.8
Balance as of September 30, 2025	$2,771.8
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
NOTE 6. INVESTMENTS
Marketable Securities
As of September 30, 2025 and December 31, 2024, marketable equity securities recorded within other current assets in the Consolidated Balance Sheets were $2.4 million and $2.2 million, respectively. Net unrealized gains recognized during the nine months ended September 30, 2025 and 2024 on marketable equity securities held at the reporting date were $0.2 million and $0.3 million, respectively.
Marketable debt securities accounted for as AFS, and recorded within Other current assets in the Consolidated
Balance Sheets, were as follows:

	As of September 30, 2025
					Fair Value of Securities with Contractual Maturities
(In millions)	Amortized Cost	Total Net Gains[1]	Total Net Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$21.3	$0.2	$—	$21.5	$3.7	$14.3	$3.5
Municipal securities	8.9	0.2	—	9.1	—	7.5	1.6
Corporate debt	21.7	0.3	—	22.0	5.0	12.3	4.7
Total	$51.9	$0.7	$—	$52.6	$8.7	$34.1	$9.8

	As of December 31, 2024
					Fair Value of Securities with Contractual Maturities
(In millions)	Amortized Cost	Total Net Gains[1]	Total Net Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$20.4	$—	$(0.2)	$20.2	$3.4	$13.8	$3.1
Municipal securities	10.0	—	—	10.0	1.5	7.0	1.5
Corporate debt	21.0	—	(0.1)	20.9	4.2	13.7	2.9
Total	$51.4	$—	$(0.3)	$51.1	$9.1	$34.5	$7.5
1Represents total unrealized losses for securities with net gains (losses) in accumulated other comprehensive income.
Proceeds from the maturity of AFS debt securities were $2.0 million and $8.2 million for the three and nine-months ended September 30, 2025. There were no gross realized gains or losses on the maturity of AFS debt securities for the three and nine-months ended September 30, 2025 and 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	13

Equity Method Investments
Our common stock voting interests in Pinewood Technologies, PLC (PINE.L), a U.K.-based automotive dealership management system provider, increased from 25.50% to 31.95% in July 2025. The investment is accounted for as an equity method investment. The investment is measured at fair value based on quoted market prices, and all fair market value changes in the investment are recorded as unrealized gains or losses as a component of Other
(expense) income, net in the Consolidated Statements of Operations. The fair value of our investment was $205.1 million and $100.0 million  as of September 30, 2025 and December 31, 2024, respectively. See Note 11 – Fair
Value Measurements.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contract Liabilities
Contract liabilities include self-insured maintenance and warranty contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $629.0 million and $410.4 million as of
September 30, 2025, and December 31, 2024, respectively; and we recognized $50.6 million and $129.3 million of revenue in the three and nine months ended September 30, 2025 related to our contract liability balance at
December 31, 2024. Our contract liability balance is included in Accrued liabilities and Deferred revenue on the
Consolidated Balance Sheets.
Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.
NOTE 8. DEBT
Credit Facilities
US Bank Syndicated Credit Facility
On August 6, 2025, we amended our existing syndicated credit facility (USB credit facility), now comprised of 20 financial institutions, including seven manufacturer-affiliated finance companies, maturing February 23, 2029. The amendment increased the total financing commitment and the amount to which the commitment could be further expanded.
This USB credit facility provides for a total financing commitment of $6.5 billion, which may be further expanded, subject to lender approval and the satisfaction of other conditions, up to a total of $7.0 billion. The allocation of the financing commitment is for up to $3.0 billion in new vehicle inventory floorplan financing, up to $900 million in used vehicle inventory floorplan financing, up to $100 million in service loaner vehicle floorplan financing, and up to
$2.5 billion in revolving financing for general corporate purposes, including acquisitions and working capital. We have the option to reallocate the commitments under this USB credit facility, provided that the aggregate revolving loan commitment may not be more than 50% of the amount of the aggregate commitment, and the aggregate service loaner vehicle floorplan commitment may not be more than the 3% of the amount of the aggregate commitment. All borrowings from, and repayments to, our lending group are presented in the Consolidated
Statements of Cash Flows as part of "Net cash provided by financing activities”.
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
The interest rate on the USB credit facility varies based on the type of debt, with the rate of one-day SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.10% for new vehicle floor plan financing, 1.40% for used vehicle floor plan financing, 1.20% for service loaner floor plan financing, and a variable interest rate on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	14

revolving financing ranging from 1.00% to 2.00% depending on our leverage ratio. The annual interest rates associated with our commitments are as follows:

Commitment	Annual Interest Rate at September 30, 2025
New vehicle floor plan	5.44%
Used vehicle floor plan	5.74%
Service loaner floor plan	5.54%
Revolving line of credit	5.59%
Bank of America Revolving Credit Facility
On April 1, 2025, we amended our revolving credit facility agreement with Bank of America. The amendment extended the maturity date to February 22, 2029 and increased the commitment to £150.0 million GBP. The interest rate on the working capital line of credit is measured based on the Sterling Overnight Index Average (SONIA) plus
1.45%.
Mizuho Warehouse Facility
On August 1, 2025, we amended our securitization facility for our auto loan portfolio (Mizuho warehouse facility), with Mizuho Bank Ltd., as administrative agent and account bank, providing initial commitments for borrowings of up to $1.0 billion. The Mizuho warehouse facility matures on July 30, 2027. The interest rate on the Mizuho warehouse facility varies based on the Daily Simple SOFR rate plus 0.85%.
Non-Recourse Notes Payable
In 2025, we issued $1.1 billion in non-recourse notes payable related to asset-backed term funding transactions.
Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of September 30, 2025	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
LAD Auto Receivables Trust 2021-1 Class A-D	$14.6	$344.4	11/24/21	3.99% to 3.99%	Various dates through Nov 2029
LAD Auto Receivables Trust 2022-1 Class A-C	40.6	298.1	08/17/22	5.21% to 6.85%	Various dates through Apr 2030
LAD Auto Receivables Trust 2023-1 Class A-D	92.5	479.7	02/14/23	5.48% to 7.30%	Various dates through Jun 2030
LAD Auto Receivables Trust 2023-2 Class A-D	141.7	556.7	05/24/23	5.42% to 6.30%	Various dates through Feb 2031
LAD Auto Receivables Trust 2023-3 Class A-D	135.6	415.4	08/23/23	5.95% to 6.92%	Various dates through Dec 2030
LAD Auto Receivables Trust 2023-4 Class A-D	157.4	421.2	11/15/23	6.10% to 7.37%	Various dates through Apr 2031
LAD Auto Receivables Trust 2024-1 Class A-D	144.1	329.4	02/14/24	5.17% to 6.15%	Various dates through Jun 2031
LAD Auto Receivables Trust 2024-2 Class A-D	220.1	$409.6	06/20/24	5.46% to 6.37%	Various dates through Oct 2031
LAD Auto Receivables Trust 2024-3 Class A-D	388.1	$614.9	11/15/24	4.52% to 5.18%	Various dates through Feb 2032
LAD Auto Receivables Trust 2025-1 Class A-D	$417.9	$564.0	02/12/25	4.60% to 5.52%	Various dates through May 2032
LAD Auto Receivables Trust 2025-2 Class A-D	493.1	$531.3	08/13/25	4.25% to 5.01%	Various dates through Dec 2032
Total non-recourse notes payable	$2,245.7	$4,964.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	15

Senior Notes
On September 10, 2025, we issued $600.0 million in aggregate principal of 5.500% senior notes due 2030 to persons reasonably believed to be qualified institutional buyers under Rule 144A of the Securities Act and to non-
U.S. persons outside the United States in reliance on Regulation S under the Securities Act. Interest accrues on the notes from September 10, 2025 and is payable semiannually on April 1 and October 1. The first interest payment will be paid on April 1, 2026. We may redeem the notes in whole or in part at any time on or after October 1, 2027.
We may also redeem up to 40% of the aggregate principal amount of the notes (including any additional notes) with funds in an aggregate amount up to the net cash proceeds of certain equity offerings completed before October 1,
2027, at a redemption price equal to 105.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Below is a summary of outstanding senior notes issued:

($ in millions)	Principal Amount	Earliest Redemption Date	% Redeemable on September 30, 2025	Current Redemption Price	Maturity Date	Interest Payment Dates
4.625% Senior notes due 2027	$400.0	12/15/22	100%	101.156%	12/15/27	Jun 15, Dec 15
3.875% Senior notes due 2029	800.0	06/01/24	100%	101.938%	06/01/29	Jun 1, Dec 1
5.500% Senior notes due 2030	600.0	10/01/27	40%	105.500%	10/01/30	Apr 1, Oct 1
4.375% Senior notes due 2031	550.0	10/15/25	40%	104.375%	01/15/31	Jan 15, Jul 15
Total senior notes	$2,350.0
NOTE 9. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
Company-Sponsored Defined Benefit Pension Plan
We maintain two company-sponsored defined benefit plans applicable to a portion of salaried past and present team members, which are closed to future accrual.
Net Periodic (Benefit) Cost
Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest cost	$8.4	$7.8	$25.2	$21.5
Expected return on plan assets	(10.8)	(8.5)	(32.3)	(23.4)
Net periodic benefit	$(2.4)	$(0.7)	$(7.1)	$(1.9)
During the nine months ended September 30, 2025, funding of pension plans was $9.9 million. For the remainder of
2025, we estimate approximately $2.0 million of cash contributions.
NOTE 10. EQUITY
Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board and related to shares withheld as part of the vesting of RSUs.
In March 2025, our Board approved an additional $350 million repurchase authorization of our common stock, and in August 2025, our Board again approved an additional $750 million repurchase authorization of our common stock. These authorizations were in addition to the amounts previously authorized by the Board for repurchase.
Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2025		Cumulative Repurchases as of September 30, 2025
	Shares	Average Price[1]	Shares	Average Price
Share Repurchase Authorization	2,102,524	$313.41	10,379,537	$215.80
1Price excludes excise taxes imposed under the Inflation Reduction Act of $6.1 million for the nine months ended
September 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	16

As of September 30, 2025, we had $910.1 million available for repurchases pursuant to our share repurchase authorizations from our Board in 2025 and prior years.
In addition, during 2025, we repurchased 36,590 shares at an average price of $357.09 per share, for a total of
$13.1 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board.
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
cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, and cost of capital, for which we utilize certain market participant-based assumptions we believe to be reasonable. We estimate the value of other long-lived assets that are recorded at fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	17

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
Because these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.
There were no changes to our valuation techniques during the nine-month period ended September 30, 2025.
Below are our assets and liabilities that are measured at fair value:

	As of September 30, 2025				As of December 31, 2024
(In millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recorded at fair value
Marketable securities
Restricted cash - collections	$114.8	$114.8	$—	$—	$97.6	$97.6	$—	$—
Restricted cash - reserve	36.4	36.4	—	—	30.7	30.7	—	—
Total money market funds	$151.2	$151.2	$—	$—	$128.3	$128.3	$—	$—

Equity securities	$2.4	$2.4	$—	$—	$2.2	$2.2	$—	$—

U.S. Treasury	$21.5	$21.5	$—	$—	$20.2	$20.2	$—	$—
Municipal debt	9.1	—	9.1	—	10.0	—	10.0	—
Corporate debt	22.0	—	22.0	—	20.9	—	20.9	—
Total debt securities	$52.6	$21.5	$31.1	$—	$51.1	$20.2	$30.9	$—

Equity Method Investment
PINE.L	$205.1	$205.1	$—	$—	$100.0	$100.0	$—	$—

Derivatives
Derivative assets	$1.3	$—	$1.3	$—	$4.5	$—	$4.5	$—
Derivative liabilities	1.3	—	1.3	—	4.5	—	4.5	—

Recorded at historical value
Fixed rate debt [1]
4.625% Senior notes due 2027	$400.0	$395.5	$—	$—	$400.0	$385.0	$—	$—
3.875% Senior notes due 2029	800.0	763.0	—	—	800.0	732.0	—	—
4.375% Senior notes due 2031	550.0	520.4	—	—	550.0	500.5	—	—
5.500% Senior notes due 2030	600.0	598.5	—	—	—		—	—
Non-recourse notes payable	2,245.7	—	2,260.3	—	2,109.3	—	2,115.7	—
Real estate mortgages and other debt	703.9	—	663.9	—	698.0	—	701.3	—
1Excluding unamortized debt issuance costs
NOTE 12. ACQUISITIONS
In the first nine months of 2025, we completed the following acquisitions:
•In January 2025, Stohlman Subaru in Virginia.
•In March 2025, Elk Grove Subaru in California.
•In June 2025, Collierville Mercedes-Benz in Tennessee.
•In June 2025, Jackson Mercedes-Benz in Mississippi.
•In August 2025, Manchester Renault and Dacia in the United Kingdom.
•In September 2025, Acura of Palm Beach and West Palm Beach Hyundai and Genesis in Florida.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	18

The acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.
Revenue and operating income contributed by the 2025 acquisitions subsequent to the date of acquisition were as follows (in millions):

Nine Months Ended September 30,	2025
Revenue	$149.0
Operating income	7.4
The following tables summarize the consideration paid for the 2025 acquisitions and the PPA for identified assets acquired and liabilities assumed as of the acquisition date:

(In millions)	Consideration
Cash paid, net of cash acquired	$417.6
Total consideration transferred	$417.6

(In millions)	Assets Acquired and Liabilities Assumed
Inventories, net	$82.4
Property and equipment	114.2
Operating lease right-of-use assets	0.4
Other assets	222.6
Operating lease liabilities	(0.4)
Other liabilities and deferred revenue	(1.6)
Total net assets acquired and liabilities assumed	$417.6
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
In the three and nine-month periods ended September 30, 2025, we recorded $15.9 million and $16.1 million in acquisition-related expenses as a component of SG&A expense. Comparatively, we recorded $0.2 million and $9.7 million of acquisition-related expenses in the same periods of 2024.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and nine-month periods ended September 30, 2025 and 2024 had occurred on January 1, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Revenue	$9,710.7	$9,356.8	$28,667.1	$27,403.0
Net income attributable to Lithia Motors, Inc.	219.1	224.8	693.8	612.9
Basic EPS attributable to Lithia Motors, Inc. common stockholders	8.71	8.41	26.89	22.57
Diluted EPS attributable to Lithia Motors, Inc. common stockholders	8.69	8.39	26.85	22.53

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: depreciation on a straight-line basis over the expected lives for property and equipment, accounting for inventory on a specific identification method, and recognition of interest expense for real estate financing related to stores where we purchased the facility. No nonrecurring proforma adjustments directly attributable to the acquisitions are included in the reported proforma revenues and earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	19

NOTE 13. EARNINGS PER SHARE
We calculate basic EPS by dividing net income attributable to Lithia Motors, Inc. by the weighted average number of common shares outstanding for the period, including vested RSU awards. Diluted EPS is calculated by dividing net income attributable to Lithia Motors, Inc. by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested RSU awards and employee stock purchases.
The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net income attributable to Lithia Motors, Inc.	$217.1	$207.3	$682.7	$584.0

Weighted average common shares outstanding – basic	25.2	26.7	25.8	27.2
Effect of employee stock purchases and restricted stock units on weighted average common shares outstanding	—	0.1	—	—
Weighted average common shares outstanding – diluted	25.2	26.8	25.8	27.2

Basic EPS attributable to Lithia Motors, Inc. common stockholders	$8.63	$7.75	$26.47	$21.50
Diluted EPS attributable to Lithia Motors, Inc. common stockholders	$8.61	$7.73	$26.42	$21.47
The effect of antidilutive securities on common stock was evaluated for the three and nine-month periods ended
September 30, 2025 and 2024 and was determined to be immaterial.
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
financing operations asset information including total managed receivables are used by the financing operations segment manager to manage operations and are included in various reports regularly provided to our CODM. See
Note 4 – Finance Receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	20

Certain financial information on a segment basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Vehicle operations
Total revenue	$9,675.8	$9,221.0	$28,437.1	$27,014.7

Total gross profit	1,466.0	1,430.4	4,361.5	4,189.5
Floor plan interest expense	(57.8)	(76.6)	(169.8)	(214.0)
Personnel expense	(539.6)	(505.2)	(1,600.3)	(1,552.8)
Rent and facility expense	(191.6)	(178.9)	(555.2)	(525.0)
Advertising expense	(72.7)	(69.9)	(214.9)	(206.5)
Other vehicle operations expenses[1]	(283.3)	(270.0)	(838.2)	(782.3)
Vehicle operations income	321.0	329.8	983.1	908.9

Financing Operations
Interest and fee income	104.9	88.8	298.0	249.9
Interest expense	(52.1)	(51.2)	(150.0)	(146.0)
Total interest margin	52.8	37.6	148.0	103.9
Lease income	23.4	25.6	67.7	61.2
Lease costs	(18.6)	(21.6)	(54.0)	(51.0)
Lease income, net	4.8	4.0	13.7	10.2
Provision expense	(25.8)	(31.8)	(72.5)	(77.0)
Other financing operations expenses[2]	(12.7)	(11.2)	(37.5)	(33.0)
Financing operations income (loss)	19.1	(1.4)	51.7	4.1

Total segment income for reportable segments	340.1	328.4	1,034.8	913.0

Corporate and other[3]	89.2	80.4	243.3	213.7
Depreciation and amortization	(65.5)	(63.5)	(194.6)	(183.6)
Other interest expense	(68.3)	(64.5)	(200.5)	(189.3)
Other (expense) income, net	(13.3)	5.2	35.9	35.4
Income before income taxes	$282.2	$285.9	$918.9	$789.1
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
(3)Corporate and other includes management fee income.
The following tables present revenue and long-lived assets (all non-current assets except goodwill, franchise value, and other intangible assets) by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Revenue from external customers:
United States	$7,681.7	$7,066.6	$22,242.7	$20,933.4
United Kingdom	1,716.0	1,859.3	5,315.5	5,220.2
Canada	278.1	295.1	878.9	861.1
Total revenue from external customers	$9,675.8	$9,221.0	$28,437.1	$27,014.7

(In millions)	September 30, 2025	December 31, 2024
Long-lived assets, net:
United States	$10,727.9	$10,124.3
United Kingdom	1,382.9	1,360.4
Canada	468.9	429.3
Total long-lived assets	$12,579.7	11,914.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	21

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
In November 2024, the FASB issued ASU 2024-03 related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation, and depreciation, which will provide investors the ability to better understand entity expenses and make their own judgments about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS	22

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
•The profitability of our strategy and growth
•Future market conditions, including anticipated car and other sales levels and gross profit levels and the supply of inventory
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
Overview
Lithia and Driveway (NYSE: LAD) is the largest global automotive retailer providing an array of products and services throughout the vehicle ownership lifecycle. Simple, convenient and transparent experiences are offered through our comprehensive network of physical locations, e-commerce platforms, captive finance solutions, fleet management offerings, and other synergistic adjacencies. We have delivered consistent profitable growth in a massive and unconsolidated industry. Our highly diversified and competitively differentiated design provides us the flexibility and scale to pursue our vision to modernize personal transportation solutions wherever, whenever and however consumers desire. As of September 30, 2025, we operated 447 locations representing 52 brands in the
United States, the United Kingdom, and Canada.

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

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
Driving operational excellence, innovation and diversification
LAD builds magnetic customer loyalty across our 447 stores, our Driveway and GreenCars e-commerce platforms, and our entire omnichannel ecosystem by focusing on convenient and transparent experiences supported by proprietary data science. Our entrepreneurial model that emphasizes personal accountability for our team powers efficient operations and allows dynamic responsiveness to each of our local markets. Our best-in-class performance management reporting provides the foundation to enable high-performing teams to drive our platform’s full potential.
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
focusing on accretive, cash flow positive targets at reasonable valuations. In addition to being financially accretive, acquisitions aim to drive network growth that improves our ability to serve customers through vast selection, greater density, easy access, and the ability to leverage national branding and advertising.

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

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
Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology and adjacencies that expand and diversify our business model. In the current market of elevated acquisition pricing, we have adjusted our free cash flow deployment strategy. Under current conditions, including recent trends in our stock price, we may consider repurchases as a more attractive use of funds than acquisitions. Our current free cash flow deployment strategy includes a target allocation of 25% to 35% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 40% to 50% in shareholder return in the form of dividends and share repurchases based on current valuation trends in acquisitions relative to stock price performance. During the first nine months of 2025, we utilized $257.7 million for capital expenditures investing in our existing business, paid $42.1 million in dividends, and
$662.3 million in share repurchases. As of September 30, 2025, we had available liquidity of approximately $1.9 billion, which was comprised of $206.5 million in unrestricted cash, $54.9 million in marketable securities, and $1.6 billion availability on our credit facilities.
Financial Performance
We experienced growth of revenue in 2025 compared to 2024, primarily driven by increases in volume related to acquisitions. Total gross profit grew in 2025 compared to 2024, primarily driven by acquisition growth and supported by same store increases in aftersales and F&I. New vehicle retail gross profit decreased compared to 2024 due to continued normalization of margins. Net income grew in 2025 compared to 2024, primarily as a result of our increase in total gross profit and financing operations, while remaining diligent in managing SG&A costs, reducing our total SG&A as a % of gross profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

Vehicle Operations
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per unit values)	2025	2024	Change	2025	2024	Change
Revenues
New vehicle retail	$4,630.3	$4,430.0	4.5%	$13,508.9	$12,847.9	5.1%
Used vehicle retail	3,096.3	2,843.3	8.9	9,110.2	8,630.1	5.6
Finance and insurance	378.6	360.4	5.0	1,116.8	1,061.9	5.2
Aftersales	1,037.1	1,012.8	2.4	3,039.6	2,876.3	5.7
Total revenues	9,675.8	9,221.0	4.9	28,437.1	27,014.7	5.3

Gross profit
New vehicle retail	$276.7	$306.4	(9.7) %	$853.6	$922.5	(7.5) %
Used vehicle retail	193.4	188.9	2.4	591.6	567.2	4.3
Finance and insurance	378.6	360.4	5.0	1,116.7	1,061.9	5.2
Aftersales	604.5	559.8	8.0	1,756.3	1,591.2	10.4
Total gross profit	1,466.0	1,430.4	2.5	4,361.5	4,189.5	4.1

Gross profit margins
New vehicle retail	6.0%	6.9%	(90) bps	6.3%	7.2%	(90) bps
Used vehicle retail	6.2	6.6	(40)	6.5	6.6	(10)
Finance and insurance	100.0	100.0	—	100.0	100.0	—
Aftersales	58.3	55.3	300	57.8	55.3	250
Total gross profit margin	15.2	15.5	(30)	15.3	15.5	(20)

Retail units sold
New vehicles	96,639	94,964	1.8%	282,773	273,154	3.5%
Used vehicles	109,097	104,898	4.0	325,476	316,583	2.8

Average selling price per retail unit
New vehicles	$47,913	$46,649	2.7%	$47,773	$47,035	1.6%
Used vehicles	28,381	27,105	4.7	27,990	27,260	2.7

Average gross profit per retail unit
New vehicles	$2,864	$3,226	(11.2)%	$3,019	$3,377	(10.6)%
Used vehicles	1,773	1,801	(1.6)	1,818	1,792	1.5
Finance and insurance	1,840	1,803	2.1	1,836	1,801	1.9
Total vehicle [1]	4,104	4,271	(3.9)	4,196	4,322	(2.9)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2024 would be included in same store operating data beginning in September 2025, after its first complete comparable month of operation.
The third quarter operating results for the same store comparisons would include results for that store in only the month of September for both comparable periods.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per unit values)	2025	2024	Change	2025	2024	Change
Revenues
New vehicle retail	$4,521.3	$4,284.6	5.5%	$12,942.5	$12,400.3	4.4%
Used vehicle retail	3,024.4	2,705.6	11.8	8,621.0	8,156.4	5.7
Finance and insurance	371.5	351.6	5.7	1,076.8	1,031.4	4.4
Aftersales	1,009.9	971.9	3.9	2,892.8	2,758.7	4.9
Total revenues	9,453.4	8,781.1	7.7	27,100.8	25,869.8	4.8

Gross profit
New vehicle retail	$270.9	$296.4	(8.6) %	$819.2	$889.5	(7.9) %
Used vehicle retail	188.4	186.2	1.2	568.7	559.1	1.7
Finance and insurance	371.5	351.6	5.7	1,076.8	1,031.4	4.4
Aftersales	589.9	540.9	9.1	1,680.3	1,534.6	9.5
Total gross profit	1,433.5	1,389.1	3.2	4,185.6	4,059.7	3.1

Gross profit margins
New vehicle retail	6.0%	6.9%	(90) bps	6.3%	7.2%	(90) bps
Used vehicle retail	6.2	6.9	(70)	6.6	6.9	(30)
Finance and insurance	100.0	100.0	—	100.0	100.0	—
Aftersales	58.4	55.6	280	58.1	55.6	250
Total gross profit margin	15.2	15.8	(60)	15.4	15.7	(30)

Retail units sold
New vehicles	94,480	92,204	2.5%	271,512	264,685	2.6%
Used vehicles	106,637	100,280	6.3	308,333	298,661	3.2

Average selling price per retail unit
New vehicles	$47,855	$46,469	3.0%	$47,668	$46,849	1.7%
Used vehicles	28,362	26,981	5.1	27,960	27,310	2.4

Average gross profit per retail unit
New vehicles	$2,867	$3,215	(10.8)%	$3,017	$3,361	(10.2)%
Used vehicles	1,767	1,857	(4.8)	1,844	1,872	(1.5)
Finance and insurance	1,847	1,827	1.1	1,857	1,831	1.4
Total vehicle [1]	4,109	4,325	(5.0)	4,235	4,400	(3.8)
1Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail.
New Retail Vehicles
We believe that our new vehicle retail sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and aftersales. Our leaders in each market continue to adapt to changing conditions, respond to customer needs and manage inventory availability and selection.

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

Q3 2025 vs. Q3 2024
New vehicle revenue for the three months ended September 30, 2025 increased 4.5% compared to the same period of 2024, driven by same store performance and supported by acquisition activity. Same store new vehicle revenue increased 5.5% due to an increase in average selling prices of 3.0% and an increase in unit volume of
2.5%.
Same store new vehicle gross profit per unit decreased 10.8%, driven by a decrease in new vehicle gross profit margins of 90 bps. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $372 to $4,916.
YTD 2025 vs. YTD 2024
New vehicle retail revenue for the nine months ended September 30, 2025 increased 5.1% compared to the same period of 2024, primarily due to same store performance and supported by acquisition activity. Same store new vehicle retail revenue increased 4.4% due to an increase in unit volume of 2.6% and an increase in average selling prices of 1.7%.
Same store new vehicle retail gross profit per unit decreased 10.2%, driven by a decrease in new vehicle retail gross profit margins of 90 bps. Total same store new vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of new retail vehicles, decreased $324 to $5,122.
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
Q3 2025 vs. Q3 2024
Used vehicle revenue for the three months ended September 30, 2025 increased 8.9% compared to the same period of 2024 driven by same store performance and supported by acquisition activity. On a same store basis, used vehicle revenue increased 11.8% due to an increase in unit volume of 6.3% and an increase in average selling prices of 5.1%.
Total same store used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, decreased $22 to $3,435.
YTD 2025 vs. YTD 2024
Used vehicle retail revenue for the nine months ended September 30, 2025 increased 5.6% compared to the same period of 2024 driven by same store performance and supported by acquisition activity. On a same store basis, used vehicle retail sales increased 5.7% due to an increase in unit volume of 3.2% and an increase in average selling prices of 2.4%. Total same store used vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of used retail vehicles, increased $6 to $3,483.
Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which promotes continued engagement with the consumer throughout the ownership lifecycle.
Q3 2025 vs. Q3 2024
Total finance and insurance income increased 5.0% in the three months ended September 30, 2025 compared to the same period of 2024, driven by same store performance and supported by acquisition activity. Same store finance and insurance revenues increased 5.7%. On a same store basis, our finance and insurance revenue per retail unit increased $20 to $1,847.

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

YTD 2025 vs. YTD 2024
Total finance and insurance income increased 5.2% in the nine months ended September 30, 2025 compared to the same period of 2024, driven by same store performance and supported by acquisition activity. Same store finance and insurance revenues increased 4.4%. On a same store basis, our finance and insurance revenue per retail unit increased $26 to $1,857.
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
Q3 2025 vs. Q3 2024
Our aftersales revenue increased 2.4% in the three months ended September 30, 2025 compared to the same period of 2024, driven by same store performance and supported by acquisition activity.
We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. Customer pay revenue accounted for the largest share of our same-store aftersales revenue, representing
56.7% of the total.
Same store aftersales gross profit increased 9.1%. This increase was primarily due to increased volumes of customer pay and warranty transactions. Overall same store aftersales gross margins increased 280 bps, primarily as a result of increased customer pay gross margin of 240 bps and increased warranty gross margin of 120 bps.
YTD 2025 vs. YTD 2024
Our aftersales revenue increased 5.7% in the nine months ended September 30, 2025 compared to the same period of 2024, driven by same store performance and supported by acquisition activity. Same store warranty revenues saw a 15.7% increase compared to the prior year.
Same store aftersales gross profit increased 9.5%. This increase was primarily due to increased volumes of warranty transactions. Overall same store aftersales gross margins increased 250 bps, primarily as a result of increased customer pay margins of 290 bps and increased warranty gross margins of 120 bps.
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
interest expense associated with the debt utilized to fund the lending, including internal capital, a provision for estimated loan and lease losses, depreciation on vehicles leased via operating leases, and directly-related expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

Selected Financing Operations Financial Information

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2025	% (1)	2024	% (1)	2025	% [1]	2024	% [1]
Interest and fee income	$104.9	9.2	$88.8	9.2	$298.0	9.2	$249.9	9.2
Interest expense	(52.1)	(4.6)	(51.2)	(5.3)	(150.0)	(4.6)	(146.0)	(5.4)
Total interest margin	52.8	4.6	37.6	3.9	148.0	4.6	103.9	3.8
Lease income	23.4		25.6		67.7		61.2
Lease costs	(18.6)		(21.6)		(54.0)		(51.0)
Lease income, net	4.8		4.0		13.7		10.2
Provision expense	(25.8)	(2.3)	(31.8)	(3.3)	(72.5)	(2.2)	(77.0)	(2.8)
Other financing operations expenses	(12.7)	(1.1)	(11.2)	(1.2)	(37.5)	(1.2)	(33.0)	(1.2)
Finance operations income (loss)	$19.1		$(1.4)		$51.7		$4.1

Total average managed finance receivables	$4,541.8		$3,813.0		$4,316.3		$3,617.5
1Annualized percentage of total average managed finance receivables.
DFC Portfolio Information1

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Loan origination information
Net loans originated	$731.6	$518.1	$2,085.0	$1,572.4
Vehicle units financed	23,546	17,755	67,971	54,005
Total penetration rate [2]	14.5%	11.6%	14.3%	11.9%
Weighted average contract rate	8.6%	9.8%	8.8%	10.0%
Weighted average credit score [3]	746	737	746	737
Weighted average FE LTV [4]	95.0%	95.6%	95.0%	95.5%
Weighted average term (in months)	73	73	73	73

Loan performance information
Allowance for loan losses as a percentage of ending managed receivables	3.1%	3.2%	3.1%	3.2%
Net credit losses on managed receivables	$20.6	$27.0	$54.1	$61.4
Annualized net credit losses as a percentage of total average managed receivables	1.9%	3.0%	1.8%	2.4%
Past due accounts as a percentage of ending managed receivables [5]	4.1%	5.1%	4.1%	5.1%
Average recovery rate [6]	46.5%	45.9%	45.8%	45.3%
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
Q3 2025 vs. Q3 2024
Financing operations recorded higher income in the three months ended September 30, 2025 compared to the same period of 2024, primarily due to the increased interest income resulting from the growth of the portfolio and a decreased cost of funds, which collectively expanded total interest margin to 4.6%.
Loan originations increased in the three months ended September 30, 2025 compared to the same period of 2024, and our penetration rate increased due to increased engagement with our stores. The weighted average contract rate of loans originated in the three months ended September 30, 2025 decreased to 8.6%, compared with 9.8% in the same period of 2024, primarily due to our maintaining competitive pricing following Federal Reserve rate cuts.
The decrease in annualized net charge-offs of past due accounts as a percentage of ending managed receivables

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

compared to the prior year reflects the increased credit quality of the portfolio as well as improved execution of our collateral management team.
YTD 2025 vs. YTD 2024
Financing operations recorded higher income in the nine months ended September 30, 2025 compared to the same period of 2024, primarily due to increased interest income resulting from the growth of the portfolio and a decreased cost of funds, resulting in an expansion of total interest margin to 4.6%.
The weighted average contract rate on loans originated in the nine months ended September 30, 2025 decreased to 8.8%, compared with 10.0% in the same period of 2024 as we decreased rates to maintain competitiveness following Federal Reserve rate cuts. The decrease in provision expense as a percentage of receivables compared to the prior year reflected the increased credit quality of the portfolio as well as a decrease in the percentage of ending managed receivables constituted by the allowance for loan losses. Other financing operations expenses as a percentage of average managed receivables was flat with the same period of 2024 despite significant portfolio growth, reflecting improved operational performance and economies of scale.
Operating Expenses
Selling, General and Administrative Expense
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.
Q3 2025 vs. Q3 2024

	Three Months Ended September 30,		Increase	% Increase
($ in millions)	2025	2024
Personnel	$619.6	$602.3	$17.3	2.9%
Rent and facility costs	107.6	97.6	10.0	10.2
Advertising	64.9	61.5	3.4	5.5
Other	205.9	182.2	23.7	13.0
Total SG&A	$998.0	$943.6	$54.4	5.8%

	Three Months Ended September 30,		Increase
As a % of gross profit	2025	2024
Personnel	42.3%	42.1%	20bps
Rent and facility costs	7.3	6.8	50
Advertising	4.4	4.3	10
Other	14.1	12.8	130
Total SG&A	68.1%	66.0%	210bps
SG&A as a percentage of gross profit was 68.1% for the three months ended September 30, 2025 compared to
66.0% for the same period of 2024. SG&A expense increased 5.8%, driven by increases in all areas due to acquisition activity.
On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 67.1%
compared to 65.1% for the same period of 2024. The increase was primarily related to SG&A growth outpacing gross profit growth in the period.
YTD 2025 vs. YTD 2024

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2025	2024
Personnel	$1,868.0	$1,828.2	$39.8	2.2%
Rent and facility costs	306.2	280.4	25.8	9.2
Advertising	190.2	187.6	2.6	1.4
Other	600.9	556.8	44.1	7.9
Total SG&A	$2,965.3	$2,853.0	$112.3	3.9%

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2025	2024
Personnel	42.8%	43.6%	(80)bps
Rent and facility costs	7.0	6.7	30
Advertising	4.4	4.5	(10)
Other	13.8	13.3	50
Total SG&A	68.0%	68.1%	(10)bps
SG&A as a percentage of gross profit was 68.0% for the nine months ended September 30, 2025 compared to
68.1% for the same period of 2024, driven by improvements in personnel and advertising costs relative to gross profit. Total SG&A expense increased 3.9%, driven by increases in all areas excluding advertising, primarily as a result of our acquisition activity.
On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 67.2%
compared to 66.6% for the same period of 2024. The increase was related to SG&A growth outpacing gross profit growth in the period.
SG&A expense adjusted for non-core charges was as follows:
Q3 2025 vs. Q3 2024

	Three Months Ended September 30,		Increase	% Increase
($ in millions)	2025	2024
Personnel	$619.6	$602.3	$17.3	2.9%
Rent and facility costs	107.6	97.6	10.0	10.2
Advertising	64.9	61.5	3.4	5.5
Adjusted other	202.9	182.3	20.6	11.3
Adjusted total SG&A	$995.0	$943.7	$51.3	5.4%

	Three Months Ended September 30,		Increase
As a % of gross profit	2025	2024
Personnel	42.3%	42.1%	20bps
Rent and facility costs	7.3	6.8	50
Advertising	4.4	4.3	10
Adjusted other	13.9	12.8	110
Adjusted total SG&A	67.9%	66.0%	190bps
Adjusted SG&A for the three months ended September 30, 2025 excludes a $15.4 million net gain on store disposals, $2.5 million in storm insurance charges, and $15.9 million in acquisition-related expenses.
Adjusted SG&A for the three months ended September 30, 2024 excludes a $0.3 million net gain on store disposals and $0.2 million in acquisition-related expenses.
YTD 2025 vs. YTD 2024

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2025	2024
Personnel	$1,868.0	$1,828.2	$39.8	2.2%
Rent and facility costs	306.2	280.4	25.8	9.2%
Advertising	190.2	187.6	2.6	1.4%
Adjusted other	597.1	541.4	55.7	10.3%
Adjusted total SG&A	$2,961.5	$2,837.6	$123.9	4.4%

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2025	2024
Personnel	42.8%	43.6%	(80)bps
Rent and facility costs	7.0	6.7	30
Advertising	4.4	4.5	(10)
Adjusted other	13.7	12.9	80
Adjusted total SG&A	67.9%	67.7%	20bps
Adjusted SG&A for the nine months ended September 30, 2025 excludes $16.1 million in acquisition-related expenses and $5.4 million in storm insurance charges, partially offset by a $17.7 million net gain on store disposals.
Adjusted SG&A for the nine months ended September 30, 2024 excludes $9.7 million in acquisition-related expenses, $6.0 million in storm insurance charges, and a $0.3 million net gain on store disposals.
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
plan assistance is a useful measure of the efficiency of our vehicle sales relative to stocking levels.
Shown below are the details for carrying costs for vehicles net of floor plan assistance earned:
Q3 2025 vs. Q3 2024

	Three Months Ended September 30,			%
($ in millions)	2025	2024	Change	Change
Floor plan interest expense	$57.8	$76.6	$(18.8)	(24.5)%
Floor plan assistance (included as an offset to cost of sales)	(43.5)	(44.0)	0.5	1.1
Net vehicle carrying costs	$14.3	$32.6	$(18.3)	(56.1)
Floor plan interest expense decreased $18.8 million in the three months ended September 30, 2025 compared to the same period of 2024 due to a decrease in interest rates and average new inventory levels.
YTD 2025 vs. YTD 2024

	Nine Months Ended September 30,			%
($ in millions)	2025	2024	Change	Change
Floor plan interest expense	$169.8	$214.0	$(44.2)	(20.7)%
Floor plan assistance (included as an offset to cost of sales)	(126.0)	(127.2)	1.2	0.9
Net vehicle carrying costs	$43.8	$86.8	$(43.0)	(49.5)
Floor plan interest expense decreased $44.2 million in the nine months ended September 30, 2025 compared to the same period of 2024 due to a decrease in interest rates and average new inventory levels.
Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.
Q3 2025 vs. Q3 2024

	Three Months Ended September 30,		Increase	% Increase
($ in millions)	2025	2024
Depreciation and amortization	$65.5	$63.5	$2.0	3.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

YTD 2025 vs. YTD 2024

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2025	2024
Depreciation and amortization	$194.6	$183.6	$11.0	6.0%
Acquisition activity contributed to the increases in depreciation and amortization in 2025 compared to 2024. We acquired $55.1 million of depreciable property as part of our acquisition activity over the trailing twelve-months ended September 30, 2025. For the nine months ended September 30, 2025, we invested $257.7 million in capital expenditures. These investments increased the amount of depreciation expense in the nine months ended
September 30, 2025. See the discussion under Liquidity and Capital Resources for additional information.
Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:
Q3 2025 vs. Q3 2024

	Three Months Ended September 30,
	2025	2024
Operating margin	4.4%	4.6%
Operating margin adjusted for non-core charges [1]	4.4%	4.6%
1See Non-GAAP Reconciliations for more details.
Operating margin decreased 20 bps in the three months ended September 30, 2025 compared to the same period in 2024, primarily due to increased SG&A of 5.8%, partially offset by increased gross profit of 2.5% and improved profitability of our Financing Operations.
YTD 2025 vs. YTD 2024

	Nine Months Ended September 30,
	2025	2024
Operating margin	4.4%	4.3%
Operating margin adjusted for non-core charges [1]	4.4%	4.3%
1See Non-GAAP Reconciliations for more details.
Operating margin increased 10 bps in the nine months ended September 30, 2025 compared to the same period in
2024, primarily due to increased gross profit of 4.1% and improved profitability of our Financing Operations, partially offset by increased SG&A of 3.9%.
Non-Operating Expenses
Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, used and service loaner vehicle inventory financing commitments, and revolving lines of credit.
Q3 2025 vs. Q3 2024

	Three Months Ended September 30,		Increase	% Increase
($ in millions)	2025	2024
Senior notes interest	$21.0	$19.0	$2.0	10.5%
Mortgage interest	14.9	12.9	2.0	15.5
Other interest	34.7	34.0	0.7	2.1
Capitalized interest	(2.3)	(1.4)	0.9	NM
Total other interest expense	$68.3	$64.5	$3.8	5.9%
Other interest expense for the three months ended September 30, 2025 increased $3.8 million related to increased borrowings on our warehouse facilities compared to the same period of 2024, and our September 2025 issuance of senior notes due 2030.

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

YTD 2025 vs. YTD 2024

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2025	2024
Senior notes interest	$59.1	$57.1	$2.0	3.5%
Mortgage interest	43.4	36.4	7.0	19.2
Other interest	104.6	99.4	5.2	5.2
Capitalized interest	(6.6)	(3.6)	3.0	NM
Total other interest expense	$200.5	$189.3	$11.2	5.9%
Other interest expense for the nine months ended September 30, 2025 increased $11.2 million related to increased borrowings on our warehouse facilities compared to the same period of 2024, and our September 2025 issuance of senior notes due 2030.
Other (Expense) Income, net
Q3 2025 vs. Q3 2024

	Three Months Ended September 30,		Increase (Decrease)	% Increase
($ in millions)	2025	2024
Pinewood Investment	$(19.6)	$0.7	$(20.3)	NM
Foreign currency remeasurement	(2.1)	3.0	(5.1)	NM
Net pension benefit	2.4	0.6	1.8	300.0
Miscellaneous	6.0	0.8	5.2	650.0
Other (expense) income, net	$(13.3)	$5.1	$(18.4)	NM
Other (expense) income, net in the three months ended September 30, 2025 decreased $18.4 million compared to the same period of 2024, primarily as a result of fair market value changes in our investment in Pinewood
Technologies Group PLC and foreign currency remeasurements.
YTD 2025 vs. YTD 2024

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Pinewood Investment	$11.3	$30.5	(19.2)	(63.0)
Foreign currency remeasurement	3.0	(4.5)	7.5	NM
Net pension benefit	7.1	1.8	5.3	294.4
Miscellaneous	14.5	7.6	6.9	90.8
Other income, net	$35.9	$35.4	$0.5	1.4%
Other income, net in the nine months ended September 30, 2025 increased $0.5 million compared to the same period of 2024, primarily as a result of fair market value changes in our investment in Pinewood Technologies Group
PLC, foreign currency remeasurements, and an increase in net pension benefit.
Income Tax Provision
Our effective income tax rate was as follows:

	Nine Months Ended September 30,
	2025	2024
Effective income tax rate	25.1%	23.6%
Effective income tax rate excluding non-core items [1]	24.6%	24.4%
1See Non-GAAP Reconciliations for more details.

Our effective income tax rate for the nine months ended September 30, 2025 compared to last year was negatively affected by a decrease in general business credits and tax basis differences on divested assets, offset by a decrease in valuation allowance. Excluding non-core charges and acquired general business credits, we estimate our annual effective income tax rate to be 25.1%.

MANAGEMENT’S DISCUSSION AND ANALYSIS	35

On July 4, 2025, the One Big Beautiful Bill Act ("OB3 Act") was enacted into U.S. law. The effect of this legislation has been included in our income tax provision for the nine-month period ended September 30, 2025. As a result of the OB3 Act, we expect to realize cash tax savings in 2025, primarily driven by enhanced bonus depreciation provisions and modifications to the business interest expense limitation rules. The OB3 Act does not have a material impact on our effective tax rate.
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
The following tables reconcile certain reported non-GAAP measures, which we refer to as “adjusted,” to the most comparable GAAP measure from our Consolidated Statements of Operations.

	Three Months Ended September 30, 2025
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Investment loss(1)	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$998.0	$15.4	$—	$(2.5)	$(15.9)	$—	$995.0
Operating income	421.6	(15.4)	—	2.5	15.9	—	424.6
Other (expense) income, net	(13.3)	—	22.7	—	—	—	9.4

Income (loss) before income taxes	$282.2	$(15.4)	$22.7	$2.5	$15.9	$—	$307.9
Income tax (provision) benefit	(63.6)	7.2	(6.0)	(0.5)	(0.6)	(3.5)	(67.0)
Net income (loss)	218.6	(8.2)	16.7	2.0	15.3	(3.5)	240.9
Net income attributable to NCI	(1.5)	—	—	—	—	—	(1.5)
Net income (loss) attributable to Lithia Motors, Inc.	$217.1	$(8.2)	$16.7	$2.0	$15.3	$(3.5)	$239.4

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$8.61	$(0.32)	$0.66	$0.08	$0.61	$(0.14)	$9.50
Diluted share count	25.2

MANAGEMENT’S DISCUSSION AND ANALYSIS	36

	Three Months Ended September 30, 2024
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Investment loss(1)	Acquisition expenses	Premium on redeemable NCI buyout	Tax attribute	Adjusted
Selling, general and administrative	$943.6	$0.3	$—	$(0.2)	$—	$—	$943.7
Operating income (loss)	421.9	(0.3)	—	0.2	—	—	421.8
Other income, net	5.1	—	0.4	—	—	—	5.5

Income (loss) before income taxes	$285.9	$(0.3)	$0.4	$0.2	$—	$—	$286.2
Income tax (provision) benefit	(64.8)	0.1	(0.4)	(0.1)	—	(0.5)	(65.7)
Net income (loss)	221.1	(0.2)	—	0.1	—	(0.5)	220.5
Net income attributable to NCI	(1.2)	—	—	—	—	—	(1.2)
Net income attributable to redeemable NCI	(12.6)	—	—	—	11.6	—	(1.0)
Net income (loss) attributable to Lithia Motors, Inc.	$207.3	$(0.2)	$—	$0.1	$11.6	$(0.5)	$218.3

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$7.73	$(0.01)	$—	$—	0.43	$(0.01)	$8.14
Diluted share count	26.8

	Nine Months Ended September 30, 2025
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Investment gain(1)	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$2,965.3	$17.7	$—	$(5.4)	$(16.1)	$—	$2,961.5
Operating income (loss)	1,253.3	(17.7)	—	5.4	16.1	—	1,257.1
Other income (expense), net	35.9	—	(4.1)	—	—	—	31.8

Income (loss) before income taxes	$918.9	$(17.7)	$(4.1)	$5.4	$16.1	$—	$918.6
Income tax (provision) benefit	(230.9)	11.6	1.0	(1.4)	(0.6)	(5.7)	(226.0)
Net income (loss)	688.0	(6.1)	(3.1)	4.0	15.5	(5.7)	692.6
Net income attributable to NCI	(5.3)	—	—	—	—	—	(5.3)
Net income (loss) attributable to Lithia Motors, Inc.	$682.7	$(6.1)	$(3.1)	$4.0	$15.5	$(5.7)	$687.3

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$26.42	$(0.24)	$(0.12)	$0.16	$0.60	$(0.22)	$26.60
Diluted share count	25.8

MANAGEMENT’S DISCUSSION AND ANALYSIS	37

	Nine Months Ended September 30, 2024
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Investment gain(1)	Insurance reserves	Acquisition expenses	Premium on redeemable NCI buyout	Tax attribute	Adjusted
Selling, general and administrative	$2,853.0	$0.3	$—	$(6.0)	$(9.7)	$—	$—	$2,837.6
Operating income (loss)	1,157.0	(0.3)	—	6.0	9.7	—	—	1,172.4

Income (loss) before income taxes	$789.1	$(0.3)	$(29.1)	$6.0	$9.7	$—	$—	$775.4
Income tax (provision) benefit	(186.5)	0.1	7.1	(1.5)	(0.5)	—	(8.0)	(189.3)
Net income (loss)	602.6	(0.2)	(22.0)	4.5	9.2	—	(8.0)	586.1
Net income attributable to NCI	(3.8)	—	—	—	—	—	—	(3.8)
Net income attributable to redeemable NCI	(14.8)	—	—	—	—	11.6	—	(3.2)
Net income (loss) attributable to Lithia Motors, Inc.	$584.0	$(0.2)	$(22.0)	$4.5	$9.2	$11.6	$(8.0)	$579.1

Diluted earnings per share attributable to Lithia Motors, Inc.	$21.47	$(0.01)	$(0.81)	$0.17	$0.34	$0.43	$(0.3)	$21.29
Diluted share count	27.2
(1) Investment losses (gains) retrospectively included in adjusted non-GAAP financial measures presented
Liquidity and Capital Resources
We manage our liquidity and capital resources in the context of our overall business strategy, continually forecasting and managing our cash, working capital balances and capital structure in a way that we believe will meet the short-
term and long-term obligations of our business while maintaining liquidity and financial flexibility. Our current free cash flow deployment strategy includes a target allocation of 25% to 35% investment in acquisitions, 25%
investment in capital expenditures, innovation, and diversification and 40% to 50% in shareholder return in the form of dividends and share repurchases based on current valuation trends in acquisitions relative to stock price performance.
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
acceptable to us.

Available Sources
Below is a summary of our immediately available funds:

($ in millions)	September 30, 2025	December 31, 2024	Change	% Change
Cash and cash equivalents	$206.5	$225.1	$(18.6)	(8.3)%
Marketable securities	54.9	53.4	1.5	2.8
Available credit on credit facilities	1,639.8	1,075.3	564.5	52.5
Total current available funds	$1,901.2	$1,353.8	$547.4	40.4%
Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

MANAGEMENT’S DISCUSSION AND ANALYSIS	38

	Nine Months Ended September 30,		Change
(In millions)	2025	2024	in Cash Flow
Net cash provided by operating activities	$233.0	$363.3	$(130.3)
Net cash used in investing activities	(479.4)	(1,820.8)	1,341.4
Net cash provided by financing activities	264.5	880.2	(615.7)
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2025 decreased $130.3 million compared to the same period of 2024, primarily related to changes in floor plan notes payable, other assets, and finance receivables, partially offset by changes in inventories, net income, and other long-term liabilities and deferred revenue compared to the same period of 2024.

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

	Nine Months Ended September 30,		Change
(In millions)	2025	2024	in Cash Flow
Net cash provided by operating activities – as reported	$233.0	$363.3	$(130.3)
Adjust: Net borrowings on floor plan notes payable, non-trade	73.3	280.1	(206.8)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(62.9)	(105.5)	42.6
Adjust: Financing receivables activity	671.3	524.2	147.1
Net cash provided by operating activities – adjusted	$914.7	$1,062.1	$(147.4)
Investing Activities
Net cash used in investing activities totaled $0.5 billion and $1.8 billion, respectively, for the nine months ended
September 30, 2025 and 2024.

Below are highlights of significant activity related to our cash flows from investing activities:

	Nine Months Ended September 30,		Change
(In millions)	2025	2024	in Cash Flow
Capital expenditures	$(257.7)	$(271.9)	$14.2
Cash paid for acquisitions, net of cash acquired	(417.6)	(1,247.0)	829.4
Net cash for other investments	(12.7)	(329.1)	316.4
Proceeds from sales of stores	178.1	21.9	156.2

MANAGEMENT’S DISCUSSION AND ANALYSIS	39

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
Capital expenditures for the nine months ended September 30, 2025, compared to the same period of 2024 were lower for existing facility purchases, maintenance, new operations purchases and improvements, and information technology, and higher in existing operations improvements.
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

	Nine Months Ended September 30,
($ in millions)	2025	2024
Number of locations acquired	6	145

Cash paid for acquisitions, net of cash acquired	$(417.6)	$(1,247.0)
Add: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	62.9	105.5
Cash paid for acquisitions, net of cash acquired – adjusted	$(354.7)	$(1,141.5)

MANAGEMENT’S DISCUSSION AND ANALYSIS	40

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.
Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing
Operations segment was as follows:

	Nine Months Ended September 30,		Change
(In millions)	2025	2024	in Cash Flow
Cash provided by financing activities, as reported	$264.5	$880.2	$(615.7)
Less: Net borrowings on floor plan notes payable: non-trade	(73.3)	(280.1)	206.8
Less: Net borrowings on non-recourse notes payable	(136.3)	(77.4)	(58.9)
Cash provided by financing activities, as adjusted	$54.9	$522.7	$(467.8)
Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade, which are discussed above:

	Nine Months Ended September 30,		Change
(In millions)	2025	2024	in Cash Flow
Net borrowings on lines of credit	$132.0	$698.4	$(566.4)
Principal payments on long-term debt and finance lease liabilities, scheduled	(29.6)	(29.0)	(0.6)
Principal payments on long-term debt and finance lease liabilities, other	(15.7)	(48.2)	32.5
Proceeds from issuance of long-term debt	741.0	279.5	461.5
Principal payments on non-recourse notes payable	(959.0)	(661.6)	(297.4)
Proceeds from the issuance of non-recourse notes payable	1,095.3	739.0	356.3
Payment of debt issuance costs	(11.7)	(7.6)	(4.1)
Proceeds from issuance of common stock	21.0	21.2	(0.2)
Repurchase of common stock	(662.3)	(273.2)	(389.1)
Dividends paid	(42.1)	(42.4)	0.3
Payment of contingent consideration related to acquisitions	(9.4)	(12.0)	2.6
Other financing activity	(68.3)	(64.0)	(4.3)
Equity Transactions
In August 2025, our Board approved an additional $750 million repurchase authorization of our common stock. This authorization was in addition to previous authorizations over the last several years, now totaling a combined repurchase authorization of up to $3.2 billion of our common stock. We repurchased a total of 2,139,114 shares of our common stock at an average price of $314.16 in the first nine months of 2025, consisting of 36,590 related to tax withholding on vesting RSUs, and 2,102,524 related to our repurchase authorizations. As of September 30,
2025, we had $910.1 million remaining available for repurchases and the authorizations do not have expiration dates.
In the first nine months of 2025, we declared and paid dividends on our common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2025	$0.53	$13.9
May 2025	$0.55	$14.3
August 2025	$0.55	$13.9

We evaluate performance and make a recommendation to the Board on dividend payments on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	41

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of September 30, 2025
(In millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$2,904.8	$—	1
Floor plan notes payable	1,964.1	—
Used and service loaner vehicle inventory financing commitments	1,020.8	18.8	2
Revolving lines of credit	1,310.6	1,591.3	2, 3
Warehouse facilities	1,252.0	29.7
Non-recourse notes payable	2,245.7	—
4.625% Senior notes due 2027	400.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
5.500% Senior notes due 2030	600.0	—
Real estate mortgages, finance lease obligations, and other debt	1,117.3	—
Unamortized debt issuance costs	(26.8)	—	4
Total debt, net	$14,138.5	$1,639.8
1As of September 30, 2025, we had a $3.0 billion new vehicle floor plan commitment as part of our US Bank syndicated credit facility, and a $500 million CAD wholesale floorplan commitment as part of our Bank of Nova Scotia syndicated credit facility.
2The amount available on these credit facilities are limited based on borrowing base calculations and fluctuates monthly.
3Available credit is based on the borrowing base amount effective as of August 31, 2025. This amount is reduced by $7.6 million for outstanding letters of credit.
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

42

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the third quarter of 2025:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plans (in thousands)[1]
July	235,835	$294.99	235,790	$499,230
August	680,353	305.56	680,274	1,041,363
September	395,685	331.84	395,685	910,058
Total	1,311,873	311.59	1,311,749
1On June 4, 2024, our Board approved an additional $350 million repurchase authorization of our common stock, in March
2025, our Board approved an additional $350 million repurchase authorization of our common stock, and in August 2025, our Board approved an additional $750 million repurchase authorization of our common stock. These authorizations were in addition to the amount previously authorized by the Board for repurchase. There are no expiration dates for the share repurchase authorizations.
2Of the shares repurchased in the third quarter of 2025, 124 shares were related to tax withholding upon the vesting of RSUs.

43

Item 5. Other Information
During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the third quarter of 2025, except as described in the table below:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Stacy Loretz-Congdon	Director	Adoption of Rule 10b5-1 Plan	August 15, 2025	August 13, 2027	600
Item 6. Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Lithia Motors, Inc.	10-Q	001-14733	3.1	07/28/21
3.2	Bylaws of Lithia Motors, Inc. as of July 25, 2024	8-K	001-14733	3.1	07/30/24
4.1	Indenture, dated as of September 10, 2025, among Lithia Motors, Inc., the Guarantors and the Trustee.	8-K	001-14733	4.1	09/10/25
4.2	Form of 5.500% Senior Notes due 2030 (included as part of Exhibit 4.1).	8-K	001-14733	4.2	09/10/25
10.1	Sixth Amendment to Fourth Amended and Restated Loan Agreement, dated August 6, 2025, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	08/08/25
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes to consolidated financial statements					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.					X

44

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2025	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer