Form 10-K
period 2025-12-31
LITHIA MOTORS INC
filed 2026-02-25
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $8,685,471,000 computed by reference to the last sales price ($337.82) as reported by the New York Stock Exchange for the Registrant’s common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2025). As of February 25, 2026, there were 23,374,910 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2026 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2025 FORM 10-K ANNUAL REPORT

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

Forward-Looking Statements
Certain statements in this Annual Report, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “ensure,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-K include, among others, statements regarding:

•The profitability of our strategy and growth
•Future market conditions, including anticipated vehicle and other sales, gross profit and inventory supply
•Our business strategy and plans, including our achieving our long-term financial targets
•The growth, expansion, make-up, and success of our network, including our finding accretive acquisitions that meet our target valuations and acquiring additional stores
•Annualized revenues from acquired stores or achieving target returns
•The growth and performance of our Driveway e-commerce home solution and DFC, their synergies and other impacts on our business and our ability to meet Driveway and DFC-related targets
•The impact of sustainable vehicles and other market and regulatory changes on our business, including evolving vehicle distribution models
•Our capital allocations and uses and levels of capital expenditures in the future
•Expected operating results, such as improved store performance, continued improvement of SG&A as a percentage of gross profit and any projections
•Our anticipated financial condition and liquidity, including from our cash and the future availability of our credit facilities, unfinanced real estate, and other financing sources
•Our continuing to purchase shares under our share repurchase program
•Our compliance with financial and restrictive covenants in our credit facilities and other debt agreements
•Our programs and initiatives for team member recruitment, training, and retention
•Our strategies and targets for customer retention, growth, market position, operations, financial results, and risk management

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

Business Overview
Lithia and Driveway (NYSE: LAD) is the largest global automotive retailer providing an array of products and services throughout the vehicle ownership lifecycle. Simple, convenient and transparent experiences are offered through our comprehensive network of physical locations, e-commerce platforms, captive finance solutions, fleet management offerings, and other synergistic adjacencies. We have delivered consistent profitable growth in a massive and unconsolidated industry. Our highly diversified and competitively differentiated design provides us the flexibility and scale to pursue our vision to modernize personal transportation solutions wherever, whenever, and however consumers desire. As of December 31, 2025, we operated 455 locations representing 54 brands in the United States, the United Kingdom, and Canada.

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

Our long-term strategy to create value for our customers, team members, and shareholders includes the following elements:

Driving operational excellence, innovation, and diversification
LAD builds magnetic customer loyalty across our 455 stores, our Driveway and GreenCars e-commerce platforms, and our entire omnichannel ecosystem by focusing on convenient and transparent experiences supported by proprietary data science. Our entrepreneurial model that emphasizes personal accountability for our team powers efficient operations and allows dynamic responsiveness to each of our local markets. Our best-in-class performance management reporting provides the foundation to enable high-performing teams to drive our platform’s full potential.

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

During 2025, we acquired 17 stores and divested 12 stores. We invested $751.0 million, net of floor plan debt, to acquire these stores and we anticipate these acquisitions to add nearly $2.4 billion in annualized revenues.

We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. We believe our disciplined approach provides us with attractive acquisition opportunities and expanded coast-to-coast coverage.

Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology, and adjacencies that expand and diversify our business model. Our current free cash flow deployment strategy includes a target allocation of 25% to 35% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 40% to 50% in shareholder return in the form of dividends and share repurchases due to current valuation trends in acquisitions relative to stock price performance. During 2025, we utilized $350.9 million for capital expenditures investing in our existing business and paid $55.3 million in dividends. As of December 31, 2025, we had available liquidity of approximately $1.5 billion, which was comprised of $109.2 million in unrestricted cash, $56.4 million in marketable securities, and $1.4 billion availability on our credit facilities.

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

With a vast selection represented by the largest U.S. new and preowned vehicle inventory for sale online, we employ search engine optimization, search engine marketing, online display, retargeting, social advertising, traditional media, and direct marketing to reach current owners and new consumers.

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

These online channels provide customers with simple, transparent ways to search new and used inventories, view current pricing, apply incentives and offers, calculate payments for purchase or lease, apply for financing, buy online, sell their vehicle online and/or in-store, schedule service appointments both in store or at home, schedule vehicle pick-up and delivery, and provide us feedback about their experience.

Driveway.com, our online experience, puts customers in control of every aspect of their car ownership. They can browse a vast nationwide inventory of new, used, and certified pre-owned (CPO) vehicles, and get their vehicle shipped straight to their driveway or pick it up at one of Lithia’s 300+ U.S. stores in the Lithia & Driveway network. In 2025, we reduced our marketing cost per retail delivery by 21% and our marketing cost per purchase pickup by 51%, through relentlessly testing our media efficiency in conjunction with operational gains. Driveway provides a differentiated retail experience for customers who prefer the simplicity and convenience of online shopping and the optionality of home delivery. This platform allows us to significantly increase the geographic reach of our network.

With the industry transitioning to more sustainable practices and alternative-fuel vehicles, we are excited that GreenCars, our online education resource for sustainable mobility, had approximately 9.0 million unique visitors in 2025 at GreenCars.com, of which we saw a 50% increase in direct and organic traffic. GreenCars is a leading source of knowledge designed to promote the acceleration of electric vehicle and alternative powertrain offerings like Hybrid adoption by educating the consumer on such topics as fuel-efficient offerings from model comparisons, personalized incentives, and local rebates to charging network. GreenCars connects consumers with the largest new-and-preowned inventory when they are ready to purchase a sustainable vehicle. GreenCars.com was an important part of the shopping and selection process for over 10,000 vehicles across our dealer network in 2025.

Total advertising expense, net of manufacturer credits, was $257.0 million in 2025, $250.7 million in 2024 and $248.2 million in 2023. Over 88% of our advertising spent in 2025 was on digital, social, listings, and one-to-one owner communications. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing, and wide selection. Our manufacturer partners influence a significant portion of our advertising expense. Certain advertising and marketing expenditures are offset by manufacturer cooperative programs, which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $62.5 million in 2025, $56.2 million in 2024 and $54.2 million in 2023.

Human Capital
Our human capital strategy is guided by our mission of Growth Powered by People, which reflects management’s focus on aligning workforce capability, leadership development, and performance with the execution of our business strategy.

As of December 31, 2025, our subsidiaries employed approximately 30,000 persons on a full-time equivalent basis across 455 retail locations worldwide.

Our success depends on the skills, experience, engagement, and performance of our workforce. We believe that a stable, skilled workforce supports operational performance and customer satisfaction. Management focuses on human capital practices that are material to the business, including workforce planning, leadership capability, employee development, engagement, and workplace safety.

Management seeks to attract, develop, and retain qualified team members by providing competitive compensation and benefits, opportunities for professional development, and pathways for internal advancement. A core focus of our talent strategy is the development and promotion of internal team members to support leadership continuity, operational excellence, and long-term growth.

We use structured talent and performance assessment approaches to inform workforce and leadership decisions. These include management frameworks designed to evaluate performance, potential, and readiness for expanded responsibility, as well as succession planning processes intended to identify and develop future leaders for key roles. These practices support continuity in leadership and informed talent investment across the organization.

We invest in learning and development initiatives designed to build technical, operational, and leadership capabilities aligned with business needs and job responsibilities. These efforts support internal mobility, leadership readiness, and the ongoing development of our workforce.

Management seeks to foster a workplace culture that emphasizes accountability, ethical conduct, collaboration, and respect. Workforce-related information and employee feedback are periodically reviewed to inform talent, organizational, and succession planning decisions.

Safety and well-being are integral to our operations, particularly in retail and service environments. We maintain policies, training, and practices designed to promote a safe and healthy workplace for employees and customers.

We believe that our human capital resources, together with our management practices and culture, support the execution of our strategy and contribute to our long-term performance.

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

Competition
The retail automotive business is highly competitive. Currently, there are nearly 17,000 new vehicle franchise dealers in the United States, 4,500 in the United Kingdom, and 3,800 in Canada. Many of these franchised dealers are independent stores managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly- and privately-held, including automotive retailers that are primarily used-vehicle focused, such as CarMax, Carvana, and Cazoo.

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

Our business is heavily dependent on consumer demand and preferences. A downturn in overall levels of consumer spending may materially and adversely affect our revenues and gross profit margins. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Additionally, other economic factors, such as rising and sustained periods of high crude oil and fuel prices and other inflation, may impact consumer demand and preferences. As we operate internationally, including across the United States, the United Kingdom, and Canada, changes in and the severity of economic conditions may vary by market. Economic conditions may be anemic for an extended period of time or deteriorate in the future. This would have a material adverse effect on our retail business, particularly sales of new and used vehicles. These economic conditions and other factors may also materially impact our parts and repair and maintenance aftersales, and automotive finance and insurance (F&I) products.

The economies of the United States, the United Kingdom, and Canada have recently experienced heightened inflationary pressures, impacting the costs of labor, fuel, and other costs. In an inflationary environment, depending on automotive industry and other economic conditions, we may be unable to raise prices to keep up with the rate of inflation, which would reduce our profit margins, and if we do raise prices, we may experience less demand. A period of sustained inflationary and interest rate pressures could impact our profitability.

Additionally, elevated interest rates, along with higher vehicle prices, have impacted new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Consumer demand may be further adversely impacted if interest rates continue to increase or are sustained at current levels.

Natural disasters, adverse weather conditions, and public health emergencies can disrupt our business.

Our dealerships operate in geographic areas in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides, wind and/or hailstorms) or other extraordinary events have in the past, and may in the future, disrupt our dealership operations and impair the value of our dealership property. In addition, the occurrence of public health emergencies or other extraordinary events, such as regional epidemics or a global pandemic, such as COVID-19, and the governmental, business, and individuals’ actions in response to the event, particularly with respect to our stores that rely on in-person experiences, could also disrupt our operations. A disruption in our operations may adversely impact our business, results of operations, financial condition, and cash flows.

The automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather events, or public health emergencies may affect the flow of inventory or parts to us or our manufacturing partners. Such disruptions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Intense competition among automotive retailers and new brands may reduce our vehicle sales and profit margins on vehicle sales and related businesses.

Vehicle retailing is a highly competitive business. Our competitors include many publicly and privately-owned dealerships. Our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area and many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices, as well as competitive vehicles we may not sell. We do not have any cost advantage in purchasing new vehicles from manufacturers due to the volume of purchases or otherwise.

Our F&I business and other related businesses, which have higher margins than sales of new and used vehicles, are subject to strong competition from various financial institutions and others.

In addition, new manufacturers with whom we do not have franchises are entering the automotive industry. New companies have raised capital to produce fully electric vehicles or to license battery technology to existing manufacturers. Tesla and Rivian have demonstrated the ability to successfully introduce electric vehicles to the marketplace. Foreign manufacturers from China and India are producing significant volumes of new vehicles and are entering the United States and selecting partners to distribute their products. Because the automotive market in the United States is mature and the overall level of new vehicle sales may not increase in the coming years, the success of new competitors will likely be at the expense of other, established brands. This could have material adverse impact on our success in the future.

Changes to the retail delivery model and increased e-commerce and omnichannel competition could materially adversely affect our business, results of operations, financial condition, and cash flows.

Online and mobile applications have become a more significant part of the sales process in our industry as consumers are increasingly using these platforms to shop for new and used vehicles and vehicle repair and maintenance services. Some of our competition relies on or focuses exclusively on an online e-commerce business model. In addition, larger traditional automotive retailers are transforming their models to support omnichannel retail experiences, providing consumers with vehicle purchasing experiences outside of the traditional brick and mortar automotive dealership model.

In addition, there has been some growth in subscription business models that offer consumers and businesses pay-monthly access to vehicles that often include insurance, maintenance, and roadside assistance, often without a long-term commitment or lease. Other consumer delivery models may develop. We are uncertain as to the long-term effect on consumer delivery models that do no result in vehicle ownership by consumers.

We continue to develop our own technology, omnichannel experiences, and solutions to further expand the reach of the networks of service and delivery points in our geographic markets. We may face increased competition for market share with these other delivery models and omnichannel retailers over time which could materially and adversely affect our results of operations. There can be no assurance that our initiatives will be successful or that the amount we invest in these initiatives will result in our maintaining market share and continued or improved financial performance.

In addition, the growing use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about us or any of our stores could materially damage our retail brands, reputation, and sales channels.

We compete in a dynamic industry, and we may invest significant resources to pursue strategies, develop new offerings, and enter into adjacent businesses that do not prove effective or profitable.

The expectations and behaviors of vehicle customers are shifting as e-commerce and digital technology have become a more significant part of the sales process. We have made and may continue to make significant investments to drive the development of and support of e-commerce and digital technology capabilities, including the launch of Driveway, our e-commerce home solution, and DFC, our in-house consumer financing business. We have also recently invested in a dealer-management technology business and a fleet management business. Changes or additions to our offerings or businesses may not prove sufficiently profitable or attract or engage our customers, and may reduce confidence in our brands, expose us to increased market or legal risks, subject us to new laws and regulations, or otherwise harm our business.

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

Regulatory requirements to reduce emissions in response to climate change, changes in consumer demand toward fuel-efficient vehicles and manufacturers’ commitments to electric vehicles could adversely affect our new and used vehicle sales volumes, F&I and parts and service revenues and our results of operations.

Concerns over the impacts of climate change have led and may continue to lead to governmental initiatives aimed at mitigating those impacts. Consumers may also change their behavior as a result of these concerns, as well as having a preference for vehicles that require less fuel in response to increases in fuel prices.

Certain governments have declared commitments to various electric vehicle and zero emissions goals, such as the state of California’s executive order requiring all new cars and passenger trucks sold in the state to be zero-emission vehicles by 2035. The U.K. government has announced a ban on the sale of gasoline-only engines in new cars and vans after 2030, and beginning in 2035, only electric vehicles will be allowed to be sold. Manufacturers continue to invest in increasing production and quality of electric vehicles, including Battery-Electric Vehicles (BEVs), Hybrid Electric Vehicles, and Plug-in Hybrid Electric Vehicles. These vehicles generally require less maintenance than traditional cars and trucks. The effects of electric-based vehicles on the automotive industry are uncertain and may include reduced after-sales revenues, as well as changes in the level of sales of certain F&I products such as extended warranty programs and lifetime lube, oil, and filter contracts.

Regulations around fuel economy standards and carbon emissions may continue to increase. New requirements may adversely affect any manufacturer’s ability to profitably design, market, produce, and distribute vehicles that comply with such regulations. Our ability to market and sell these vehicles at affordable prices and to finance these inventories could be adversely impacted. These regulations could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Adverse conditions affecting one or more key manufacturers may negatively affect our business, results of operations, financial condition, and cash flows.

We depend on our manufacturers to provide a supply of vehicles that support expected sales levels. Any event that adversely affects a manufacturer’s timely delivery of new vehicles may adversely affect us by reducing our supply of popular new vehicles, leading to lower sales in our stores during those periods than may otherwise occur. For example, the shortage of semiconductor chips and labor disruptions during 2021 and 2022 significantly constrained the supply of new vehicles resulting in reduced sales volumes and increased gross profit margins on retail vehicle sales. As new vehicle availability has improved, gross profit margins have been negatively impacted.

We depend on our manufacturers to deliver high-quality, defect-free vehicles. If a manufacturer experiences quality issues, our sales and financial performance may be adversely impacted. In addition, the discontinuance of a particular brand that is profitable to us could negatively impact our revenues and profitability.
Vehicle manufacturers would be adversely affected by economic downturns or recessions, adverse fluctuations in currency exchange rates, significant declines in the sales of their new vehicles, increases in interest rates, constraints on financing, port closures, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising team member costs, adverse publicity that may reduce consumer demand for their products, product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, or other adverse events. These and other risks could materially adversely affect any manufacturer and limit its ability to profitably design, market, produce or distribute new vehicles, which, in turn, could materially adversely affect our business, results of operations, financial condition, and cash flows.

New vehicles from five manufacturers, Honda, Toyota, Ford, BMW, and Stellantis, represent 25% of our sales. We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, or other issue affecting one or more of these manufacturers.

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

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. For the year ended December 31, 2025, approximately 25% of our aftersales revenue was for work covered by manufacturer warranties or manufacturer-sponsored maintenance services. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our aftersales volume could be adversely affected.

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

Each of our stores operates pursuant to a franchise agreement with each of the respective manufacturers for which it serves as franchisee. Each of our stores may obtain new vehicles from manufacturers, service vehicles, sell new vehicles, and display vehicle manufacturers’ brands only to the extent permitted under these agreements. As a result of the terms of our franchise agreements, manufacturers exert significant control over the day-to-day operations at our stores. Such agreements contain provisions for termination or non-renewal for a variety of causes, including service retention, facility compliance, customer satisfaction, and sales and financial performance. From time to time, certain of our stores have failed to comply with certain provisions of their franchise agreements, and we cannot ensure that our stores will be able to comply with these provisions in the future.

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

Generally, state dealer laws restrict the ability of vehicle manufacturers to directly enter the retail market. Manufacturer lobbying efforts and lawsuits have led to the repeal or revision of these laws. For example, Tesla received a favorable ruling in certain states allowing direct to consumer sales and service. In addition, some states have passed, or may consider introducing, legislation to permit direct to consumer auto sales in certain circumstances, allowing additional electric vehicle manufacturers such as Rivian to enter the market. In 2025, Scout Motors Inc. secured a dealer license in Colorado allowing it to sell vehicles directly to customers until October 2026, providing a temporary but official pathway to engage in direct-to consumer sales, which may serve as a catalyst for the expansion of the direct-to-consumer sales model. If manufacturers obtain the ability to directly retail vehicles in our markets, our role in the auto retail market would change and we could experience a loss of revenue and profits and other negative impacts that have a material adverse effect on our business, results of operations, financial condition, and cash flows.

In addition, other changes by manufacturers to their distribution models may impact our operations in the United Kingdom. Certain manufacturers, such as Honda, Volvo, Volkswagen, Mini, Mercedes-Benz and Smart, have already transitioned to an agency model in the United Kingdom, whereby the consumer places an order directly with the manufacturer and names a preferred delivery dealer. We have such an agency relationship with Mercedes-Benz with our U.K. dealers. Other manufacturers have announced their intentions to transition to an agency model in coming years, including, among others, BMW, Ford, Jeep, Peugeot, Citroen, Jaguar and Land Rover. Under an agency model, our dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold such vehicle in inventory. The agency model will reduce reported revenues (as only the fee we receive, and not the price of the vehicle, will be reported as revenue), reduce SG&A expenses, and reduce floorplan interest expense, although the other impacts to our results of operations remain uncertain. If manufacturers continue to transition to an agency model in the United Kingdom or another new model is implemented in the United Kingdom or other countries and regions in which we operate, including in the United States and Canada, for the sale of electric or other vehicles, it could negatively affect our revenues, results of operations, and financial condition.

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

As of December 31, 2025, we had $5.1 billion of total non-vehicle long-term debt and $6.1 billion of vehicle inventory financing, as well as substantial lease obligations and non-recourse debt under our warehouse facilities and ABS structure. Our substantial indebtedness and lease obligations could have important consequences to us, including the following:

•difficulty satisfying our debt service obligations and maintaining financial covenants, which if we fail to comply with these requirements, an event of default could result;
•limitations on our ability to make acquisitions;
•impaired ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes;
•reduced funds available for our operations and other purposes, as a larger portion of our cash flow from operations would be dedicated to the payment of principal and interest on our indebtedness;
•exposure to the risk of increasing interest rates as certain borrowings are, and will continue to be, at variable rates of interest; and
•increased risk in the event of an economic downturn.

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

We have granted a security interest in a substantial portion of our assets to certain of our lenders and other secured parties, including those under our $6.5 billion syndicated credit facility and $1.1 billion CAD Canadian syndicated credit facility. If we default on our obligations under those agreements, the secured parties may be able to foreclose upon their security interests and otherwise be entitled to obtain or control those assets.

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

Our floor plan notes payable, credit facilities and a portion of our real estate debt are subject to variable interest rates. As of December 31, 2025, 63% of our total debt was variable rate. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition, and cash flows. We may use interest rate derivatives to hedge a portion of our variable rate debt, when appropriate, based upon market conditions. See Note 12 – Derivative Financial Instruments, related to current hedge activity.

We may experience greater credit losses in DFC’s finance receivable portfolio than anticipated, which will create losses for us.

Customers who finance a vehicle purchase or lease a vehicle through a DFC auto loan or lease may be unable to repay the loans based on the original terms and the fair value of the vehicles used as collateral against the loans may not be sufficient to ensure full repayment. Credit and residual value losses are an inherent risk of our finance receivable portfolio and could result in a material adverse effect on our results of operations.

We estimate an allowance for credit losses based on a variety of assumptions about DFC’s portfolio of finance receivables. Although management prepares an estimate it believes appropriate based on available information, this allowance for credit losses may not be a sufficient reserve for loan and lease losses. For example, sudden economic changes such as an economic downturn or a change in consumer spending may result in additional losses incurred that we did not estimate in our original allowance for credit losses. Losses in excess of our allowance for credit losses could have a material adverse effect on our business and results of operations. In addition, finance companies are highly regulated by governmental authorities, as discussed in the risk factors under the heading, “Regulatory Risks.”

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

In addition, securitizing our finance receivable portfolio decreases our credit loss exposure. Market conditions could result in our accumulating a significant portfolio without the ability to, or cost-effectively, securitize a portion of the portfolio.

Technology and Cybersecurity Risks

Technological advances could affect our sales and business.

Technological advances are facilitating the development of driverless vehicles. The eventual timing of availability of driverless vehicles is uncertain due to regulatory requirements, technological hurdles, and uncertain consumer acceptance of these technologies. The effect of driverless vehicles and other technologies that may result in lower vehicle ownership on the automotive industry is uncertain and could include changes in the level of new and used vehicle sales, the price of new vehicles, and the role of franchised dealers, any of which could materially and adversely affect our business.

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

Our internal and third-party systems have been and may in the future be subject to cyber-attacks, viruses, malicious software, ransomware, break-ins, theft, computer hacking, phishing, exploitation of system vulnerabilities or misconfigurations, team member error, or malfeasance or other security breaches or loss of service. We invest in commercially reasonable security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation or loss of services provided by critical business systems, whether by us directly or our third-party service providers, or any other loss of access to such critical business systems, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties or other means. While we have policies and procedures in place for mitigating the impact of a cybersecurity event on our business, which adhere to widely recognized standards for managing cybersecurity risk, these policies and procedures may not ultimately be sufficient or otherwise as effective as intended to eliminate, or in some cases reduce or mitigate, the impact of a cybersecurity event on our business. For example, in June 2024, one of our third-party providers, Global CDK (CDK), suspended information systems used by us in response to a cybersecurity incident impacting CDK. While we activated our cyber incident response procedures as a result of the incident, we still experienced disruption to our business in North America, including to our CDK-hosted dealer management system, which temporarily resulted in declines in same store sales during that time. For more information regarding our cybersecurity policies and procedures, see Item 1C. Cybersecurity.

Regulatory Risks

Our dealerships and our new vehicle sales model may not be protected if U.S. or Canadian state or provincial dealer laws are repealed or weakened, a manufacturer becomes bankrupt, or there is a shift to other sales models.

State and provincial dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Certain U.S. state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without an opportunity to cure or a showing of good cause. In Canada, although laws differ by province, provincial law generally provides that both a manufacturer and dealer each has a common law and statutory duty of good faith and fair dealing in performance and enforcement of any franchise agreement. Disputes are generally handled through the National Automobile Dealer Arbitration Program (NADAP). If a manufacturer wished to terminate a franchise, there is no guaranty that we would win such a dispute. Without the protection of state and provincial dealer laws, it may also be more difficult to renew our franchise agreements upon expiration or on terms acceptable to us.

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

Our financing activities are subject to federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws, and other installment sales laws and regulations. Some jurisdictions regulate finance, documentation, and administrative fees that may be charged in connection with vehicle sales. In recent years, private plaintiffs and state attorneys general in the United States have increased their scrutiny of advertising, sales, and F&I activities in the sale and leasing of motor vehicles. These activities have led many lenders to limit the amounts that may be charged to customers as fee income for these activities. If these or similar activities were to significantly restrict our ability to generate revenue from arranging financing for our customers, we could be adversely affected. Further, the Consumer Finance Protection Board has supervisory authority over certain non-bank lenders, including automotive finance companies, such as our captive auto finance company DFC. The CFPB can use this authority to conduct supervisory examinations or initiate enforcement actions and/or litigation to ensure compliance with various federal consumer protection laws.

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

Import product restrictions, currency valuations, tariffs, U.S. and foreign trade policies and risks may impair our ability to sell vehicles or parts profitably.

A significant portion of the vehicles we sell are manufactured outside of the geographic regions in which we operate, and all of the vehicles we sell include parts manufactured outside of the geographic regions in which we operate. As a result, our operations are subject to customary risks of importing merchandise, including currency fluctuation, import duties or tariffs, exchange rates, trade restrictions, work stoppages, transportation costs, natural or man-made disasters, and general political and socioeconomic conditions in other countries. The United States or the countries from which our products are imported, may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. Changes in U.S. trade policies, including policies intended to penalize foreign manufacturing or imports, and policies of foreign countries in reaction to those changes, could increase the prices we pay for, or limit the supply of, the new vehicles and parts we sell. Any changes that increase the costs of vehicles and parts generally, to the extent passed on to customers, could negatively affect customer demand and our revenues and profitability. If not passed on to our customers, any cost increases will adversely affect our profitability. Any cost increase that disproportionately applies to manufacturers that sell to us could adversely affect our business compared to other vehicle retailers.

Our operations are subject to extensive governmental laws and regulations. If we are found to be in violation of or subject to liabilities under any of these laws, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

We are subject to federal, state, and local laws and regulations in the geographic regions in which we operate, such as those relating to franchising, motor vehicle sales, retail installment sales, leasing, F&I, marketing, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety, as well as consumer financing as discussed above. In addition, with respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. New laws and regulations are enacted on an ongoing basis. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is possible that technical mistakes will be made. These regulations affect our profitability and require ongoing training. Current practices in stores may become prohibited. We are responsible for ensuring that continued compliance with laws is maintained. If there are unauthorized activities, the jurisdictional authorities have the power to impose civil penalties and sanctions, suspend or withdraw dealer licenses or take other actions. These actions could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant damages or injunctive relief.

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

In the United Kingdom, the Financial Conduct Authority (FCA) regulates financial services firms and financial markets, including the practice of dealerships acting as the broker in arranging the financing for vehicle sales. The FCA is investigating the historic use of discretionary commission arrangements amid concerns that this practice may have been unfair to customers. We await the outcome of the FCA’s investigation which is expected sometime in 2026. Any regulatory or judicial outcome that ultimately results in the refund of historical commissions paid to us or that reduces the commissions paid to us could materially and adversely affect us. Similarly, the U.S. Federal Trade Commission recently has attempted to prohibit certain automotive sales and marketing practices and establish significant new dealer disclosure and record-keeping requirements broadly applicable throughout the car-buying process. Depending on the results of ongoing litigation, regulatory review, and the final scope and implementation of the proposed rule, we may be subject to new administrative burdens that would likely increase our costs and could expose us to significant damages, other penalties, and/or adverse publicity.

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

The vehicle industry in the jurisdictions in which we operate is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. Accordingly, a principal component of our growth strategy is to make dealership acquisitions in our existing markets and in new geographic markets. Restrictions by our manufacturers and limitations on our access to capital resources may directly or indirectly limit our ability to acquire additional dealerships. In addition, increased competition for acquisitions, including from other national, regional, and local dealership groups, and other strategic and financial buyers, some of which may have greater financial resources than us, could result in fewer acquisition opportunities for us and higher acquisition prices in the future.

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

We operate dealerships in the United States, the United Kingdom, and Canada. While our operations outside of the United States currently represent 22% of our revenues, our international operations may expand. We face regulatory, operational, political, and economic risks and uncertainties with respect to our international operations that may be different from those in the United States. These risks may include, but are not limited to, the following:
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

Item 1C. Cybersecurity

Assessing, identifying, and managing material risks from cybersecurity threats
We are committed to maintaining cybersecurity practices designed to safeguard our information assets and ensure the confidentiality, integrity, and availability of our operations. We employ a comprehensive risk-based approach to assess, identify, and manage risks arising from cybersecurity threats that could reasonably be expected to materially affect our business, financial condition, results of operations, or reputation. The identification and oversight of material cybersecurity risks is integrated into our enterprise risk management (ERM) program and included in ongoing ERM Committee and Board meetings and reporting.

We complete regular cybersecurity risk assessments to identify potential vulnerabilities and threats, analyzing our infrastructure, systems, and data. Assessments are conducted both internally and by third parties and consider internal and external factors, technological changes, regulatory requirements, and emerging cyber threats. Our cybersecurity program is informed by widely recognized standards for managing cybersecurity risk, including the National Institute of Standards and Technology Cybersecurity Framework, Center for Internet Security Controls and U.K. Cyber Essentials.

We use threat detection and monitoring tools and technologies to identify potential cybersecurity risks. This includes continuous monitoring, mechanisms designed to detect unusual or anomalous activity, to promptly identify any unusual activities or security breaches. Threat intelligence sharing with industry partners helps us stay informed about the latest cybersecurity threats.

We assess cybersecurity risks for their potential impact on our operations, data, financial condition, and reputation. Risks are prioritized based on their severity and likelihood of occurrence before implementing appropriate controls, safeguards, and mitigation measures designed to manage and reduce those risks to acceptable levels.

We have developed a documented information security incident response plan that outlines procedures to be followed in the event of a cybersecurity incident. The plan is periodically tested through tabletop exercises and simulations with incident response team members and includes processes for identification, categorization, escalation and reporting of incidents and remediation, as appropriate. Team members are regularly trained on key cybersecurity subjects to ensure awareness.

While no company can or will be completely immune from cybersecurity threats, especially as they relate to vendors and government agencies that we rely on, we know of no cybersecurity incident that has or is reasonably likely to materially affect us, our business strategy, or our results of operations, or financial condition.

Board of Directors Cybersecurity Oversight
Our Board oversees our cybersecurity and data protection strategy and has designated a director to lead its cybersecurity efforts. Our Board is briefed on our cybersecurity posture, current and future risks and potential incidents or vulnerabilities on a quarterly basis. Board members and executives participate in engagements on cybersecurity, such as simulated cyber incident response and crisis management exercises. Our Board also receives and reviews third-party cybersecurity assessments at least annually, which include assessments of our cyber maturity and cyber risk.

Management’s Assessment and Response to Material Risks from Cybersecurity Threats
Our information security team and its leadership have primary responsibility for assessing and managing cybersecurity risks, within the scope of the overall ERM Committee.

Our Senior Director of Information Security is responsible for identifying, assessing, and managing risks from cybersecurity threats. The Senior Director of Information Security manages our cybersecurity program and receives information regarding cybersecurity incidents and threats from our information security management team, through internal cyber risk management processes. The Senior Director of Information Security reports to the Chief Innovation and Technology Officer (CITO) and provides frequent, up-to-date reporting on cyber risk to our ERM Committee, a cross functional executive-level steering group, which includes the CITO. The ERM Committee meets on a quarterly basis or as necessary to assess and respond to enterprise risks, including cybersecurity, and reports updates to the Board. Management has authority to escalate significant cybersecurity matters to the Board as appropriate.

The Senior Director of Information Security has over 10 years of experience in senior level information security roles, has over 20 years' experience in Fortune 500 enterprise IT roles, and holds Associate and Bachelor Degrees and the Certified Information Security Manager (CISM) Professional certification. The members of our information security management team have extensive experience in technology and security roles, possessing cybersecurity certifications such as Certified Information Systems Security Professional (CISSP), Cisco Certified Network Professional (CCNP) and Global Certified Incident Handler (GCIH).

Item 2. Properties

Our stores and other facilities consist primarily of vehicle showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, vehicle storage lots, parking lots, and offices across the United States, the United Kingdom, and Canada. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own our corporate headquarters in Medford, Oregon, and numerous other properties used in our operations. Certain of our owned properties are mortgaged or secured as part of commitments on our working capital lines of credit. As of December 31, 2025, we had outstanding mortgage debt of $1.0 billion and $2.3 billion committed as part of availability on our working capital lines of credit. We also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant facilities and undeveloped land for future expansion.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE under the symbol LAD. The number of shareholders of record and approximate number of beneficial holders of common stock as of February 25, 2026 was 411 and 113,195, respectively.

Repurchases of Equity Securities
We made the following repurchases of our common stock during the fourth quarter of 2025:

For the full calendar month of	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)
October	574,059	$321.80	573,984	$725,350
November	300,820	295.93	300,663	636,375
December	42,780	346.41	42,780	621,556
Total	917,659	314.47	917,427
(1)232 shares repurchased in the fourth quarter of 2025 were related to tax withholding on the vesting of RSUs.
(2)On June 4, 2024, our Board approved an additional $350 million repurchase authorization of our common stock, in March 2025, our Board approved an additional $350 million repurchase authorization of our common stock, and in August 2025, our Board approved an additional $750 million repurchase authorization of our common stock. These authorizations were in addition to the amounts previously authorized by the Board for repurchase. There is no expiration dates for the share repurchase authorizations.

Stock Performance Graph
The stock performance graph and table that follow compare the cumulative total stockholder return on Lithia Motors, Inc.’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500 Index), and an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive, Asbury Automotive Group, and CarMax for the five years ended December 31, 2025. The peer group indexes utilize the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the S&P 500 Index. All companies in the peer group indexes are weighted in accordance with their market capitalization.(1)

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2025
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2020
2021
2022
2023
2024
2025
Lithia Motors, Inc.
S&P 500 Index - Total Return
Auto Peer Group

	Base Period	Indexed Returns for the Year Ended December 31,
Company/Index	2020	2021	2022	2023	2024	2025
Lithia Motors, Inc.	$100.00	$101.84	$70.64	$114.46	$125.10	$117.15
S&P 500 Index - Total Return	100.00	128.71	105.40	133.10	166.40	196.16
Auto Peer Group	100.00	148.69	112.90	153.08	166.99	146.89
(1)The graph and table assume that $100 was invested on the last day of trading for the calendar year ended December 31, 2020 in Lithia Motors, Inc’s common stock, the S&P 500 Index, and peer group indexes, and that all dividends were reinvested.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. Business, Item 1A. Risk Factors, and our Consolidated Financial Statements and Notes thereto.

Overview
We are a global automotive retailer ranked #124 on the Fortune 500 in 2025. As of February 25, 2026, we offered 54 brands of new vehicles and all brands of used vehicles in 458 stores in the United States, the United Kingdom, and Canada and online at over 400 websites. We offer a wide range of products and services including new and used vehicles, F&I products, and vehicle repair and maintenance aftersales.

Financial Performance

We experienced revenue growth across all major business lines in 2025 compared to 2024, driven by same store growth and complemented by acquisitions. Improvements in same store aftersales and third-party finance and insurance gross profit contributed to total company gross profit growth, partially offset by decreases in new and used vehicle gross profit. On a same store basis, new and used vehicle retail gross profit declined due to lower gross profit per unit as margins continued to normalize toward pre-pandemic levels. The decline in net income was driven by this margin normalization, higher SG&A as a percentage of gross profit, and a higher effective income tax rate, partially offset by lower interest expense.
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

Vehicle Operations

	Year Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions, except per vehicle data)	2025	2024	Change	%	2023	Change	%
Revenues
New vehicle	$18,703.0	$18,322.8	$380.2	2.1%	$15,601.2	$2,721.6	17.4%
Used vehicle	13,371.5	12,628.8	742.7	5.9	10,897.3	1,731.5	15.9
Finance and insurance	1,473.6	1,417.7	55.9	3.9	1,337.0	80.7	6.0
Aftersales	4,086.8	3,818.9	267.9	7.0	3,206.8	612.1	19.1
Total revenues	37,634.9	36,188.2	1,446.7	4.0	31,042.3	5,145.9	16.6

Gross profit
New vehicle	$1,169.2	$1,285.5	$(116.3)	(9.0)%	$1,428.0	$(142.5)	(10.0)%
Used vehicle	733.2	723.7	9.5	1.3	704.8	18.9	2.7
Finance and insurance	1,473.6	1,417.7	55.9	3.9	1,337.0	80.7	6.0
Aftersales	2,357.0	2,134.1	222.9	10.4	1,759.1	375.0	21.3
Total gross profit	5,733.0	5,561.0	172.0	3.1	5,228.9	332.1	6.4

Gross profit margins
New vehicle	6.3%	7.0%	-70 bps		9.2%	-220 bps
Used vehicle	5.5	5.7	-20 bps		6.5	-80 bps
Finance and insurance	100.0	100.0	— bps		100.0	— bps
Aftersales	57.7	55.9	180 bps		54.9	100 bps
Total gross profit margin	15.2	15.4	-20 bps		16.8	-140 bps

Units sold
New vehicle	402,575	406,286	(3,711)	(0.9)%	331,950	74,336	22.4%
Used vehicle retail	425,381	411,925	13,456	3.3	325,764	86,161	26.4

Average selling price per unit (excluding agency)
New vehicle	$47,426	$46,259	$1,167	2.5%	$47,610	$(1,351)	(2.8)%
Used vehicle retail	28,118	27,356	762	2.8	29,378	(2,022)	(6.9)

Average gross profit per unit
New vehicle	$2,904	$3,164	$(260)	(8.2)%	$4,302	$(1,138)	(26.5)%
Used vehicle retail	1,756	1,769	(13)	(0.7)	2,215	(446)	(20.1)
Finance and insurance	1,844	1,813	31	1.7	2,090	(277)	(13.3)
Total vehicle (1)	4,077	4,188	(111)	(2.7)	5,276	(1,088)	(20.6)
(1)Includes the sales and gross profit related to new, used, and F&I and unit sales for new and used retail

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations. Therefore, we have integrated same store measures into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in November 2024 would be included in same store operating data beginning in December 2025, after its first complete comparable month of operations. The fourth quarter operating results for the same store comparisons would include results for that store in only the period of December for both comparable periods.

	Year Ended December 31,
($ in millions, except per vehicle data)			2025 vs. 2024				2024 vs. 2023
	2025	2024	Change	%	2024	2023	Change	%
Revenues
New vehicle	$17,912.0	$17,681.6	$230.4	1.3%	$15,176.8	$15,068.0	$108.8	0.7%
Used vehicle	12,658.5	11,969.4	689.1	5.8	9,500.9	10,443.9	(943.0)	(9.0)
Finance and insurance	1,419.3	1,376.8	42.5	3.1	1,234.9	1,294.6	(59.7)	(4.6)
Aftersales	3,892.0	3,661.6	230.4	6.3	3,163.5	3,079.9	83.6	2.7
Total revenues	35,881.8	34,689.4	1,192.4	3.4	29,076.1	29,886.4	(810.3)	(2.7)

Gross profit
New vehicle	$1,120.0	$1,239.3	$(119.3)	(9.6)%	$1,035.1	$1,377.3	$(342.2)	(24.8)%
Used vehicle	705.6	713.2	(7.6)	(1.1)	612.8	681.1	(68.3)	(10.0)
Finance and insurance	1,419.3	1,376.8	42.5	3.1	1,234.9	1,294.6	(59.7)	(4.6)
Aftersales	2,252.5	2,058.3	194.2	9.4	1,773.5	1,696.5	77.0	4.5
Total gross profit	5,497.4	5,387.6	109.8	2.0	4,656.3	5,049.5	(393.2)	(7.8)

Gross profit margins
New vehicle	6.3%	7.0%	-70 bps		6.8%	9.1%	-230 bps
Used vehicle	5.6	6.0	-40 bps		6.4	6.5	-10 bps
Finance and insurance	100.0	100.0	— bps		100.0	100.0	— bps
Aftersales	57.9	56.2	170 bps		56.1	55.1	100 bps
Total gross profit margin	15.3	15.5	-20 bps		16.0	16.9	-90 bps

Units Sold
New vehicle	385,991	390,779	(4,788)	(1.2)%	326,374	321,964	4,410	1.4%
Used vehicle retail	403,137	389,081	14,056	3.6	300,896	313,731	(12,835)	(4.1)

Average selling price per unit (excluding agency)
New vehicle	$47,382	$46,434	$948	2.0%	$47,387	$47,430	$(43)	(0.1)%
Used vehicle retail	28,078	27,417	661	2.4	28,015	29,219	(1,204)	(4.1)

Average gross profit per unit
New vehicle	$2,902	$3,171	$(269)	(8.5)%	$3,172	$4,278	$(1,106)	(25.9)%
Used vehicle retail	1,784	1,842	(58)	(3.1)	2,085	2,222	(137)	(6.2)
Finance and insurance	1,863	1,842	21	1.1	2,017	2,094	(77)	(3.7)
Total vehicle (1)	4,112	4,269	(157)	(3.7)	4,596	5,275	(679)	(12.9)
(1)Includes the sales and gross profit related to new, used, and F&I and unit sales for new and used retail

New Vehicles
Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, providing used vehicle inventory through trade-ins, arranging of third-party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and parts and service aftersales.
2025 vs. 2024
New vehicle revenue increased 2.1%, resulting from an increase in average selling prices of 2.5%, offset by a decrease in unit sales of 0.9%. Same store new vehicle revenue was primarily impacted by an increase in average selling prices of 2.0%, offset by a decrease in unit sales of 1.2%.

New vehicle gross profit decreased 9.0%, due to a decrease in average gross profit per unit of 8.2% and a decrease in unit sales of 0.9%. On a same store basis, gross profit per new vehicle decreased 8.5%, continuing to normalize to pre-pandemic levels.

2024 vs. 2023
New vehicle revenue increased 17.4%, resulting from an increase in unit sales of 22.4%, offset by a decrease in average selling prices of 2.8%. Same store new vehicle revenue was primarily impacted by a 1.4% increase in unit sales, offset by a decrease in average selling prices of 0.1%.

New vehicle gross profit decreased 10.0%, primarily due to a decrease in average gross profit per unit of 26.5%, partially offset by an increase in unit sales of 22.4%. On a same store basis, gross profit per new vehicle decreased 25.9%.

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

2025 vs. 2024
Used vehicle revenues increased 5.9%, resulting from an increase in retail unit sales of 3.3% and an increase in average selling price per retail unit of 2.8%. On a same store basis, used vehicle revenues increased 5.8%, due to an increase in retail unit sales of 3.6% and an increase in average selling price per retail unit of 2.4%.

The same store revenue increase was primarily driven by an increase in our CPO vehicle category of 10.2% and an increase in our value auto category of 25.3%. The increase in our CPO vehicle category includes an increase in unit sales of 6.7% and an increase in average selling price per vehicle of 3.2%. The increase in our value auto category includes an increase in unit sales of 29.2%, partially offset by a decrease in average selling price per vehicle of 3.0%.

Used vehicle gross profits increased 1.3%, due to an increase in retail unit sales of 3.3%, partially offset by a decrease in average gross profit per retail unit of 0.7%. On a same store basis, used vehicle gross profit decreased 1.1%, due to a decrease in average gross profit per retail unit of 3.1%, partially offset by an increase in retail unit sales of 3.6%.

The same store gross profit decrease was primarily driven by a decrease in core, wholesale, and certified vehicle categories, partially offset by an increase in our value auto category of 28.3% The increase in our value auto category includes an increase in unit sales of 29.2%, partially offset by a decrease in average gross profit per vehicle of 0.7%.

2024 vs. 2023
Used vehicle revenues increased 15.9%, resulting from an increase in retail unit sales of 26.4%, offset by a decrease in average selling price per retail unit of 6.9%. On a same store basis, used vehicle revenues decreased 9.0%, due to a decrease in retail unit sales of 4.1% and a decrease in average selling price per retail unit of 4.1%.

Used vehicle gross profits increased 2.7%, due to an increase in retail unit sales of 26.4%, offset by a decrease in average gross profit per retail unit of 20.1%. On a same store basis, used vehicle gross profit decreased 10.0%, led by a decrease in average gross profit per retail unit of 6.2%.

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

2025 vs. 2024
F&I revenue increased 3.9%, primarily due to increased unit sales related to acquisitions. On a same store basis, F&I revenue increased 3.1%, to $1,863 per unit. This increase was driven by higher finance reserve paid per unit from third-party lenders.

2024 vs. 2023
F&I revenue increased 6.0%, primarily due to increased unit sales related to acquisitions. On a same store basis, F&I revenue decreased 4.6%, to $2,017 per unit.

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

2025 vs. 2024
Aftersales revenue increased 7.0%, primarily driven by increases in customer pay and warranty service work. On a same store basis, aftersales revenue increased 6.3%, primarily driven by an increase in warranty revenue of 13.9% and customer pay of 7.1%.

Aftersales gross profit increased 10.4%, primarily driven by increases in customer pay and warranty service work volume as well as increased gross margins. Same store aftersales gross profit increased 9.4%, driven by an increase in customer pay margins of 120 basis points and an increase in warranty margins of 110 basis points.

2024 vs. 2023
Aftersales revenue increased 19.1%, experiencing growth in all areas, primarily due to acquisition growth. On a same store basis, aftersales revenue and gross profit increased 2.7% and 4.5%, respectively.

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

See Note 19 – Segments of Notes to Consolidated Financial Statements for additional information on Financing Operations income and Note 5 – Finance Receivables of Notes to Consolidated Financial Statements for information on finance receivables, including credit quality.

Selected Financing Operations Financial Information

	Year Ended December 31,
($ in millions)	2025	% (1)	2024	% (1)	2023	% (1)
Interest and fee income	$407.4	9.2%	$340.8	9.3%	$249.4	8.9%
Interest expense	(202.1)	(4.6)	(195.1)	(5.3)	(170.5)	(6.1)
Total interest margin	205.3	4.6	145.7	4.0	78.9	2.8
Lease income	91.6		74.6		19.1
Lease costs	(73.5)		(60.3)		(8.4)
Lease income, net	18.1		14.3		10.7
Provision expense	(97.3)	(2.2)	(106.7)	(2.9)	(98.8)	(3.5)
Other financing operations expenses	(51.5)		(44.9)		(36.7)
Financing operations income (loss)	$74.6		$8.4		$(45.9)

Total average managed finance receivables	$4,421.9		$3,659.9		$2,802.8
(1)Percent of total average managed finance receivables.

DFC Portfolio Information(1)

	Year Ended December 31,
($ in millions)	2025	2024	2023
Loan origination information
Net loans originated	$2,804.1	$2,073.3	$2,118.5
Vehicle units financed	90,977	70,647	70,154
Total penetration rate (2)	14.5%	11.6%	11.0%
Weighted average contract rate	8.6%	9.8%	9.6%
Weighted average credit score (3)	747	738	732
Weighted average FE LTV (4)	94.7%	95.4%	95.5%
Weighted average term (in months)	72	73	73

Loan performance information
Allowance for credit losses as a percentage of ending managed receivables	3.0%	3.2%	3.2%
Net credit losses on managed receivables	74.8	88.0	62.0
Net credit losses as a percentage of total average managed receivables	1.8%	2.5%	2.3%
Past due accounts as a percentage of ending managed receivables (5)	4.2%	4.8%	4.6%
Average recovery rate (6)	45.8%	44.3%	49.6%
(1)Excludes Canadian and U.K. portfolios.
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
(5)Past due is defined as loans that have been on the books greater than or equal to 3 months and are 30 or more days delinquent.
(6)The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.

Financing operations recorded higher income in 2025 compared to 2024, primarily due to increased interest income resulting from the growth of the portfolio and a decreased cost of funds, resulting in an increased interest margin from 4.0% in 2024 to 4.6% in 2025.

The weighted average contract rate on loans originated in 2025 decreased to 8.6%, compared with 9.8% in 2024 as we decreased rates to maintain competitiveness following Federal Reserve rate cuts. Cost of funds decreased due to Federal Reserve rate cuts along with improved execution on ABS transactions and amendments to warehouse facilities. The decrease in provision expense as a percentage of receivables compared to the prior year reflected the increased credit quality of the portfolio as well as a decrease in the percentage of ending managed receivables constituted by the allowance for loan losses. Other financing operations expenses as a percentage of average managed receivables decreased from 2024 despite significant portfolio growth, reflecting improved operational performance and economies of scale.

The decrease in net credit losses reflects the increasing impact of originations under our tightened credit policy, which are becoming a larger portion of the managed portfolio.
Operating Expenses

Selling, General, and Administrative
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions)	2025	2024	Change	%	2023	Change	%
Personnel	$2,480.2	$2,394.3	$85.9	3.6%	$2,163.1	$231.2	10.7%
Rent and facility costs	407.6	371.1	36.5	9.8	273.2	97.9	35.8
Advertising	257.0	250.7	6.3	2.5	248.2	2.5	1.0
Other	799.9	739.1	60.8	8.2	610.3	128.8	21.1
Total SG&A	$3,944.7	$3,755.2	$189.5	5.0%	$3,294.8	$460.4	14.0%

	Year Ended December 31,
			2025 vs. 2024			2024 vs. 2023
As a % of gross profit	2025	2024	Change		2023	Change
Personnel	43.3%	43.1%	20	bps	41.4%	170	bps
Rent and facility costs	7.1	6.7	40		5.2	150
Advertising	4.5	4.5	—		4.7	(20)
Other	13.9	13.2	70		11.7	150
Total SG&A	68.8%	67.5%	130	bps	63.0%	450	bps

2025 vs. 2024
SG&A increased 5.0%, or $189.5 million, primarily due to increased personnel and other costs resulting from our growth through acquisitions. Other expenses in 2025 included acquisition expenses of $17.0 million and $6.7 million of storm related insurance charges. We also recognized a net gain on the disposal of stores of $20.3 million.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit increased across all categories to 68.1% from 66.3% in the prior year.

2024 vs. 2023
SG&A increased 14.0%, or $460.4 million, primarily due to increased personnel costs and other costs which resulted from our growth through acquisitions. Other expenses in 2024 included acquisition expenses of $10.0 million, and $6.1 million of storm related insurance charges, offset by a net gain on the disposal of stores of $8.2 million.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit increased across all categories to 66.1% from 62.3% in the prior year.

SG&A adjusted for non-core charges was as follows:

	Year Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions)	2025	2024	Change	%	2023	Change	%
Personnel	$2,480.2	$2,394.3	$85.9	3.6%	$2,163.1	$231.2	10.7%
Rent and facility costs	407.6	371.1	36.5	9.8	273.1	98.0	35.9
Advertising	257.0	250.7	6.3	2.5	248.2	2.5	1.0
Adjusted other (1)	796.5	731.2	65.3	8.9	594.7	136.5	23.0
Total adjusted SG&A (1)	$3,941.3	$3,747.3	$194.0	5.2%	$3,279.1	$468.2	14.3%

	Year Ended December 31,
			2025 vs. 2024			2024 vs. 2023
As a % of gross profit	2025	2024	Change		2023	Change
Personnel	43.3%	43.1%	20	bps	41.4%	170	bps
Rent and facility costs	7.1	6.7	40		5.2	150
Advertising	4.5	4.5	—		4.7	(20)
Adjusted other (1)	13.8	13.1	70		11.4	170
Total adjusted SG&A (1)	68.7%	67.4%	130	bps	62.7%	470	bps
(1)See “Non-GAAP Reconciliations” for more details.

Floor Plan Interest Expense and Floor Plan Assistance
We have floor plan agreements with both manufacturer-affiliated finance companies and as part of our syndicated credit facilities for certain new and used vehicles. The interest rates on these floor plan notes payable commitments vary by lender and are variable rates.

2025 vs. 2024
Floor plan interest expense decreased $50.6 million, primarily due to lower interest rates and decreases in average vehicle inventory levels throughout the year. Floor plan interest expense decreased 16.8% due to lower interest rates and 1.3% due to decreases in inventory at our stores.

2024 vs. 2023
Floor plan interest expense increased $127.9 million, primarily due to higher interest rates and increases in vehicle inventory levels from acquisitions as well as at existing locations.

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

The following table details the carrying costs for vehicle inventory and include vehicle floor plan interest net of floor plan assistance earned:

	Year Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions)	2025	2024	Change	%	2023	Change	%
Floor plan interest expense	$228.2	$278.8	$(50.6)	(18.1)%	$150.9	$127.9	84.8%
Floor plan assistance (included as an offset to cost of sales)	(168.5)	(170.3)	1.8	1.1	(160.8)	(9.5)	(5.9)
Net vehicle carrying costs (benefit)	$59.7	$108.5	$(48.8)	(45.0)%	$(9.9)	$118.4	1,196.0%

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization related to non-compete agreements.

	Year Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions)	2025	2024	Change	%	2023	Change	%
Depreciation and amortization	$262.4	$245.6	$16.8	6.8%	$195.8	$49.8	25.4%

Acquisition activity contributed to the increases in depreciation and amortization in 2025 compared to 2024 and in 2024 compared to 2023. We acquired approximately $121.8 million and $409.5 million of depreciable property as part of our 2025 and 2024 acquisitions, respectively. Capital expenditures totaled $350.9 million and $351.4 million, respectively, in 2025 and 2024. These investments increased the amount of depreciable assets. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

	Year Ended December 31,
	2025	2024	2023
Operating margin	4.2%	4.3%	5.5%
Operating margin adjusted for non-core charges (1)	4.3	4.4	5.5
(1)See “Non-GAAP Reconciliations” for additional information

2025 vs. 2024
Our operating margin decreased 10 basis points compared to the prior year, driven by a decline in gross profit per new and used unit sold. Adjusting for non-core charges, including acquisition expenses and storm related insurance charges, offset by a net disposal gain on disposal of stores, our operating margin decreased 10 basis points.

2024 vs. 2023
Our operating margin decreased 120 basis points compared to the prior year, driven by an increase in SG&A as a percentage of gross profit. Adjusting for non-core charges, including acquisition expenses, one-time contract buyouts, and storm insurance charges, offset by a net disposal gain on disposal of stores, our operating margin decreased 110 basis points.

Non-Operating Expenses

Asset Impairments
Asset impairments recorded as a component of operations consist of the following:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Franchise value	$5.8	$—	$—
Goodwill	—	—	—
Long-lived assets	—	—	—
Total asset impairments	$5.8	$—	$—

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

In 2025, we recorded asset impairments of $5.8 million related to franchise value (See Note 6 – Goodwill and Franchise Value). No impairment charges were recorded in 2024 or 2023.

See Note 1 – Summary of Significant Accounting Policies, Note 4 – Property and Equipment, Note 6 – Goodwill and Franchise Value, and Note 15 – Fair Value Measurements of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Other Interest Expense
Other interest expense includes interest on debt incurred related to issued senior notes, real estate mortgages, our used and service loaner vehicle inventory financing commitments, and our revolving lines of credit.

	Year Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions)	2025	2024	Change	%	2023	Change	%
Senior notes	$86.7	$76.1	$10.6	13.9%	$76.1	$0.0	—%
Mortgages	60.6	50.8	9.8	19.3	35.8	15.0	41.9
Credit facilities and other	136.7	136.3	0.4	0.3	91.9	44.4	48.3
Capitalized interest	(8.5)	(5.4)	(3.1)	(57.4)	(2.6)	(2.8)	(107.7)
Total other interest expense	$275.5	$257.8	$17.7	6.9%	$201.2	$56.6	28.1%

2025 vs. 2024
The increase in other interest expense was due to the issuance of $600 million in aggregate principal amount of 5.500% senior notes due 2030 issued in September 2025, as well as new mortgages on owned real estate. See also Note 10 – Credit Facilities and Long-Term Debt of Notes to Consolidated Financial Statements for additional information.

2024 vs. 2023
The increase in other interest expense was due to higher interest rates and increased borrowings on our credit facilities.

Other Income, Net
Other income, net primarily includes other income associated with investment income and other non-recurring transactions.

	Year Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions)	2025	2024	Change	%	2023	Change	%
Equity method investment	$(15.1)	$32.8	$(47.9)	NM	$1.7	$31.1	1,829.4%
Foreign currency remeasurement	5.7	(17.6)	23.3	NM	5.1	(22.7)	NM
Net pension benefit	9.4	2.6	6.8	261.5%	2.6	—	—%
Miscellaneous	17.4	21.5	(4.1)	(19.1)%	12.6	8.9	70.6%
Other income, net	$17.4	$39.3	$(21.9)	(55.7)%	$22.0	$17.3	78.6%

2025 vs. 2024
Other income, net decreased $21.9 million in 2025 compared to 2024, primarily as a result of a decrease in equity method investment income, partially offset by foreign currency translation gains.

2024 vs. 2023
Other income, net increased $17.3 million in 2024 compared to 2023, primarily as a result of an increase in equity method investment income, offset by foreign currency translation losses.

Income Tax Provision
Our effective income tax rate was as follows:

	Year Ended December 31,
	2025	2024	2023
Effective income tax rate	25.5%	23.8%	25.7%
Effective income tax rate excluding non-core items (1)	25.1	24.6	25.5
(1)See “Non-GAAP Reconciliations” for more details

Our effective income tax rate was 25.5% for 2025 compared to 23.8% for 2024. Our effective income tax rate was negatively affected by a decrease in general business credits and tax basis differences on divested assets, offset by a reduction in valuation allowance.

Adjusting for non-deductible acquisition costs, tax basis differences on divested assets, and the benefit of transferable federal tax credits during 2025, our effective income tax rate excluding non-core items was 25.1%, an increase of 50 basis points compared to the effective income tax rate excluding non-core items for 2024.

Our effective income tax rate in 2024 was positively affected by an increase in general business credits and a reduction in valuation allowance.

Canada and the U.K. have enacted legislation implementing the OECD’s Pillar Two global minimum tax framework, effective beginning January 1, 2024. Based on the Company’s analysis of Pillar Two provisions, these tax law changes did not have a material effect on our overall effective tax rate.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations:

	Year Ended December 31, 2025
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Asset impairment	Investment loss	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Asset impairment	$5.8	$—	$(5.8)	$—	$—	$—	$—	$—
Selling, general and administrative	3,944.7	20.3	—	—	(6.7)	(17.0)	—	3,941.3
Operating income (loss)	1,594.7	(20.3)	5.8	—	6.7	17.0	—	1,603.9
Other income, net	17.4	—	—	23.8	—	—	—	41.2

Income (loss) before income taxes	$1,108.4	$(20.3)	$5.8	$23.8	$6.7	$17.0	$—	$1,141.4
Income tax (provision) benefit	(282.5)	11.9	(1.5)	(6.0)	(1.7)	(0.8)	(6.1)	(286.7)
Net income (loss)	825.9	(8.4)	4.3	17.8	5.0	16.2	(6.1)	854.7
Net income attributable to non-controlling interest	(6.3)	—	—	—	—	—	—	(6.3)
Net income (loss) attributable to Lithia Motors, Inc.	$819.6	$(8.4)	$4.3	$17.8	$5.0	$16.2	$(6.1)	$848.4

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$32.32	$(0.33)	$0.17	$0.70	$0.20	$0.64	$(0.24)	$33.46
Diluted share count	25.4

	Year Ended December 31, 2024
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Investment gain	Insurance reserves	Acquisition expenses	Premium on redeemable NCI buyout	Tax attribute	Adjusted
Selling, general and administrative	$3,755.2	$8.2	$—	$(6.1)	$(10.0)	$—	$—	$3,747.3
Operating income (loss)	1,568.6	(8.2)	—	6.1	10.0	—	—	1,576.5
Other income (expense), net	39.3	—	(30.2)	—	—	—	—	9.1

Income (loss) before income taxes	$1,071.3	$(8.2)	$(30.2)	$6.1	$10.0	$—	$—	$1,049.0
Income tax (provision) benefit	(255.0)	4.1	7.5	(1.6)	(0.5)	—	(13.1)	(258.6)
Net income (loss)	816.3	$(4.1)	(22.7)	4.5	9.5	—	(13.1)	790.4
Net income attributable to non-controlling interest	(4.8)	—	—	—	—	—	—	(4.8)
Net income attributable to redeemable non-controlling interest	(14.8)	—	—	—	—	11.6	—	(3.2)
Net income (loss) attributable to Lithia Motors, Inc.	$796.7	$(4.1)	$(22.7)	$4.5	$9.5	$11.6	$(13.1)	$782.4

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$29.45	$(0.15)	$(0.84)	$0.17	$0.35	$0.43	$(0.49)	$28.92
Diluted share count	27.1

	Year Ended December 31, 2023
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Investment loss	Insurance reserves	Acquisition expenses	Contract buyouts	Adjusted
Selling, general and administrative	$3,294.8	$31.2	$—	$(5.4)	$(27.2)	$(14.3)	$3,279.1
Operating income (loss)	1,692.4	(31.2)	—	5.4	27.2	14.3	1,708.1
Other income, net	22.0	—	1.7	—	—	—	23.7

Income (loss) before income taxes	$1,362.3	$(31.2)	$1.7	$5.4	$27.2	$14.3	$1,379.7
Income tax (provision) benefit	(350.6)	8.2	(4.0)	(1.4)	(1.0)	(3.8)	(352.6)
Net income (loss)	1,011.7	(23.0)	(2.3)	4.0	26.2	10.5	1,027.1
Net income attributable to non-controlling interest	(6.5)	—	—	—	—	—	(6.5)
Net income attributable to redeemable non-controlling interest	(4.4)	—	—	—	—	—	(4.4)
Net income (loss) attributable to Lithia Motors, Inc.	$1,000.8	$(23.0)	$(2.3)	$4.0	$26.2	$10.5	$1,016.2

Diluted earnings per share attributable to Lithia Motors, Inc.	$36.29	$(0.83)	$(0.08)	$0.15	$0.95	$0.38	$36.86
Diluted share count	27.6

Liquidity and Capital Resources
We manage our liquidity and capital resources in the context of our overall business strategy, continually forecasting and managing our cash, working capital balances, and capital structure to meet the short-term and long-term obligations of our business while maintaining liquidity and financial flexibility. Our free cash flow deployment strategy targets an allocation of 25% to 35% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification, and 40% to 50% in shareholder return in the form of dividends and share repurchases based on current valuation trends in acquisitions relative to stock price performance.

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

Available Sources
Below is a summary of our immediately available funds:

	As of December 31,
($ in millions)	2025	2024	Change	% Change
Cash and cash equivalents	$109.2	$225.1	$(115.9)	(51.5)%
Marketable securities	56.4	53.4	3.0	5.6%
Available credit on the credit facilities	1,359.2	1,075.3	283.9	26.4%
Total current available funds	$1,524.8	$1,353.8	$171.0	12.6%

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Net cash provided by (used in) operating activities	$356.7	$425.1	$(472.4)
Net cash used in investing activities	(1,027.9)	(1,854.4)	(1,270.3)
Net cash provided by financing activities	612.1	907.6	2,409.8

Operating Activities
Cash provided by operating activities decreased $68.4 million in 2025 compared to 2024, primarily as a result of changes in floor plan notes payable, finance receivables, and other assets, partially offset by changes in inventories, trade receivables, and other long-term liabilities and deferred revenue.

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

To better understand the impact of these items, adjusted net cash provided by operating activities, a non-GAAP measure, is presented below:

	Year Ended December 31,
			2025 vs. 2024		2024 vs. 2023
($ in millions)	2025	2024	Change	2023	Change
Net cash provided by (used in) operating activities – as reported	$356.7	$425.1	$(68.4)	$(472.4)	$897.5
Add: Net borrowings on floor plan notes payable: non-trade	191.7	304.8	(113.1)	878.7	(573.9)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(135.4)	(105.5)	(29.9)	(109.2)	3.7
Adjust: Financing receivables activity	878.3	622.4	255.9	1,052.0	(429.6)
Net cash provided by operating activities – adjusted	$1,291.3	$1,246.8	$44.5	$1,349.1	$(102.3)

Inventories are one of the most significant components of our cash flow from operations. As of December 31, 2025, our new vehicle days’ supply was 54 days, or five days lower than our days’ supply as of December 31, 2024. Our days’ supply of used vehicles was 48 days, which was five days lower than our days’ supply as of December 31, 2024. We calculate days’ supply of inventory on-ground inventory unit levels and a 30-day total units sales volume, both at the end of each reporting period. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $1.0 billion and $1.9 billion, respectively, for 2025 and 2024. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Year Ended December 31,
			2025 vs. 2024		2024 vs. 2023
($ in millions)	2025	2024	Change	2023	Change
Capital expenditures	$(350.9)	$(351.4)	$0.5	$(230.2)	$(121.2)
Cash paid for acquisitions, net of cash acquired	(886.4)	(1,248.5)	362.1	(1,185.1)	(63.4)
Cash paid for other investments	(15.3)	(354.7)	339.4	(11.1)	(343.6)
Proceeds from sales of stores	194.0	85.7	108.3	142.9	(57.2)

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

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by these transactions are recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, a non-GAAP measure, as well as certain other acquisition-related information is presented below:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Number of stores acquired	17	146	56
Number of stores opened	7	1	—

Cash paid for acquisitions, net of cash acquired	$(886.4)	$(1,248.5)	$(1,185.1)
Add: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	135.4	105.5	109.2
Cash paid for acquisitions, net of cash acquired – adjusted	$(751.0)	$(1,143.0)	$(1,075.9)

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

Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing Operations segment was as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Cash provided by financing activities, as reported	$612.1	907.6	$2,409.8
Less: Net borrowings on floor plan notes payable: non-trade	(191.7)	(304.8)	(878.7)
Less: Net borrowings on non-recourse notes payable	(364.5)	(403.7)	(1,283.4)
Cash provided by financing activities, as adjusted	$55.9	$199.1	$247.7

Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade and non-recourse notes payable, which are discussed above:

	Year Ended December 31,
			2025 vs. 2024		2024 vs. 2023
($ in millions)	2025	2024	Change	2023	Change
Net borrowings on lines of credit	$408.6	$346.8	$61.8	$324.3	$22.5
Proceeds from the issuance of long-term debt	786.8	408.2	378.6	79.8	328.4
Repurchases of common stock	(960.9)	(365.9)	(595.0)	(48.9)	(317.0)

Borrowing and Repayment Activity
During 2025, we raised net proceeds of $786.8 million through the issuance of debt, and had net borrowings of $408.6 million on our lines of credit. These funds were primarily used for acquisitions, share repurchases and capital expenditures.

Our debt to total capital ratio, excluding floor plan notes payable and non-recourse notes payable, was 52.5% at December 31, 2025 compared to 48.4% at December 31, 2024.

Equity Transactions
During 2025, we repurchased 3,019,951 shares at a weighted average price of $313.73 under our current share repurchase authorization, with $621.6 million remaining for future repurchases.

During 2025, we paid dividends on our common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividends paid ($ in millions)
March 2025	$0.53	$13.9
May 2025	0.55	14.3
August 2025	0.55	13.9
November 2025	0.55	13.2

We evaluate performance and make a recommendation to the Board on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

($ in millions)	Outstanding of December 31, 2025	Remaining available as of December 31, 2025
Floor plan notes payable: non-trade	$3,016.3	$—	(1)
Floor plan notes payable	1,992.6	—
Used and service loaner vehicle inventory financing commitments	1,043.0	15.4	(2)
Revolving lines of credit	1,570.8	1,316.7	(2),(3)
Warehouse facilities	1,251.0	27.1	(2)
Non-recourse notes payable	2,473.9	—
4.625% Senior notes due 2027	400.0	—
3.875% Senior notes due 2029	800.0	—
5.500% Senior notes due 2030	600.0
4.375% Senior notes due 2031	550.0	—
Real estate mortgages, finance lease obligations, and other debt	1,152.1	—
Unamortized debt issuance costs	(27.8)	—	(4)
Total debt	$14,821.9	$1,359.2

Less: Inventory related debt	(6,051.9)
Less: Financing operations related debt	(3,724.9)
Less: Unrestricted cash and cash equivalents	(109.2)
Less: Marketable securities	(56.4)
Less: Availability on used and service loaner financing facilities	(15.4)
Net debt(5)	$4,864.1
(1)As of December 31, 2025, we had a $3.0 billion new vehicle floor plan commitment as part of our USB credit facility, and a $1.1 billion CAD wholesale floorplan commitment as part of our BNS credit facility.
(2)The amounts available on the credit facilities are limited based on borrowing base calculations and fluctuate monthly.
(3)Available credit is based on the borrowing base amount effective as of November 30, 2025. This amount is reduced by $6.4 million for outstanding letters of credit.
(4)Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability. See Note 10 – Credit Facilities and Long-Term Debt of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
(5)Non-GAAP financial measure.

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

Goodwill and Franchise Value
We are required to test our goodwill and franchise value for impairment at least annually on October 1, or more frequently if conditions indicate that an impairment may have occurred. Our reporting units for goodwill impairment testing are North America Vehicle Operations, U.K. Vehicle Operations, and U.S. and Canada Financing Operations. We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2025, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment.

As of December 31, 2025, we had $2.5 billion of goodwill on our balance sheet associated with our reporting units. The annual goodwill impairment analysis resulted in no indications of impairment in 2025, 2024, or 2023.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual legal entity basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2025, we evaluated our indefinite-lived intangible assets using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the individual entity’s franchise value exceeds the carrying amount, the franchise value is not impaired, and the second step is not necessary. If the qualitative assessment determines it is more likely than not that the fair value is less than the carrying amount, then a quantitative valuation of our franchise value is performed. An impairment charge is recorded to the extent the fair value is less than the carrying value.

As of December 31, 2025, we had $2.8 billion of franchise value on our balance sheet. No individual entity accounted for more than 2% of our total franchise value as of December 31, 2025. The annual franchise value impairment analysis, which we perform as of October 1 each year, resulted in indications of impairment at an individual entity. We tested the franchise value for this location, which resulted in an impairment charge of $5.8 million. There were no indications of impairment in 2024 or 2023.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value and/or goodwill related to that manufacturer. No individual manufacturer accounted for more than 17% of our total franchise value as of December 31, 2025.

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

Our variable-rate floor plan notes payable, variable rate mortgage notes payable, and other credit line borrowings subject us to market risk exposure. As of December 31, 2025, we had $9.3 billion outstanding under such agreements at a weighted average interest rate of 5.6% per annum. A 10% increase in interest rates, or 55.8 basis points, would increase annual interest expense by approximately $38.8 million, net of tax, based on amounts outstanding as of December 31, 2025.

As of December 31, 2024, we had $8.7 billion outstanding under such agreements at a weighted average interest rate of 5.8% per annum. A 10% increase in interest rates, or 57.7 basis points, would increase annual interest expense by approximately $38.0 million, net of tax, based on amounts outstanding as of December 31, 2024.

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

As of December 31, 2025, we had $5.6 billion of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between April 1, 2026 and July 1, 2038. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $5.5 billion as of December 31, 2025.

As of December 31, 2024, we had $4.6 billion of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between May 1, 2025 and July 1, 2038. Based on discounted cash flows using then current interest rates for comparable debt, we determined that the fair value of this long-term fixed interest rate debt was approximately $4.4 billion as of December 31, 2024.

Foreign Currency Exchange Risk
We have foreign currency risks related to our foreign subsidiaries’ operating activities denominated in currencies other than the USD, including the CAD and the GBP. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates would have resulted in an $806.8 million and a $794.1 million decrease to our revenues for the years ended December 31, 2025, and 2024, respectively.

Risk Management Policies
Our risk management policies are designed to identify, monitor, and manage exposure to market risks, including interest rate risk and foreign currency exchange rate risk, that may impact future cash flows. We manage interest rate risk by monitoring the mix of fixed-rate and variable-rate debt within our capital structure. We manage foreign currency exchange rate risk by monitoring exposures arising from foreign currency–denominated transactions and obligations and by evaluating available hedging strategies.

We finance our operations and growth through a combination of bank debt, mortgage financing, high-yield debt, and internally generated cash flows. In managing market risk, we monitor our credit ratings and evaluate the cost and availability of financing alternatives and risk management strategies.

We maintain risk management controls to monitor interest rate and foreign exchange exposures associated with our outstanding and forecasted debt obligations and operating cash flows, as well as any related hedging activities. These policies do not permit the use of derivative instruments for speculative purposes.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the 17 stores acquired in 2025, which represented 2% of consolidated total assets as of December 31, 2025 and 1% of consolidated revenues for the year ended December 31, 2025.

Based on our assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2025, which is included in Item 8. Financial Statements and Supplementary Financial Data of this Form 10-K.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2025, is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2025, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes equity securities authorized for issuance as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders	753,536	$—	(1)	2,348,525
Equity compensation plans not approved by shareholders	—	—		—
Total	753,536	$—		2,348,525
(1)There is no exercise price associated with our RSUs.
(2)Includes 1,530,834 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 817,691 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2025, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2025, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Portland, OR, Auditor Firm ID: 185.

Information required by this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2025, is incorporated herein by reference.

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

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Lithia Motors, Inc.	10-Q	001-14733	3.1	07/28/21
3.2	Bylaws of Lithia Motors, Inc.	8-K	001-14733	3.1	02/20/26
4.1	Indenture, dated as of December 9, 2019, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	12/13/19
4.1.1	Form of 4.625% Senior Notes due 2027	8-K	001-14733	4.1	12/13/19
4.2	Indenture, dated as of October 9, 2020, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	10/09/20
4.2.1	Form of 4.375% Senior Notes due 2031	8-K	001-14733	4.1	10/09/20
4.3	Indenture, dated as of May 27, 2021, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	05/27/21
4.3.1	Form of 3.875% senior notes due 2029	8-K	001-14733	4.1	05/27/21
4.4	Indenture, dated as of September 10, 2025, among Lithia Motors, Inc., the Guarantors and the Trustee	8-K	001-14733	4.1	09/10/25
4.4.1	Form of 5.500% senior notes due 2030	8-K	001-14733	4.1	09/10/25
4.7	Description of the Registrant’s Securities under Section 12 of the Exchange Act of 1934	10-K	001-14733	4.7	02/24/25
10.1*	Amended and Restated 2009 Employee Stock Purchase Plan	10-K	001-14733	10-1	02/23/24
10.2*	Lithia Motors, Inc. 2013 Amended and Restated Stock Incentive Plan	DEF 14A	001-14733	Annex A	05/02/13
10.2.1*	RSU Deferral Plan	10-K	001-14733	10.3.1	02/24/12
10.2.2*	Amendment to RSU Deferral Plan	10-K	001-14733	10.2.2	03/02/15
10.2.3*	Restricted Stock Unit (RSU) Deferral Election Form	10-K	001-14733	10.2.3	03/02/15
10.3.1*	Form of Restricted Stock Unit Agreement (Performance-Vesting) for awards in 2023 and 2024	10-K	001-14733	10.3.3	02/24/23
10.3.2*	Form of Restricted Stock Unit Agreement (Time-Vesting) for awards in 2023 and 2024	10-K	001-14733	10.3.4	02/24/23
10.3.3*	Form of Restricted Stock Unit Agreement (Time-Vesting) for awards beginning in 2023 (for Directors)	10-Q	001-14733	10.2	04/28/23
10.3.4*	Form of Restricted Stock Unit Agreement (Performance-Vesting) for awards beginning in 2025	10-K	001-14733	10.3.5	02/24/25
10.3.5*	Form of Restricted Stock Unit Agreement (Time-Vesting) for awards beginning in 2025	10-K	001-14733	10.3.6	02/24/25
10.4*	Lithia Motors, Inc. Short-Term Incentive Plan	8-K	001-14733	10.1	12/22/20

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.5*	Form of Outside Director Nonqualified Deferred Compensation Agreement	10-K	001-14733	10.5	02/24/25
10.6*	Amended and Restated Split-Dollar Agreement	10-K	001-14733	10.17	02/22/13
10.7*	Form of Indemnity Agreement for each Named Executive Officer	8-K	001-14733	10.1	05/29/09
10.8*	Form of Indemnity Agreement for each Non-Management Director	8-K	001-14733	10.2	05/29/09
10.9*	Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan	10-Q	001-14733	10.1	04/29/16
10.9.1*	Amendment to Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan)	10-K	001-14733	10.10.3	02/25/19
10.9.2*	Supplement to the Lithia Motors, Inc. Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan	10-K	001-14733	10.9.2	02/24/25
10.9.3*	Form of Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan - Notice of Discretionary Contribution Award	10-K	001-14733	10.9.3	02/24/25
10.10*	Transition Agreement dated September 14, 2015 between Lithia Motors, Inc. and Sidney B. DeBoer	8-K	001-14733	10.1	09/17/15
10.10.1*	Amendment to Transition Agreement dated January 22, 2019 between Lithia Motors, Inc. and Sidney B. DeBoer	8-K	001-14733	10.1	01/25/19
10.11*	Director Service Agreement effective January 1, 2016 between Lithia Motors, Inc. and Sidney B. DeBoer	8-K	001-14733	10.2	09/17/15
10.12*†	Form of Employment and Change in Control Agreement dated February 4, 2016 between Lithia Motors, Inc. and Bryan B. DeBoer	8-K	001-14733	10.1	02/05/16
10.13	Fourth Amended and Restated Loan Agreement, dated April 29, 2021, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	05/04/21
10.13.1	First Amendment to Fourth Amended and Restated Loan Agreement, dated February 7, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	10-K	001-14733	10.13.1	02/24/23
10.13.2††	Second Amendment to Fourth Amended and Restated Loan Agreement, dated June 2, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	06/08/22
10.13.3	Third Amendment to Fourth Amended and Restated Loan Agreement, dated November 21, 2022, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	10-K	001-14733	10.13.3	02/24/23
10.13.4	Fourth Amendment to Fourth Amended and Restated Loan Agreement, dated February 9, 2023, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	02/15/23
10.13.5	Fifth Amendment to Fourth Amended and Restated Loan Agreement, dated February 23, 2024, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	02/27/24
10.13.6	Sixth Amendment to Fourth Amended and Restated Loan Agreement, dated August 6, 2025, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association.	8-K	001-14733	10.1	08/08/25

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
19	Lithia Motors, Inc. Corporate Policy Regarding Confidential Information and Insider Trading					X
21	Subsidiaries of Lithia Motors, Inc.					X
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
97*	Lithia Motors, Inc. Clawback Policy	10-K	001-14733	97	02/23/24
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes to consolidated financial statements					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.					X
† Substantially similar agreements exist between Lithia Motors, Inc. and each of Michael Cavanaugh, Thomas Dobry, Dianna du Preez, Gary Glandon, George Hines, Cornelis Hogeveen, Christopher S. Holzshu, Edward Impert, Kevin Jarrard, Shawn Kukic, Charles Lietz, Katherine Macaddino, Kris Miller, Tina Miller, Thomas Naso, Bryan Osterhout, Ross Sherman, David Stork, and Boyd Westeren. The “Cash Change in Control Benefits” under the agreements with Michael Cavanaugh, Dianna du Preez, Cornelis Hogeveen, Edward Impert, Kevin Jarrard, Kris Miller, Ross Sherman, and Boyd Westeren provide for 12 months of base salary rather than 24 months.
†† Certain confidential and immaterial terms redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2026	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Bryan B. DeBoer
Bryan B. DeBoer
Chief Executive Officer, President, Director, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2026:

/s/ Bryan B. DeBoer	/s/ Tina Miller
Bryan B. DeBoer	Tina Miller
Chief Executive Officer, President, Director, and Principal Executive Officer	Chief Financial Officer, Senior Vice President, and Principal Accounting Officer

/s/ Sidney B. DeBoer	/s/ Richard J. Bailey Jr.
Sidney B. DeBoer	Richard J. Bailey Jr.
Chairman of the Board and Director	Director

/s/ James E. Lentz	/s/ Stacy C. Loretz-Congdon
James E. Lentz	Stacy C. Loretz-Congdon
Director	Director

/s/ Shauna F. McIntyre	/s/ Cassandra M. McKinney
Shauna F. McIntyre	Cassandra M. McKinney
Director	Director

/s/ Louis P. Miramontes	/s/ Heidi L. O’Neill
Louis P. Miramontes	Heidi L. O’Neill
Director	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and redeemable non-controlling interest, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the Company’s impairment tests over franchise value intangible assets
As disclosed in Note 1 and Note 6 to the consolidated financial statements, the Company had indefinite-lived franchise value intangible assets with a book value of $2,777.4 million as of December 31, 2025. The Company tested its franchise value intangible assets for impairment using a qualitative assessment performed at each individual legal entity level as of October 1, 2025. The Company determined that a $5.8 million impairment existed in 2025.

We identified the assessment of the Company’s qualitative impairment test over franchise value intangible assets for legal entities whose current operating results indicate a higher risk of potential impairment as a critical audit matter. The tests included the qualitative evaluation of factors such as future profitability and

AUDITOR’S REPORT	F-1

comparable dealership divestitures for entities with recent losses, which required especially subjective auditor judgment.

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
February 25, 2026

AUDITOR’S REPORT	F-2

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lithia Motors, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and redeemable non-controlling interest, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired 17 stores during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, these acquired stores’ internal control over financial reporting which represented 2% of assets and 1% of revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these 17 stores.

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

/s/ KPMG LLP

Portland, Oregon
February 25, 2026

AUDITOR’S REPORT	F-4

CONSOLIDATED BALANCE SHEETS
	December 31,
($ in millions)	2025	2024
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$341.8	$402.2
Accounts receivable, net of allowance for doubtful accounts of $6.9 and $2.3	1,134.1	1,237.0
Inventories, net	6,119.6	5,911.7
Other current assets	262.5	223.0
Total current assets	7,858.0	7,773.9

Property and equipment, net of accumulated depreciation of $1,004.9 and $825.5	4,936.0	4,629.9
Operating lease right-of-use assets	717.2	658.7
Finance receivables, net of allowance for credit losses of $143.7 and $123.4	4,755.1	3,868.2
Goodwill	2,476.7	2,115.5
Franchise value	2,777.4	2,550.3
Other non-current assets	1,586.8	1,526.1
Total assets	$25,107.2	$23,122.6

Liabilities and equity
Current liabilities:
Floor plan notes payable	$1,992.6	$2,055.1
Floor plan notes payable: non-trade	3,016.3	2,848.0
Current maturities of long-term debt	64.2	134.0
Current maturities of non-recourse notes payable	69.7	58.1
Trade payables	339.5	333.7
Accrued liabilities	1,214.4	1,122.2
Total current liabilities	6,696.7	6,551.1

Long-term debt, less current maturities	7,274.9	6,119.3
Non-recourse notes payable, less current maturities	2,404.2	2,051.2
Deferred revenue	452.7	414.2
Deferred income taxes	516.3	397.1
Non-current operating lease liabilities	662.1	596.5
Other long-term liabilities	471.9	319.1
Total liabilities	18,478.8	16,448.5

Redeemable non-controlling interest	—	—

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 23.5 and 26.4	—	793.1
Additional paid-in capital	18.1	107.2
Accumulated other comprehensive income (loss)	67.3	(3.6)
Retained earnings	6,517.8	5,753.5
Total stockholders’ equity - Lithia Motors, Inc.	6,603.2	6,650.2
Non-controlling interest	25.2	23.9
Total equity	6,628.4	6,674.1
Total liabilities, redeemable non-controlling interest and equity	$25,107.2	$23,122.6

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-5

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
($ in millions, except per share amounts)	2025	2024	2023
Revenues:
New vehicle	$18,703.0	$18,322.8	$15,601.2
Used vehicle	13,371.5	12,628.8	10,897.3
Finance and insurance	1,473.6	1,417.7	1,337.0
Aftersales	4,086.8	3,818.9	3,206.8
Total revenues	37,634.9	36,188.2	31,042.3
Cost of sales:
New vehicle	17,533.9	17,037.3	14,173.2
Used vehicle	12,638.3	11,905.1	10,192.5
Aftersales	1,729.7	1,684.8	1,447.7
Total cost of sales	31,901.9	30,627.2	25,813.4
Gross profit	5,733.0	5,561.0	5,228.9

Financing operations income (loss)	74.6	8.4	(45.9)

Asset impairments	5.8	—	—
Selling, general and administrative	3,944.7	3,755.2	3,294.8
Depreciation and amortization	262.4	245.6	195.8
Operating income	1,594.7	1,568.6	1,692.4
Floor plan interest expense	(228.2)	(278.8)	(150.9)
Other interest expense	(275.5)	(257.8)	(201.2)
Other income, net	17.4	39.3	22.0
Income before income taxes	1,108.4	1,071.3	1,362.3
Income tax provision	(282.5)	(255.0)	(350.6)
Net income	825.9	816.3	1,011.7
Net income attributable to non-controlling interests	(6.3)	(4.8)	(6.5)
Net income attributable to redeemable non-controlling interest	—	(14.8)	(4.4)
Net income attributable to Lithia Motors, Inc.	$819.6	$796.7	$1,000.8

Basic earnings per share attributable to Lithia Motors, Inc.	$32.38	$29.51	$36.36
Shares used in basic per share calculations	25.3	27.0	27.5

Diluted earnings per share attributable to Lithia Motors, Inc.	$32.32	$29.45	$36.29
Shares used in diluted per share calculations	25.4	27.1	27.6

Cash dividends paid per share	$2.18	$2.09	$1.92

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31,
($ in millions)	2025	2024	2023
Net income	$825.9	$816.3	$1,011.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	92.7	(36.4)	56.5
Pension plan net (loss) gain arising during the period, net of tax benefit (provision) of $8.1, $12.0 and $(10.8)	(24.3)	14.2	(18.4)
Gain (loss) on cash flow hedges, net of tax (provision) benefit of $(0.6), $0.5 and $—	1.8	(1.3)	—
Unrealized gain (loss) on debt securities, net of tax (provision) benefit of $(0.2), $0.0, and $—, respectively	0.7	(0.2)	—
Total other comprehensive income (loss), net of tax	70.9	(23.7)	38.1
Comprehensive income	896.8	792.6	1,049.8

Comprehensive income attributable to non-controlling interest	(6.3)	(4.8)	(6.5)
Comprehensive income attributable to redeemable non-controlling interest	—	(14.8)	(4.4)
Comprehensive income attributable to Lithia Motors, Inc.	$890.5	$773.0	$1,038.9

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-7

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
	Year Ended December 31,
($ in millions)	2025	2024	2023
Total equity, beginning balances	$6,674.1	$6,238.9	$5,210.4

Common stock, beginning balances	793.1	1,100.6	1,082.1
Share-based compensation	31.2	31.1	37.7
Issuance of stock in connection with employee stock purchase plans	27.5	27.3	29.7
Repurchase of common stock, including excise tax	(851.8)	(365.9)	(48.9)
Common stock, ending balances	—	793.1	1,100.6

Additional paid-in capital, beginning balances	107.2	79.9	76.8
Share-based compensation	29.1	27.3	3.1
Repurchase of common stock	(118.2)	—	—
Additional paid-in capital, ending balances	18.1	107.2	79.9

Accumulated other comprehensive (loss) income, beginning balances	(3.6)	20.1	(18.0)
Foreign currency translation adjustment	92.7	(36.4)	56.5
Pension plan net (loss) gain arising during the period, net of tax benefit (provision) of $8.1, $12.0 and $(10.8)	(24.3)	14.2	(18.4)
Unrealized gain (loss) on debt securities, net of tax (provision) benefit of $(0.2), $0.0, $—	0.7	(0.2)	—
Gain (loss) on cash flow hedges, net of tax (provision) benefit of $(0.6), $0.5 and $—	1.8	(1.3)	—
Accumulated other comprehensive income (loss), ending balances	67.3	(3.6)	20.1

Retained earnings, beginning balances	5,753.5	5,013.3	4,065.3
Net income attributable to Lithia Motors, Inc.	819.6	796.7	1,000.8
Dividends paid	(55.3)	(56.5)	(52.8)
Retained earnings, ending balances	6,517.8	5,753.5	5,013.3

Non-controlling interest, beginning balances	23.9	25.0	4.2
Net (distributions) contributions of non-controlling interest	(5.0)	(5.9)	14.3
Net income attributable to non-controlling interest	6.3	4.8	6.5
Non-controlling interest, ending balances	25.2	23.9	25.0

Total equity, ending balances	$6,628.4	$6,674.1	$6,238.9

Redeemable non-controlling interest, beginning balances	$—	$44.0	$40.7
Net distributions of redeemable non-controlling interest	—	(0.1)	(1.1)
Net income attributable to redeemable non-controlling interest	—	14.8	4.4
Redemption of redeemable non-controlling interest	—	(58.7)	—
Redeemable non-controlling interest, ending balances	$—	$—	$44.0

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
($ in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$825.9	$816.3	$1,011.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	5.8	—	—
Depreciation and amortization	323.6	295.3	204.1
Share-based compensation	60.3	58.4	40.8
Net loss (gain) on disposal of other assets	9.3	(8.2)	(3.8)
Net gain on disposal of stores	(20.3)	(8.2)	(31.2)
Investment loss (gain)	14.2	(33.1)	—
Deferred income taxes	94.7	38.2	58.7
Amortization of operating lease right-of-use assets	91.3	94.5	60.5
Decrease (increase) (net of acquisitions and dispositions):
Trade receivables, net	148.2	(9.8)	(222.1)
Inventories	33.3	(260.9)	(863.5)
Finance receivables, net	(878.3)	(622.4)	(1,052.0)
Other assets	(225.0)	(165.1)	(59.2)
(Decrease) increase (net of acquisitions and dispositions):
Floor plan notes payable	(186.1)	194.5	363.7
Trade payables	(7.5)	9.0	(19.9)
Accrued liabilities	14.8	30.8	21.2
Other long-term liabilities and deferred revenue	52.5	(4.2)	18.6
Net cash provided by (used in) operating activities	356.7	425.1	(472.4)
Cash flows from investing activities:
Capital expenditures	(350.9)	(351.4)	(230.2)
Proceeds from sales of assets	30.7	14.5	13.2
Net cash used for other investments	(15.3)	(354.7)	(11.1)
Cash paid for acquisitions, net of cash acquired	(886.4)	(1,248.5)	(1,185.1)
Proceeds from sales of stores	194.0	85.7	142.9
Net cash used in investing activities	(1,027.9)	(1,854.4)	(1,270.3)
Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade, net	191.7	304.8	878.7
Borrowings on lines of credit	16,217.2	13,666.5	12,738.1
Repayments on lines of credit	(15,808.6)	(13,319.7)	(12,413.8)
Principal payments on long-term debt and finance lease liabilities, scheduled	(40.6)	(64.9)	(35.2)
Principal payments on long-term debt and finance lease liabilities, other	(15.7)	(74.3)	(10.6)
Proceeds from issuance of long-term debt	786.8	408.2	79.8
Principal payments on non-recourse notes payable	(1,314.0)	(950.2)	(589.5)
Proceeds from issuance of non-recourse notes payable	1,678.5	1,353.9	1,872.9
Payment of debt issuance costs	(16.0)	(10.7)	(16.7)
Proceeds from issuance of common stock	27.5	27.3	29.7
Repurchase of common stock	(960.9)	(365.9)	(48.9)
Dividends paid	(55.3)	(56.5)	(52.8)
Payments of contingent consideration related to acquisitions	(9.4)	(11.7)	(14.0)
Other financing activities	(69.1)	0.8	(7.9)
Net cash provided by financing activities	612.1	907.6	2,409.8
Effect of exchange rate changes on cash and restricted cash	4.6	(4.5)	33.4
(Decrease) increase in cash and restricted cash	(54.5)	(526.2)	700.5
Cash and restricted cash at beginning of year	445.8	972.0	271.5
Cash and restricted cash at end of year	$391.3	$445.8	$972.0

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Year Ended December 31,
($ in millions)	2025	2024		2023
Reconciliation of cash and restricted cash to the consolidated balance sheets
Cash, restricted cash, and cash equivalents	$109.2	$225.1		$825.0
Restricted cash from collections on finance receivables	232.6	177.1		116.4
Cash and restricted cash	341.8	402.2		941.4
Restricted cash on deposit in reserve accounts, included in other non-current assets	49.5	43.6		30.6
Total cash and restricted cash reported in the Consolidated Statements of Cash Flows	$391.3	$445.8		$972.0

Supplemental cash flow information:
Cash paid during the period for interest	$709.4	$739.7		$514.3
Cash paid during the period for income taxes, net	201.9	242.7		222.1
Floor plan debt paid in connection with store disposals	41.7	20.6		27.4

Non-cash activities:
Contingent consideration in connection with acquisitions	$—	$—		$7.3
Debt assumed in connection with acquisitions	60.7	868.1		401.6
Acquisition of finance leases in connection with acquisitions	—	22.7		45.0
Non-controlling interest recognized in connection with acquisitions	—	—	`	21.1
Right-of-use assets obtained in exchange for lease liabilities	155.1	290.2		150.0
Unsettled repurchases of common stock and excise taxes	9.1	0.1		—

See accompanying notes to consolidated financial statements.

FINANCIAL STATEMENTS	F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
We are the world’s largest global automotive retailer, operating a unique omnichannel ecosystem of comprehensive sales, financing, leasing, and aftersales. In 2025, we were ranked 124 on the Fortune 500. As of December 31, 2025, we operated 455 locations across the United States, the United Kingdom, and Canada representing 54 brands. We connect customers to their mobility needs through seamlessly integrated physical locations, e-commerce platforms, and tailored solutions including captive finance and fleet management. We focus on creating customer loyalty to maximize the potential of each store. This approach enables us to unlock sustained growth by delivering personalized experiences wherever, whenever, and however customers desire.

Basis of Presentation
The accompanying Consolidated Financial Statements reflect the results of operations, the financial position, and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Restricted Cash, and Cash Equivalents
Cash and cash equivalents are defined as cash on hand, cash in bank accounts without restrictions, and highly liquid investments with original maturities of three months or less. Restricted cash consisted of collections of principal, interest and fee payments on finance receivables that are restricted for repayment on borrowings on our securitization facilities before being unrestricted.

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

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels, and betterments is capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2025, 2024, and 2023, we recorded capitalized interest of $8.5 million, $5.4 million and $2.6 million, respectively.

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

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying amount of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment. We test our goodwill for impairment on October 1 of each year. In 2025, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. We have determined the appropriate unit of accounting for testing goodwill for impairment is at our reporting unit level: North America Vehicle Operations, U.K.

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

We test our franchise value for impairment on October 1 of each year. In 2025, we evaluated our franchise value using a qualitative assessment process. If the qualitative factors discussed above determine that it is more likely than not that the fair value of the legal entity’s franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying value, then a quantitative valuation of our franchise value is performed and an impairment would be recorded. See Note 6 – Goodwill and Franchise Value and Note 15 – Fair Value Measurements.

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

Restricted Cash on Deposit in Reserve Accounts
The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors. In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. Restricted cash on deposit in reserve accounts is invested in both FDIC insured bank savings accounts as well as money market securities and is included in “Other non-current assets” on our Consolidated Balance Sheets. Restricted cash on deposit in reserve accounts totaled $49.5 million and $43.6 million at December 31, 2025 and 2024, respectively.

Advertising
We expense production and other costs of advertising as incurred as a component of SG&A expense. Additionally, manufacturer cooperative advertising credits for qualifying, specifically-identified advertising expenditures are recognized as a reduction of advertising expense. Advertising expense and manufacturer cooperative advertising credits were as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Advertising expense, gross	$319.5	$306.9	$302.4
Manufacturer cooperative advertising credits	(62.5)	(56.2)	(54.2)
Advertising expense, net	$257.0	$250.7	$248.2

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

Estimates are also used in our allowance for credit losses, which represents the net credit losses expected over the remaining contractual life of our finance receivables. Because net loss performance can vary substantially over time, estimating net losses requires assumptions about matters that are uncertain. The allowance for credit losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed finance receivables and historical gross loss and recovery trends. Determining the appropriateness of the allowance for credit losses requires management to exercise judgment about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance for credit losses and, therefore, net earnings.

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

New Vehicle and Used Vehicle Sales
Revenue from the sale of a vehicle is recognized at a point in time, as all performance obligations are satisfied when a contract is signed by the customer, financing has been arranged or collectibility is probable, and the control of the vehicle is transferred to the customer. The transaction price for a vehicle sale is specified in the contract with the customer and includes all cash and non-cash consideration. In a vehicle sale, customers often trade in their current vehicle. The trade-in is measured at its stand-alone selling price in the contract, utilizing various third-party pricing sources. There are no other non-cash forms of consideration related to vehicle sales. All vehicle rebates are applied to the vehicle purchase price at the time of the sale and are therefore incorporated into the price of the contract at the time of the exchange. We do not allow the return of new or used vehicles, except where mandated by law.

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

Deferred Revenue
We have contract liabilities related to various products and services sold to our customers. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer.

The amount of revenue recognized related to aftersales contract liabilities is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances associated with aftersales were $501.5 million and $452.2 million as of December 31, 2025, and December 31, 2024, respectively; and we recognized $102.7 million and $95.2 million of revenue in the years ended December 31, 2025, and December 31, 2024, respectively, related to our opening contract liability balances associated with aftersales.

The amount of revenue recognized related to operating lease vehicle contract liabilities is recognized evenly over the life of the related lease contracts. Our contract liability balances associated with operating lease vehicles were $136.4 million and $111.4 million as of December 31, 2025, and December 31, 2024, respectively; and we recognized $50.7 million and $48.4 million of revenue in the years ended December 31, 2025 and December 31, 2024, respectively, related to our opening contract liability balances associated with operating lease vehicles.

Our contract liability balances are included in accrued liabilities and deferred revenue.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. In connection with the preparation of these annual consolidated financial statements, we combined used wholesale revenue with used retail revenue and now present these revenues collectively as Used vehicle revenue. In addition, we combined fleet revenue with new retail revenue and now present these revenues collectively as New vehicle revenue.

These changes were made to better reflect how management evaluates our revenue performance and to improve comparability with industry practice. The reclassifications had no impact on total revenue, gross profit, operating income, net income, or cash flows for any period presented.

NOTES TO FINANCIAL STATEMENTS	F-17

Correction of an Error
We identified an immaterial error related to interest and fee income recognition in our previously issued financial statements for the year ended December 31, 2024. In accordance with FASB ASC 250, Accounting Changes and Error Corrections, we corrected this error by retrospectively revising the affected prior period in these annual consolidated financial statements. The following tables summarize the impact of the correction on our Consolidated Balance Sheet and Consolidated Statement of Operations.

	December 31, 2024
(In millions)	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet
Other current assets	$221.3	$1.7	$223.0
Total current assets	7,772.2	1.7	7,773.9
Finance receivables, net	3,875.2	(7.0)	3,868.2
Total assets	23,127.9	(5.3)	23,122.6
Retained earnings	5,758.8	(5.3)	5,753.5
Total stockholders’ equity - Lithia Motors, Inc.	6,655.5	(5.3)	6,650.2
Total equity	6,679.4	(5.3)	6,674.1
Total liabilities, non-controlling interest, and equity	23,127.9	(5.3)	23,122.6

	For the Year Ended December 31, 2024
(in millions, except per share amounts)	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Operations
Financing operations income (loss)	$15.4	$(7.0)	$8.4
Operating income	1,575.6	(7.0)	1,568.6
Income before income taxes	1,078.3	(7.0)	1,071.3
Income Tax provision	(256.7)	1.7	(255.0)
Net Income	821.6	(5.3)	816.3
Net income attributable to Lithia Motors, Inc.	802.0	(5.3)	796.7
Basic earnings per share attributable to Lithia Motors, Inc.	$29.71	$(0.20)	$29.51
Diluted earnings per share attributable to Lithia Motors, Inc.	$29.65	$(0.20)	$29.45

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. We adopted this pronouncement and made the necessary updates to our disclosures for the year ending December 31, 2025, and, aside from these disclosure changes, the amendments did not have a material effect on our financial statements.

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

NOTES TO FINANCIAL STATEMENTS	F-18

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
($ in millions)	2025	2024
Contracts in transit	$468.6	$497.4
Trade receivables	148.6	166.5
Vehicle receivables	177.6	243.7
Manufacturer receivables	327.9	306.3
Other receivables, current	18.3	25.4
Total accounts receivable	1,141.0	1,239.3
Less: Allowance for doubtful accounts	(6.9)	(2.3)
Total accounts receivable, net	$1,134.1	$1,237.0

The long-term components of accounts receivable were included as a component of other non-current assets in the Consolidated Balance Sheets.

NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE

Inventories
The components of inventories consisted of the following:

	December 31,
($ in millions)	2025	2024
New vehicles	$3,586.1	$3,555.3
Used vehicles	2,266.7	2,085.6
Parts and accessories	266.8	270.8
Total inventories	$6,119.6	$5,911.7

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

	December 31,
($ in millions)	2025	2024
Floor plan notes payable	$1,992.6	$2,055.1
Floor plan notes payable: non-trade	3,016.3	2,848.0
Total floor plan debt	$5,008.9	$4,903.1

See credit facilities discussion in Note 10 – Credit Facilities and Long-Term Debt for more information on our floor plan commitments.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
($ in millions)	2025	2024
Land	$1,553.9	$1,445.0
Building and improvements	2,875.8	2,647.5
Service equipment	289.6	272.7
Furniture, office equipment, signs and fixtures	1,089.0	909.6
	5,808.3	5,274.8
Less accumulated depreciation	(1,004.9)	(825.5)
	4,803.4	4,449.3
Construction in progress	132.6	180.6
Total property and equipment, net	$4,936.0	$4,629.9

NOTES TO FINANCIAL STATEMENTS	F-19

Long-Lived Asset Impairment Charges
We determined no triggering events had occurred for the years ended December 31, 2025, 2024, and 2023.

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

More than 99% of the portfolio is aged less than 60 days past due with less than 1% on non-accrual status. As of December 31, 2025, the allowance for credit losses related to finance receivables was $143.7 million and was included in finance receivables, net. In accordance with ASC Topic 326, the allowance for credit losses is estimated based on our historical write-off experience, current conditions and reasonable and supportable forecasts as well as the value of any underlying assets securing these receivables and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance for credit losses upon the earlier of reaching 120 days past due status, the repossession of the vehicle, or the determination that the account is uncollectible.

Finance Receivables, net

	December 31,
($ in millions)	2025	2024
Asset-backed term funding	$2,954.6	$2,604.9
Warehouse facilities	1,514.8	1,052.0
Other managed receivables	403.4	314.2
Total finance receivables	4,872.8	3,971.1
Accrued interest and fees	26.0	20.5
Less: Allowance for credit losses	(143.7)	(123.4)
Finance receivables, net	$4,755.1	$3,868.2

Finance Receivables by FICO Score

	As of December 31, 2025
	Year of Origination
($ in millions)	2025	2024	2023	2022	2021	Prior to 2021	Total
<599[1]	$42.0	$34.4	$22.7	$12.0	$4.7	$0.5	$116.3
600-699	629.9	369.1	250.9	173.0	45.2	3.3	1,471.4
700-774	784.1	382.1	254.7	168.4	20.4	1.3	1,611.0
775+	810.5	338.5	197.3	102.0	4.8	0.4	1,453.5
Total auto loan receivables	$2,266.5	$1,124.1	$725.6	$455.4	$75.1	$5.5	4,652.2
Other finance receivables (1)							220.6
Total finance receivables							$4,872.8

NOTES TO FINANCIAL STATEMENTS	F-20

	As of December 31, 2024
	Year of Origination
($ in millions)	2024	2023	2022	2021	Prior to 2021	Total
<599[1]	$53.0	$39.7	$22.4	$9.9	$1.4	$126.4
600-699	534.1	406.2	298.8	90.2	8.3	1,337.6
700-774	560.2	402.5	284.9	39.5	3.2	1,290.3
775+	528.1	324.9	176.6	9.1	1.3	1,040.0
Total auto loan receivables	$1,675.4	$1,173.3	$782.7	$148.7	$14.2	3,794.3
Other finance receivables (1)						176.8
Total finance receivables						$3,971.1
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

	Year Ended December 31,		2025 vs. 2024
($ in millions)	2025	2024	$ Change	% Change
Allowance for credit losses at beginning of period	$123.4	$106.4	$17.0	16.0%
Charge-offs	(160.3)	(152.7)	(7.6)	5.0
Recoveries	83.7	63.3	20.4	32.2
Net charge-offs	$(76.6)	$(89.4)	$12.8	(14.3)%
Change in provision due to portfolio size	20.7	17.3	3.4	19.7
Change in provision due to net charge-offs	76.6	89.4	(12.8)	(14.3)
Currency translation	(0.4)	—	(0.4)	—
Sold loans	—	(0.3)	0.3	(100.0)
Allowance for credit losses at end of period	$143.7	$123.4	$20.3	16.5%

See Note 1 – Summary of Significant Accounting Policies for additional information on the allowance for credit losses related to finance receivables.

Charge-off Activity by Year of Origination

	Year Ended December 31,
($ in millions)	2025	2024
2025	$14.2	$—
2024	50.4	15.3
2023	48.1	62.8
2022	33.6	53.5
2021	9.3	17.0
2020	0.5	1.5
Other finance receivables	4.2	2.6
Total charge-offs	$160.3	$152.7

NOTES TO FINANCIAL STATEMENTS	F-21

NOTE 6. GOODWILL AND FRANCHISE VALUE

The following is a roll-forward of goodwill:

($ in millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2023	$1,913.0	$17.6	$1,930.6
Adjustments to purchase price allocations [2]	47.7	—	47.7
Additions through acquisitions [1]	167.0	—	167.0
Reductions through divestitures	(22.1)	—	(22.1)
Currency translation	(6.3)	(1.4)	(7.7)
Balance as of December 31, 2024	2,099.3	16.2	2,115.5
Additions through acquisitions [3]	383.1	—	383.1
Reductions through divestitures	(39.2)	—	(39.2)
Currency translation	16.5	0.8	17.3
Balance as of December 31, 2025	$2,459.7	$17.0	$2,476.7
(1)Our purchase price allocations (PPA) for the 2023 acquisitions were finalized in 2024. As a result, we added $146.6 million of goodwill. Preliminary PPA for a portion of our 2024 acquisitions resulted in adding $20.4 million of goodwill.
(2)Our PPA for a portion of the 2023 acquisitions recognized in 2023 was adjusted and finalized in 2024 upon the completion of our fair value adjustments for assumed contract liabilities, acquired loan portfolio, and contingent consideration, adding $47.7 million of goodwill.
(3)Our PPA for the 2024 acquisitions were finalized in 2025. As a result, we added $348.2 million of goodwill. Preliminary PPA for a portion of our 2025 acquisitions resulted in adding $34.9 million of goodwill. Our PPA for the remaining 2025 acquisitions is preliminary and goodwill is not yet allocated to our segments. These amounts are included as a component other non-current assets until we finalize our purchase accounting. See Note 17 – Acquisitions.

The following is a roll-forward of franchise value:

($ in millions)	Franchise Value
Balance as of December 31, 2023	$2,402.2
Additions through acquisitions[1]	172.5
Reductions through divestitures	(9.5)
Currency translation	(14.9)
Balance as of December 31, 2024	2,550.3
Additions through acquisitions[2]	231.1
Reductions through divestitures	(20.9)
Reductions from impairments[3]	(5.8)
Currency translation	22.7
Balance as of December 31, 2025	$2,777.4
(1)Our PPA for the 2023 acquisitions were finalized in 2024. As a result, we added $172.5 million of franchise value.
(2)Our PPA for the 2024 acquisitions were finalized in 2025. As a result, we added $218.0 million of franchise value. Preliminary PPA for a portion of our 2025 acquisitions resulted in adding $13.1 million of franchise value. Our PPA for the remaining 2025 acquisitions is preliminary and franchise value is not yet recorded. These amounts are included as a component of other non-current assets until we finalize our purchase accounting. See Note 17 – Acquisitions.
(3)In our annual impairment testing (See Note 1 – Summary of Significant Accounting Policies), we determined the franchise value of one underperforming store was not recoverable resulting in an impairment of franchise value of $5.8 million being recorded in the Consolidated Statements of Operations as Asset impairments. Balance as of December 31, 2025 is net of accumulated impairments of this amount only.

NOTE 7. INVESTMENTS

Marketable Securities
Our captive insurance subsidiary invests cash in excess of current needs in marketable securities. The marketable securities are recorded within other current assets in the Consolidated Balance Sheets and consist of debt securities accounted for as available-for-sale (AFS) and equity securities measured at fair value. Changes in the fair value of equity securities are recognized as a component of other income (expense), net in the Consolidated Statements of Operations and unrealized gains (losses) on AFS debt securities are recorded as a component of other comprehensive income (loss), net of tax until the security is sold. See Note 15 – Fair Value Measurements.

NOTES TO FINANCIAL STATEMENTS	F-22

Our equity securities recorded within other current assets in the Consolidated Balance Sheets were $2.4 million as of December 31, 2025 and $2.2 million as of December 31, 2024. Net unrealized gains recognized during the twelve months ended December 31, 2025 and December 31, 2024 on equity securities held at the reporting date were $0.2 million and $0.3 million, respectively.

Marketable debt securities accounted for as AFS were as follows:

	As of December 31, 2025
					Fair Value of Securities with Contractual Maturities
($ in millions)	Amortized Cost	Gross Gains[1]	Gross Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$21.4	$0.2	$—	$21.6	$3.7	$14.5	$3.4
Municipal securities	10.4	0.2	—	10.6	0.1	9.0	1.5
Corporate debt	21.5	0.3	—	21.8	4.0	14.3	3.5
Total	$53.3	$0.7	$—	$54.0	$7.8	$37.8	$8.4
(1)Represents total unrealized gains for securities with net gains in accumulated other comprehensive income as of December 31, 2025.

	As of December 31, 2024
					Fair Value of Securities with Contractual Maturities
($ in millions)	Amortized Cost	Gross Gains[1]	Gross Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$20.4	$—	$(0.2)	$20.2	$3.4	$13.8	$3.1
Municipal securities	10.0	—	—	10.0	1.5	7.0	1.5
Corporate debt	21.0	—	(0.1)	20.9	4.2	13.7	2.9
Total	$51.4	$—	$(0.3)	$51.1	$9.1	$34.5	$7.5
(1)Represents total unrealized losses for securities with net losses in accumulated other comprehensive income as of December 31, 2024.

There were sales of $9.2 million of AFS securities during the twelve months ended December 31, 2025 and no sales in the twelve months ended December 31, 2024.

Equity Method Investments
In 2025, our common stock voting interests in Pinewood Technologies, PLC (PINE.L), a U.K.-based automotive dealership management system provider, increased from 25.50% to 31.95%. The investment is accounted for as an equity method investment, included as a component of “Other non-current assets” on the Consolidated Balance Sheets. The investment is measured at fair value based on quoted market prices, and all fair market value changes in the investment are recorded as unrealized gains or losses as a component of Other (expense) income, net in the Consolidated Statements of Operations. The fair value of our investment was $177.2 million and $100.0 million as of December 31, 2025 and December 31, 2024, respectively. See Note 15 – Fair Value Measurements.

Our investment in Wheels, Inc., an automotive fleet management provider, through LMMH consists of 26.5% of the common stock voting interests accounted for as an equity method investment. The investment is measured at cost plus or minus our share of equity method investee income or loss as a component of “Other non-current assets” in the Consolidated Balance Sheets. The book value of our investment was $222.0 million and $208.2 million as of December 31, 2025 and December 31, 2024, respectively.

We recorded unrealized losses on equity method investments of $15.1 million for the twelve months ended December 31, 2025. Comparatively, we recorded gains on equity method investments of $32.8 million in the same period of 2024 and losses of $1.7 million in the same period 2023.

NOTE 8. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consists primarily of lease contracts for vehicles with individuals and business entities. Assets subject to operating leases are depreciated using the straight-line method over the term of the lease

NOTES TO FINANCIAL STATEMENTS	F-23

to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned.

Net investment in operating leases was as follows:

	December 31,
($ in millions)	2025	2024
Vehicles, at cost (1)	$447.0	$334.4
Accumulated depreciation (1)	(88.9)	(46.4)
Net investment in operating leases	$358.1	$288.0
(1)Vehicles, at cost and accumulated depreciation are recorded in “Other non-current assets” on the Consolidated Balance Sheets.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases
We lease certain dealerships, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. We have elected not to bifurcate lease and non-lease components related to leases of real property.

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

We rent or sublease certain real estate to third parties.

The table below presents the lease-related liabilities and finance lease right-of-use assets recorded on the Consolidated Balance Sheets:

	December 31,
($ in millions)	2025	2024
Operating lease liabilities:
Current portion included in accrued liabilities	$103.2	$97.6
Non-current operating lease liabilities	662.1	596.5
Total operating lease liabilities	765.3	694.1

Finance lease liabilities:
Current portion included in current maturities of long-term debt	2.4	20.6
Long-term portion of lease liabilities in long-term debt	110.0	93.7
Total finance lease liabilities	112.4	114.3
Total lease liabilities	$877.7	$808.4

Finance lease right-of-use assets:
Total finance lease right-of-use assets (1)	$100.8	$114.0
Weighted-average remaining lease term:
Operating leases	11 years	11 years
Finance leases	6 years	7 years
Weighted-average discount rate:
Operating leases	5.65%	5.56%
Finance leases	5.63%	5.64%
(1)Finance lease right-of-use assets included in property and equipment, net of accumulated depreciation.

NOTES TO FINANCIAL STATEMENTS	F-24

The components of lease costs, which were included in our Consolidated Statements of Operations, were as follows:

		Year Ended December 31,
($ in millions)	Classification	2025	2024	2023
Operating lease cost (1)	Selling, general and administrative	$140.0	$135.9	$96.9
Variable lease cost (2)	Selling, general and administrative	7.5	7.4	7.1
Amortization of finance lease right-of-use assets	Depreciation and amortization	3.8	4.4	3.8
Interest on finance lease liabilities	Other interest expense	6.2	5.7	4.1
Sublease income	Selling, general and administrative	(15.3)	(14.0)	(9.0)
Total lease costs		$142.2	$139.4	$102.9
(1)Includes short-term and month-to-month lease costs, which are immaterial.
(2)Variable lease cost generally includes reimbursement for actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased real estate.

As of December 31, 2025, the maturities of our operating and finance lease liabilities were as follows:

($ in millions)	Operating Lease Liabilities	Finance Lease Liabilities
Year Ending December 31,
2026	$132.1	$8.5
2027	119.8	47.6
2028	108.9	5.9
2029	96.8	5.9
2030	90.0	12.9
Thereafter	514.2	66.4
Total minimum lease payments	1,061.8	147.2
Less: present value adjustment	(296.5)	(34.8)
Total lease liabilities	$765.3	$112.4

Charge-Backs for Various Contracts
We have recorded a liability of $202.5 million as of December 31, 2025 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows:

Year Ending December 31,	($ in millions)
2026	$112.8
2027	55.3
2028	24.2
2029	8.3
2030	1.8
Thereafter	0.1
Total	$202.5

Contract Liabilities
We retain the obligation for various contracts sold to our customers and assumed in acquisitions. These amounts are recorded as a contract liability. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2025, we had a contract liability balance of $638.0 million associated with these contracts and estimate the contract liability will be recognized as follows:

Year Ending December 31,	($ in millions)
2026	$176.1
2027	132.8
2028	90.2
2029	62.4
2030	46.8
Thereafter	129.7
Total	$638.0

The contract liability balance is recorded as components of deferred revenue and accrued liabilities in our Consolidated Balance Sheets.

NOTES TO FINANCIAL STATEMENTS	F-25

Self-insurance Programs
We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance, and workers’ compensation insurance. Third parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2025 and 2024, we had liabilities associated with these programs of $113.0 million and $95.6 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

NOTE 10. CREDIT FACILITIES AND LONG-TERM DEBT

Below is a summary of our outstanding balances on credit facilities and long-term debt:

		December 31,
($ in millions)	Maturity Dates	2025	2024
Long-term debt:
Used and service loaner vehicle inventory financing commitments	Various dates through Feb 2029	$1,043.0	$975.3
Revolving lines of credit	Various dates through Feb 2029	1,570.8	1,633.2
Warehouse facilities	Various dates through Dec 2027	1,251.0	834.0
Non-recourse notes payable	Various dates through Mar 2033	2,473.9	2,109.3
4.625% Senior notes due 2027	Dec 2027	400.0	400.0
3.875% Senior notes due 2029	Jun 2029	800.0	800.0
5.500% Senior notes due 2030	Oct 2030	600.0	—
4.375% Senior notes due 2031	Jan 2031	550.0	550.0
Real estate mortgages, finance lease obligations, and other debt	Various dates through Oct 2045	1,152.1	1,085.9
Total long-term debt		9,840.8	8,387.7
Less: unamortized debt issuance costs		(27.8)	(25.1)
Less: current maturities (net of current debt issuance costs)		(133.9)	(192.1)
Long-term debt, net		$9,679.1	$8,170.5

Credit Facilities
US Bank Syndicated Credit Facility
On August 6, 2025 we amended our existing syndicated credit facility (USB credit facility), comprised of 20 financial institutions, including seven manufacturer-affiliated finance companies, maturing February 23, 2029. The amendment increased the total financing commitment and the amount to which the commitment could be further expanded.

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

NOTES TO FINANCIAL STATEMENTS	F-26

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

Commitment	Annual Interest Rate at December 31, 2025
New vehicle floor plan	5.07%
Used vehicle floor plan	5.37%
Service loaner floor plan	5.17%
Revolving line of credit	5.22%

Under the terms of our USB credit facility, we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Bank of Nova Scotia Syndicated Credit Facility
Our syndicated credit agreement with the Bank of Nova Scotia as agent (BNS credit facility) is comprised of six financing institutions, including two manufacturer-affiliated finance companies.

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

Commitment	Annual Interest Rate at December 31, 2025
Wholesale flooring facility	3.60%
Used vehicle flooring facility	3.85%
Daily rental facility	3.80%
Wholesale leasing facility	3.90%
Working capital revolving facility	3.85%

All BNS facilities other than the wholesale flooring facility, which is a demand facility, mature on March 18, 2027. Under the terms of our BNS credit facility, we are subject to compliance with various financial covenants.

Bank of America Revolving Credit Facility
On April 1, 2025, we amended our revolving credit facility agreement with Bank of America. The amendment increased the commitment to £150.0 million GBP. The maturity date is February 22, 2029 and the interest rate on the working capital line of credit is based on the Sterling Overnight Index Average (SONIA) plus 1.45%. The annual interest rate at December 31, 2025 was 5.18%.

JPM Warehouse facility
On December 9, 2025, we amended our securitization facility for our finance receivable portfolio (JPM warehouse facility) with JPMorgan Chase Bank, as administrative agent and account bank, providing initial commitments for borrowings of up to $1.0 billion and extending the maturity to December 9, 2027. The amendment adjusted the interest rate on the JPM warehouse facility varies based on the Daily Simple SOFR rate plus 0.85% to 1.80% and added Wells Fargo Bank as an additional lender.

Mizuho Warehouse facility
On August 1, 2025, we amended our securitization facility for our finance receivable portfolio (Mizuho warehouse facility), with Mizuho Bank Ltd., as administrative agent and account bank, providing initial commitments for

NOTES TO FINANCIAL STATEMENTS	F-27

borrowings of up to $1 billion and extending the maturity to July 30, 2027. The amendment adjusted the interest rate on the Mizuho warehouse facility to the Daily Simple SOFR rate plus 0.85% to 0.95% and added Bank of America as an additional lender.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies and other lenders with direct manufacturer and vendor partnerships for certain new and used vehicles that have not been financed through our new vehicle credit facilities or third-party finance companies. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates ranging from 5.37% to 6.75% as of December 31, 2025. Borrowings from and repayments to manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Floor Plan Notes Payable: Non-Trade
We have floor plan agreements with third-party finance companies for certain new and used vehicles that have not been financed through our new vehicle credit facilities or manufacturer finance companies. The interest rates on these floor plan notes payable non-trade commitments vary by lender and are variable rates ranging from 3.60% to 8.50% as of December 31, 2025. Borrowing from and repayments to third-party finance companies are classified as financing activities in the Consolidated Statements of Cash Flows.

See Note 3 – Inventories and Floor Plan Notes Payable for more information on our floor plan commitments outstanding as of December 31, 2025.

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

In 2025, we issued $1.7 billion in non-recourse notes payable related to quarterly asset-backed term funding transactions. Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of December 31, 2025	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
LAD Auto Receivables Trust 2022-1 Class A-C	29.7	298.1	08/17/22	5.87% to 6.85%	Various dates through Apr 2030
LAD Auto Receivables Trust 2023-1 Class A-D	68.3	479.7	02/14/23	5.59% to 7.30%	Various dates through Jun 2030
LAD Auto Receivables Trust 2023-2 Class A-D	111.7	556.7	05/24/23	5.42% to 6.30%	Various dates through Feb 2031
LAD Auto Receivables Trust 2023-3 Class A-D	112.2	415.4	08/23/23	5.95% to 6.92%	Various dates through Dec 2030
LAD Auto Receivables Trust 2023-4 Class A-D	132.2	421.2	11/15/23	6.10% to 7.37%	Various dates through Apr 2031
LAD Auto Receivables Trust 2024-1 Class A-D	122.7	329.4	02/14/24	5.17% to 6.15%	Various dates through Jun 2031
LAD Auto Receivables Trust 2024-2 Class A-D	192.0	409.6	06/20/24	5.46% to 6.37%	Various dates through Oct 2031
LAD Auto Receivables Trust 2024-3 Class A-D	343.7	614.9	11/15/24	4.52% to 5.18%	Various dates through Feb 2032
LAD Auto Receivables Trust 2025-1 Class A-D	371.0	564.0	02/12/25	4.60% to 5.52%	Various dates through May 2032
LAD Auto Receivables Trust 2025-2 Class A-D	444.7	531.3	08/13/25	4.25% to 5.01%	Various dates through Dec 2032
LAD Auto Receivables Trust 2025-3 Class A-C	545.7	583.2	11/04/25	4.03% to 4.60%	Various dates through Mar 2033
Total non-recourse notes payable	$2,473.9	$5,203.5

NOTES TO FINANCIAL STATEMENTS	F-28

Senior Notes
In 2025, we issued $600.0 million in Senior Notes on September 10, 2025. Below is a summary of outstanding senior notes issued:

($ in millions)	Principal Amount	Earliest Redemption Date	% Currently Redeemable	Current Redemption Price	Maturity Date	Interest Payment Dates
4.625% Senior notes due 2027	$400.0	12/15/22	100%	100.000%	12/15/27	Jun 15, Dec 15
3.875% Senior notes due 2029	800.0	06/01/24	100%	100.969%	06/01/29	Jun 1, Dec 1
5.500% Senior notes due 2030	600.0	10/01/27	40%	105.500%	10/01/30	Apr 1, Oct 1
4.375% Senior notes due 2031	550.0	10/15/25	100%	102.188%	01/15/31	Jan 15, Jul 15
Total senior notes	$2,350.0

Real Estate Mortgages, Finance Lease Obligations, and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 7.6% at December 31, 2025. We have $1,039.5 million in mortgages outstanding as of December 31, 2025, which are payable in various installments through October 1, 2045. As of December 31, 2025, we had fixed interest rates on 59.4% of our outstanding mortgage debt.

We have $112.4 million of finance lease obligations with some of our leased real estate as of December 31, 2025. Interest rates related to this debt ranged from 2.5% to 8.5% at December 31, 2025. The leases have terms extending through August 2037.

Our other debt includes a variety of miscellaneous notes payable and bank overdrafts. The interest rates associated with our other debt ranged from 5.0% to 8.0% at December 31, 2025. This debt, which totaled $0.4 million at December 31, 2025, is due in various installments through April 1, 2027. Bank overdraft activity is included as a component of “Other financing activities” within the Consolidated Statements of Cash Flows.

Future Principal Payments
The schedule of future principal payments associated with real estate mortgages, finance lease liabilities, our senior notes, and other debt as of December 31, 2025 was as follows:

Year Ending December 31,	($ in millions)
2026	$71.6
2027	536.5
2028	124.0
2029	889.4
2030	738.9
Thereafter	1,141.7
Total principal payments	$3,502.1

This table does not include future payments related to revolving lines of credit or non-recourse notes payable.

NOTE 11. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Company-Sponsored Defined Contribution 401(k) Plan
We have a defined contribution 401(k) plan and trust covering substantially all full-time team members. Contributions of $46.8 million, $46.1 million, and $44.0 million were recognized for the years ended December 31, 2025, 2024, and 2023, respectively. Team members may contribute to the plan if they meet certain eligibility requirements.

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

NOTES TO FINANCIAL STATEMENTS	F-29

The following is a summary related to our SERP:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Compensation expense	$1.1	$1.2	$1.3
Total discretionary contribution	$1.2	$1.4	$1.7
Guaranteed annual return	5.50%	5.15%	5.00%

As of December 31, 2025 and 2024, the balance due to participants was $84.5 million and $77.7 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

Company-Sponsored Defined Benefit Pension Plan
In January 2024, we acquired the Pendragon Group Pension Scheme, a company-sponsored defined benefit pension of U.K.-based Pendragon PLC, applicable to a portion of the salaried present and past team members. This plan is in addition to the Jardine Motors Group UK Pension Scheme acquired in 2023. Both pension plans are closed to future accrual.

The following table shows the changes in the benefit obligation, plan assets, and funded status for the pension benefit plans:

	Year Ended December 31,
($ in millions)	2025	2024
Change in projected benefit obligation:
Benefit obligation at beginning of year	$621.9	$170.0
Interest cost	33.2	29.3
Benefit payments	(39.5)	(31.8)
Net transfer in (including the effect of any business combinations/divestitures)	—	465.7
Actuarial loss (gain)	5.5	(44.5)
Exchange rate changes	3.2	33.2
Benefit obligation at end of year	$624.3	$621.9

Change in plan assets:
Fair value of plan assets at beginning of year	$662.8	$185.3
Actual return on plan assets	16.0	(10.3)
Employer contributions	11.8	18.9
Benefit payments	(39.5)	(31.8)
Net transfer in (including effect of any business combinations/divestitures)	—	466.4
Exchange rate changes	3.3	34.3
Fair value of plan assets at end of year	654.4	662.8
Funded status at end of year	$30.1	$40.9

Amounts recognized in Consolidated Balance Sheets:
Other non-current assets	$30.1	$40.9
Net amount recognized	$30.1	$40.9

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax):
Net actuarial loss	$(38.3)	$(5.7)

The benefit obligation for our pension benefit is the projected benefit obligation based upon credited service as of the measurement date.

The December 31, 2025 pension funded status declined primarily due to increased benefit payments and fewer employer contributions.

Net Periodic (Benefit) Cost
Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.

NOTES TO FINANCIAL STATEMENTS	F-30

	Year Ended December 31,
($ in millions)	2025	2024	2023
Interest cost	$33.3	$29.3	$6.2
Expected return on plan assets	(42.7)	(31.9)	(8.8)
Net periodic (benefit) cost	$(9.4)	$(2.6)	$(2.6)

The components of net periodic pension (benefits) cost are included in other income (expense) in the Consolidated Statements of Operations.

Actuarial Assumptions
The weighted-average assumptions used to determine the benefit obligation and net periodic pension cost of our pension plan were as follows:

	Year Ended December 31,
	2025	2024	2023
Actuarial assumption used to determine benefit obligation:
Discount rate	5.55%	5.50%	4.78%
Actuarial assumption used to determine net periodic pension cost:
Jardine Motors Group UK Pension Scheme
Discount rate	5.50%	4.78%	4.86%
Expected return on plan assets	5.42%	5.42%	6.79%
Pendragon Group Pension Scheme
Discount rate	5.50%	4.85%
Expected return on plan assets	4.85%	4.85%

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

NOTES TO FINANCIAL STATEMENTS	F-31

The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored defined benefit pension plans:

	As of December 31,
	2025				2024
($ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Insured assets	$—	$—	$164.7	$164.7	$—	$—	$—	$—
Diversified growth funds	—	—	—	—	—	84.5	—	84.5
Liability driven instrument	—	213.5	—	213.5	—	226.4	—	226.4
Property	—	—	—	—	—	—	28.1	28.1
Credit	—	239.1	16.6	255.7	—	92.3	—	92.3
Private markets	—	—	—	—	—	—	37.8	37.8
Equity	—	—	—	—	—	26.1	—	26.1
Fixed income funds	—	—	—	—	—	—	17.4	17.4
Cash and cash equivalents	19.1	1.4	—	20.5	109.6	40.6	—	150.2
Total	$19.1	$454.0	$181.3	$654.4	$109.6	$469.9	$83.3	$662.8

The Company maintains formal investment policy guidelines for our company-sponsored pension plans. These guidelines are established by the plans’ Trustees, who are responsible for oversight of the investment program, periodic review of investment performance, and compliance with the stated policies and objectives.

The Trustees have appointed external investment managers (Fiduciary Managers) with discretionary authority to manage plan assets and to provide investment advisory services. Asset allocations within and among investment categories are determined from time-to-time by the Fiduciary Managers in accordance with the investment strategy established by the Trustees. The strategy is designed to maximize the probability of meeting the plans’ long-term funding and benefit payment obligations, while maintaining risk within parameters approved by the Trustees.

The Trustees periodically review the investment policy guidelines and target asset allocations and make adjustments as appropriate in response to changes in market conditions, funded status, and liquidity requirements.

The primary investment objectives of the pension plans are:
•to generate returns to meet benefit obligations as they become due;
•to maintain appropriate liquidity to fund benefit payments and plan expenses;
•to manage the risk of asset values diverging from the measurement of plan liabilities, both over the long term and shorter-term periods; and
•to seek to minimize the long-term cost of the plans by achieving appropriate risk-adjusted returns.

To achieve these objectives, the plans’ investment strategy utilizes a diversified portfolio of assets, which may include:
•liability-matching assets, consisting primarily of high-quality corporate bonds and other low-risk fixed income instruments intended to broadly align with changes in the value of plan liabilities;
•secure income assets;
•return-seeking assets, including equities, listed real assets, diversifying strategies, hedge funds, private markets, alternative credit and downside protection strategies;
•a buy-in insurance contract; and
•cash and other money market instruments.

The plans may hold cash and money market instruments from time to time to meet near-term liquidity needs or for risk management purposes.

NOTES TO FINANCIAL STATEMENTS	F-32

The long-term target asset allocations established by the Fiduciary Managers are presented below:

	Pendragon Group Pension Scheme	Jardine Motors Group UK Pension Scheme
Credit	19%	—%
Diversified	5%	—%
Equities	5%	—%
Illiquids	10%	—%
Liability matching	57%	—%
Special purpose investment vehicle	5%	—%
Buy-in insurance contract	—%	100%

In 2025, the Company secured the liabilities of the Jardine Motor Group UK Pension Scheme through the purchase of a buy-in insurance contract. Under the arrangement, the insurer is obligated to make payments to the Scheme that match specified benefit obligations covered by the contract. The Scheme retains certain residual uninsured assets, which are intended to meet any remaining benefit payments or associated obligations. These assets are held in cash in the Trustee bank account or in liquid cash and money market instruments.

We anticipate making pension plan cash contributions of $8.2 million in 2026.

Estimated future benefit payments are as follows for the years indicated:

($ in millions)	Pension Benefit Plans
2026	$38.9
2027	40.1
2028	41.2
2029	41.6
2030	42.5
2031 - 2035	218.0
Total estimated future benefit payments	$422.3

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS

We account for derivative financial instruments by recording the fair value as either an asset or liability in our Consolidated Balance Sheets and recognize the resulting gains or losses as adjustments to accumulated other comprehensive income (loss). We do not hold or issue derivative financial instruments for trading or speculative purposes.

We have entered into four offsetting derivative arrangements that do not qualify for hedge accounting. These are related to a securitization facility, effective October 2, 2020 and June 15, 2021. We purchased and sold offsetting interest rate caps, all of which are 5-years long with notional amounts totaling $298 million. As of December 31, 2025, the balance in all four agreements were offsetting amounts of $0.7 million and were located in other current assets and accrued liabilities, respectively.

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

NOTES TO FINANCIAL STATEMENTS	F-33

Share repurchases under our authorization were as follows:

	Repurchases Occurring in 2025		Cumulative Repurchases as of December 31, 2025
	Shares	Average Price	Shares	Average Price
Share repurchase authorization	3,019,951	$313.73	11,296,964	$223.82

As of December 31, 2025, we had $621.6 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2025, we repurchased 36,822 shares at an average price of $356.74 per share, for a total of $13.1 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with share-based awards does not reduce the number of shares available for repurchase as approved by our Board.

The following is a summary of our repurchases:

	Year Ended December 31,
	2025	2024	2023
Shares repurchased pursuant to repurchase authorizations	3,019,951	1,229,503	142,729
Total purchase price ($ in millions) [1]	$947.5	$348.0	$34.4
Average purchase price per share	$313.73	$283.02	$240.81
Shares repurchased in association with tax withholdings on the vesting of RSUs	36,822	45,989	70,692
1.Price excludes excise taxes imposed under the Inflation Reduction Act of $9.1 million for the twelve months ended December 31, 2025.

Dividends
We declared and paid dividends on our common stock as follows:

Quarter declared	Dividend amount per share	Total amount of dividends paid ($ in millions)
2023
First quarter	$0.42	$11.5
Second quarter	0.50	13.8
Third quarter	0.50	13.8
Fourth quarter	0.50	13.7
2024
First quarter	$0.50	$13.8
Second quarter	0.53	14.4
Third quarter	0.53	14.2
Fourth quarter	0.53	14.1
2025
First quarter	$0.53	$13.9
Second quarter	0.55	14.3
Third quarter	0.55	13.9
Fourth quarter	0.55	13.2

NOTE 14. SHARE-BASED COMPENSATION PLANS

Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan (ESPP) allows for the issuance of 3.0 million shares of our common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. As of December 31, 2025, 817,691 shares were available for purchase pursuant to the ESPP.

Eligible team members are entitled to allocate up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period. Compensation expense related to our ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

NOTES TO FINANCIAL STATEMENTS	F-34

For the year ended December 31, 2025, 103,075 shares were purchased pursuant to the ESPP at a weighted average price per share of $270.18, with weighted average per share discount from market value of $47.69.

Following is information regarding our ESPP:

	Year Ended December 31,
	2025	2024	2023
Cash received related to ESPP purchases ($ in millions)	$27.9	$27.1	$29.3
Tax deductions associated with ESPP disqualifying dispositions ($ in millions)	$2.9	$3.5	$3.9
Weighted average per share discount for compensation expense recognized	$47.69	$44.75	$41.58

Stock Incentive Plan
During 2025, we registered an additional 1.16 million shares to our 2013 Stock Incentive Plan, as amended, (Stock Plan) now allowing for the grant of a total of 4.96 million shares in the form of stock appreciation rights, qualified stock options, non-qualified stock options, RSAs, and RSUs to our officers, key team members, directors, and consultants. The Stock Plan is administered by the Compensation Committee of the Board and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2025, 1,530,834 shares of common stock were available for future grants. As of December 31, 2025, there were no stock appreciation rights, qualified stock options, non-qualified stock options or restricted share awards outstanding.

Restricted Stock Unit Awards
RSU grants vest over a period of time up to four years from the date of grant. RSU activity was as follows:

	RSUs	Weighted average per share grant date fair value
Balance, December 31, 2024	683,184	$317.66
Granted	237,514	356.91
Vested	(93,758)	289.47
Forfeited	(73,404)	325.47
Balance, December 31, 2025	753,536	335.04

We granted 30,355 time-vesting RSUs to members of our Board and team members in 2025. Each grant entitles the holder to receive shares of our common stock upon vesting. A portion of the RSUs vest over three years for team members and vest quarterly for our Board, over their service period.

We granted 207,159 performance and time-vesting RSUs to our team members in 2025. These shares will be earned either over one or three-year performance periods based on attaining various target levels of operational performance, as well as market-based returns. These RSUs will vest in three years or over four years from the grant date.

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

NOTES TO FINANCIAL STATEMENTS	F-35

The assumptions for the valuation of time-vesting RSUs and performance and time-vesting RSUs granted are summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Time-vesting RSUs
Number of shares granted	30,355	44,773	48,872
Grant date fair value per share	$340.35	$305.78	$268.60
Weighted-average assumptions/inputs:
Expected dividend yield	0.6%	0.6%	0.6%
Range of risk-free interest rates	3.6% - 4.3%	3.8% - 4.8%	3.6% - 4.7%

Performance and Time-vesting RSUs
Number of shares granted	207,159	268,764	279,083
Grant date fair value per share	$362.33	$350.38	$313.84
Weighted-average assumptions/inputs:
Expected dividend yield	0.6%	0.6%	0.6%
Range of risk-free interest rates	3.8% - 4.3%	3.9% - 4.8%	3.6% -4.5%

Certain information regarding RSU grant vesting was as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Number of shares vested	93,758	113,077	182,056
Weighted average per share fair value of non-vested shares that vested during the period	$289.47	$234.48	$174.61
Tax deduction realized related to shares that vested during the period ($ in millions)	$21.3	$21.9	$25.8

Share-Based Compensation Expense
Share-based compensation is recognized as a component of SG&A in our Consolidated Statements of Operations. SG&A expense related to all share-based compensation is as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Restricted stock unit awards	$55.4	$53.6	$35.6
Employee stock purchase plan	4.9	4.8	5.2
Total share-based compensation	60.3	58.4	40.8
Tax benefit	(6.1)	(6.0)	(7.6)
Net expense recognized	$54.2	$52.4	$33.2

As of December 31, 2025, unrecognized share-based compensation related to outstanding, but unvested RSUs was $39.6 million , which will be recognized over the remaining weighted average vesting period of 2.1 years.

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

NOTES TO FINANCIAL STATEMENTS	F-36

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

There were no changes to our valuation techniques during the year ended December 31, 2025.

NOTES TO FINANCIAL STATEMENTS	F-37

Below are our assets and liabilities that are measured at fair value on a recurring basis:

	As of December 31
	2025				2024
($ in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recorded at fair value
Marketable securities
Restricted cash - collections	$131.3	$131.3	$—	$—	$97.6	$97.6	$—	$—
Restricted cash - reserve	34.3	34.3	—	—	30.7	30.7	—	—
Total money market funds	$165.6	$165.6	$—	$—	$128.3	$128.3	$—	$—

Equity securities	$2.4	$2.4	$—	$—	$2.2	$2.2	$—	$—

U.S. Treasury	$21.6	$21.6	$—	$—	$20.2	$20.2	$—	$—
Municipal debt	10.6	—	10.6	—	10.0	—	10.0	—
Corporate debt	21.8	—	21.8	—	20.9	—	20.9	—
Total debt securities	$54.0	$21.6	$32.4	$—	$51.1	$20.2	$30.9	$—

Equity method investment
PINE.L	$177.2	$177.2	$—	$—	$100.0	$100.0	$—	$—

Derivatives
Derivative assets	$0.7	$—	$0.7	$—	$4.5	$—	$4.5	$—
Derivative liabilities	0.7	—	0.7	—	4.5	—	4.5	—

Recorded at historical value
Fixed rate debt (1)
4.625% Senior notes due 2027	$400.0	$398.0	$—	$—	$400.0	$385.0	$—	$—
4.375% Senior notes due 2031	550.0	526.6	—	—	550.0	500.5	—	—
3.875% Senior notes due 2029	800.0	770.0	—	—	800.0	732.0	—	—
5.500% Senior notes due 2030	600.0	602.3	—	—	—	—	—	—
Non-recourse notes payable	2,473.9	—	2,489.0	—	2,109.3	—	2,115.7	—
Real estate mortgages and other debt	730.0	—	703.8	—	698.0	—	701.3	—
(1)Excluding unamortized debt issuance cost

Impairment charges related to franchise value of $5.8 million were recorded in the twelve months ended December 31, 2025. No impairment charges were recorded in 2024 or 2023.

NOTES TO FINANCIAL STATEMENTS	F-38

NOTE 16. INCOME TAXES

Income Before Income Taxes
Income from continuing operations before income tax expense:

	Year Ended December 31,
($ in millions)	2025	2024	2023
United States of America	$1,087.0	$1,001.3	$1,273.2
Foreign	21.4	70.0	89.1
Total income from continuing operations before income tax expense	$1,108.4	$1,071.3	$1,362.3

Income Tax Provision
The income tax provision was as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Current:
U.S. Federal	$114.6	$164.2	$207.5
U.S. State and local	53.2	48.7	71.7
Foreign	20.8	1.8	7.4
Total current provision for income taxes	188.6	214.7	286.6
Deferred:
U.S. Federal	77.5	12.4	43.7
U.S. State and local	11.1	12.5	8.1
Foreign	5.3	15.4	12.2
Total deferred provision for income taxes	93.9	40.3	64.0
Total provision for income taxes	$282.5	$255.0	$350.6

At December 31, 2025, we had income taxes receivable of $23.5 million included as a component of Other current assets in our Consolidated Balance Sheets. At December 31, 2024, we had income taxes receivable of $10.4 million included as a component of other current assets in our Consolidated Balance Sheet.

The reconciliation between amounts computed using the federal income tax rate of 21% and our income tax provision is shown in the following tabulation:

	Year Ended December 31,
($ in millions)	2025	%	2024	%	2023	%
Federal tax provision at statutory rate	$232.9	21.0%	$225.1	21.0%	$286.0	21.0%
Domestic U.S. Federal
Tax credits
Discount on transferable credits	(5.3)	(0.5)%	(13.1)	(1.2)%	—	—%
Other	(7.2)	(0.6)%	(9.0)	(0.8)%	(5.3)	(0.4)%
Non-taxable and non-deductible items	6.8	0.6%	5.6	0.5%	9.1	0.7%
Effect of cross-border tax laws	(2.6)	(0.2)%	6.5	0.6%	1.4	0.1%
Change in valuation allowance	(14.1)	(1.3)%	(9.9)	(0.9)%	(3.6)	(0.3)%
Change in unrecognized tax benefits	(0.2)	—%	(0.1)	—%	0.3	—%
Other	(0.2)	—%	(0.4)	—%	(1.4)	(0.1)%
Domestic U.S. state and local taxes, net of federal income tax benefit	50.7	4.6%	48.6	4.5%	63.0	4.6%
Foreign tax effects
Canada	4.5	0.4%	0.2	—%	$0.9	0.1%
United Kingdom	17.2	1.5%	1.5	0.1%	$0.2	—%
Income tax provision	$282.5	25.5%	$255.0	23.8%	$350.6	25.7%

The foreign tax effects include operations in Canada and the United Kingdom. For 2023, 2024, and 2025, state and local income taxes in California, New Jersey, and Oregon comprise the majority of the Domestic U.S. state and local taxes, net of federal income tax benefit category.

NOTES TO FINANCIAL STATEMENTS	F-39

Deferred Taxes
Individually significant components of the deferred tax assets and (liabilities) are presented below:

	December 31,
($ in millions)	2025	2024
Deferred tax assets:
Deferred revenue and cancellation reserves	$152.4	$113.6
Allowances and accruals	91.4	81.8
Lease liability	197.2	173.5
Credits and other	29.7	23.2
Net operating losses	49.3	45.7
Capital loss	15.9	30.5
Valuation allowance	(59.2)	(70.6)
Total deferred tax assets	476.7	397.7

Deferred tax liabilities:
Inventories	(51.9)	(53.2)
Goodwill	(411.0)	(317.8)
Property and equipment, principally due to differences in depreciation	(271.9)	(188.4)
Right of use asset	(184.4)	(165.7)
Prepaid expenses and other	(73.8)	(69.7)
Total deferred tax liabilities	(993.0)	(794.8)
Total	$(516.3)	$(397.1)

As of December 31, 2025, we had net operating loss (NOL) carryforwards and capital loss carryforwards totaling approximately $65.2 million. Of these carryforwards, approximately $43.3 million will expire, if not utilized, in various years through 2045. The remaining carryforwards have no expiration.

We consider whether our deferred tax assets are more likely than not to be realized. This evaluation considers all sources of future taxable income, including prior carryback capacity, the expected reversal of temporary differences, projected operating income, and available tax-planning strategies. If conditions change and recovery becomes more likely than not, we reverse the valuation allowance, with the impact recognized in the income statement.

As of December 31, 2025, we had a $59.2 million valuation allowance on deferred tax assets associated primarily with state net operating loss carryforwards and foreign capital loss carryforwards.

We have asserted that the earnings of our Canadian subsidiaries will be indefinitely reinvested to ensure there is sufficient working capital to expand our operations in Canada. The amount of unremitted earnings and the related deferred tax liability are not material. We do not intend to indefinitely reinvest the earnings of our U.K. subsidiaries, however, no deferred tax liability has been recorded for foreign withholding taxes due to a 0% treaty rate on dividends.

Income Taxes Paid
Tax payments, net of refunds, was as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Jurisdiction
U.S. Federal	$136.0	$202.9	$137.8
U.S. State and local
Oregon	13.4	9.7	16.0
California	14.6	6.7	17.7
New Jersey	8.1	4.4	10.1
Other	27.9	15.6	32.6
Foreign	1.9	3.4	7.9
Total income taxes paid	$201.9	$242.7	$222.1

NOTES TO FINANCIAL STATEMENTS	F-40

Unrecognized Tax Benefits
The following is a reconciliation of our unrecognized tax benefits for December 31, 2025, 2024, and 2023:

($ in millions)
Balance, December 31, 2022	$0.6
Increase related to tax positions taken - current year	0.3
Balance, December 31, 2023	0.9
Increase related to tax positions taken - current year	—
Balance, December 31, 2024	0.9
Decrease related to tax positions taken - prior year	(0.3)
Balance, December 31, 2025	$0.6

Open tax years at December 31, 2025 included the following:

U.S. Federal	2022 - 2025
U.S. States (29)	2021 - 2025
Canada	2022 - 2025
United Kingdom	2022 - 2025

NOTE 17. ACQUISITIONS

In 2025, we completed the following acquisitions:
•In January 2025, Stohlman Subaru in Virginia.
•In March 2025, Elk Grove Subaru in California.
•In June 2025, Collierville Mercedes-Benz in Tennessee.
•In June 2025, Jackson Mercedes-Benz in Mississippi.
•In August 2025, Manchester Renault and Dacia in the United Kingdom.
•In September 2025, Acura of Palm Beach and West Palm Beach Hyundai and Genesis in Florida.
•In October 2025, Stivers Decatur Subaru in Georgia.
•In October 2025, Anaheim Hyundai, Garden Grove Hyundai and Huntington Beach Hyundai in California.
•In October 2025, Hatfields Jaguar & Land Rover Motor Group in the United Kingdom.
•In November 2025, Santa Monica Audi and Beverly Hills Porsche in California.
•In December 2025, Fines Ford Lincoln in Canada.

Revenue and operating income contributed by the 2025 acquisitions subsequent to the date of acquisition were as follows:

Year Ended December 31,
($ in millions)	2025
Revenue	$464.9
Operating income	16.4

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

NOTES TO FINANCIAL STATEMENTS	F-41

The following tables summarize the consideration paid for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date:

	Year Ended December 31,
($ in millions)	2025	2024
Cash paid, net of cash acquired	$886.4	$1,248.5
Total consideration transferred	$886.4	$1,248.5

	Year Ended December 31,
($ in millions)	2025	2024
Accounts receivables, net	$13.2	$119.0
Inventories, net	262.1	1,017.6
Property and equipment	233.3	581.4
Operating lease right-of-use assets	98.9	262.7
Goodwill	34.8	20.6
Franchise value	13.1	—
Net investment in operating leases	—	181.5
Other assets	413.3	576.0
Floor plan notes payable assumed	(60.7)	(868.1)
Trade payables	(3.4)	(39.6)
Debt and finance lease obligations assumed	—	(22.7)
Deferred taxes, net	(1.1)	20.5
Operating lease liabilities	(98.9)	(286.2)
Other liabilities and deferred revenue	(18.2)	(314.2)
Total net assets acquired and liabilities assumed	$886.4	$1,248.5

The PPA for the 2025 acquisitions is preliminary as we have not obtained all of the detailed information to finalize the opening balance sheet related to real estate purchased, leases and contract liabilities assumed, deferred taxes, and the allocation of franchise value and goodwill to each reporting unit. Management has recorded the purchase price allocations based on the information that is currently available.

We expect all of the goodwill related to U.S. acquisitions completed in 2025 to be deductible for U.S. federal income tax purposes. Due to local country laws, we do not expect goodwill related to U.K. acquisitions completed in 2025 to be deductible for U.K. income tax purposes.

The PPA for the 2024 acquisitions was finalized in 2025, including amounts posted to real estate, franchise value, and goodwill, reducing the amounts posted to “Other assets” shown in the table above. We account for franchise value as an indefinite-lived intangible asset.

We recognized $17.0 million and $10.0 million, respectively, in acquisition related expenses as a component of SG&A in the Consolidated Statements of Operations in 2025 and 2024, respectively.

The following unaudited pro forma summary presents consolidated information as if the acquisitions had occurred on January 1 of the year:

	Year Ended December 31,
($ in millions, except for per share amounts)	2025	2024
Revenue	$39,121.7	$38,240.8
Net income	840.3	839.7
Basic net income per share	33.20	31.10
Diluted net income per share	33.14	31.04

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

NOTES TO FINANCIAL STATEMENTS	F-42

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

The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

	Year Ended December 31,
($ in millions, except for per share amounts)	2025	2024	2023
Net income attributable to Lithia Motors, Inc. and applicable to common stockholders	$819.6	$796.7	$1,000.8

Weighted average common shares outstanding – basic	25.3	27.0	27.5
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.1	0.1	0.1
Weighted average common shares outstanding – diluted	25.4	27.1	27.6

Basic earnings per share attributable to Lithia Motors, Inc.	$32.38	$29.51	$36.36
Diluted earnings per share attributable to Lithia Motors, Inc.	$32.32	$29.45	$36.29

The effects of antidilutive securities on common stock was evaluated for the years ended 2025, 2024, and 2023 and determined to be immaterial.

NOTE 19. SEGMENTS

As of December 31, 2025, we had two reportable segments: Vehicle Operations and Financing Operations. Our Vehicle Operations consists of all aspects of our auto merchandising and service operations, including our retail automotive, recreational vehicles, and motorcycle franchises that sell new vehicles, used vehicles, parts, repair and maintenance services, and vehicle F&I products. Vehicle Operations excludes financing provided by our Financing Operations. Our Financing Operations segment provides financing to customers buying and leasing retail vehicles from our Vehicle Operations.

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

NOTES TO FINANCIAL STATEMENTS	F-43

Certain financial information including significant expense detail on a segment basis is as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Vehicle operations
Total revenue	$37,634.9	$36,188.2	$31,042.3

Total gross profit	5,733.0	5,561.0	5,228.9
Floor plan interest expense	(228.2)	(278.8)	(150.9)
Personnel expense	(2,123.7)	(2,056.0)	(1,850.0)
Rent and facility expense	(745.7)	(701.2)	(552.1)
Advertising expense	(289.8)	(277.4)	(271.7)
Other vehicle operations expenses[1]	(1,121.5)	(1,047.1)	(808.8)
Vehicle operations income	1,224.1	1,200.5	1,595.4

Financing operations
Interest and fee income	407.4	340.8	249.4
Interest expense	(202.1)	(195.1)	(170.5)
Total interest margin	205.3	145.7	78.9
Lease income	91.6	74.6	19.1
Lease costs	(73.5)	(60.3)	(8.4)
Lease income, net	18.1	14.3	10.7
Provision expense	(97.3)	(106.7)	(98.8)
Other financing operations expenses[2]	(51.5)	(44.9)	(36.7)
Financing operations income (loss)	74.6	8.4	(45.9)

Total segment income for reportable segments	1,298.7	1,208.9	1,549.5

Corporate and other[3]	330.2	326.5	187.8
Depreciation and amortization	(262.4)	(245.6)	(195.8)
Other interest expense	(275.5)	(257.8)	(201.2)
Other income, net	17.4	39.3	22.0
Income before income taxes	$1,108.4	$1,071.3	$1,362.3
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
(3)Corporate and other includes management fee income.

NOTES TO FINANCIAL STATEMENTS	F-44

The following table presents revenue and assets by geographic area:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Revenue from external customers:
United States	$29,554.4	$28,247.0	$27,979.6
United Kingdom	6,914.1	6,788.5	1,904.6
Canada	1,166.4	1,152.7	1,158.1
Total revenue from external customers	$37,634.9	$36,188.2	$31,042.3

	As of December 31,
($ in millions)	2025	2024
Long-lived assets:
United States	$4,593.6	$4,263.0
United Kingdom	1,163.2	1,073.2
Canada	254.5	240.4
Total long-lived assets	$6,011.3	5,576.6

Total assets:
United States	$20,392.9	$18,872.9
United Kingdom	3,676.9	3,297.9
Canada	1,037.4	951.8
Total assets	$25,107.2	23,122.6

NOTES TO FINANCIAL STATEMENTS	F-45