Form 10-Q
period 2026-06-30
LITHIA MOTORS INC
filed 2026-07-29
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 29, 2026, there were 21,983,116 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

GLOSSARY	1

GLOSSARY OF DEFINITIONS
The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
AFS	Available-for-sale
ASC	Accounting Standards Codification
ASU	Accounting standards update
Board	Board of directors
BNS	The Bank of Nova Scotia
BPS	Basis points
CAD	Canadian Dollar ($)
CORRA	Canadian Overnight Repo Rate Average
CPO	Certified pre-owned
DFC	Driveway Finance Corporation
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
LAD	Lithia and Driveway
LMMH	Lithia Marubeni Mobility Holdings
NCI	Non-controlling interest
NM	Not meaningful
NYSE	New York Stock Exchange
PINE.L	Pinewood Technologies Group PLC
PPA	Purchase price allocation
RSU	Restricted stock units
SEC	Securities and Exchange Commission
SG&A	Selling, general, and administrative
SOFR	Secured Overnight Financing Rate
U.K.	United Kingdom
U.S.	United States of America
USB	US Bank National Association
YTD	Year-to-date

CONSOLIDATED FINANCIAL STATEMENTS	2

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$363.9	$341.8
Accounts receivable, net of allowance for doubtful accounts of $5.7 and $6.9	1,124.9	1,134.1
Inventories, net	6,516.8	6,119.6
Other current assets	267.7	262.5
Total current assets	8,273.3	7,858.0

Property and equipment, net of accumulated depreciation of $1,094.9 and $1,004.9	5,031.6	4,936.0
Operating lease right-of-use assets	710.3	717.2
Finance receivables, net of allowance for credit losses of $153.4 and $143.7	5,281.6	4,755.1
Goodwill	2,538.8	2,476.7
Franchise value	2,781.7	2,777.4
Other non-current assets	1,628.5	1,586.8
Total assets	$26,245.8	$25,107.2

Liabilities and equity
Current liabilities:
Floor plan notes payable	$1,986.2	$1,992.6
Floor plan notes payable: non-trade	4,401.2	3,016.3
Current maturities of long-term debt	93.0	64.2
Current maturities of non-recourse notes payable	52.5	69.7
Trade payables	486.9	339.5
Accrued liabilities	1,229.1	1,214.4
Total current liabilities	8,248.9	6,696.7

Long-term debt, less current maturities	6,690.9	7,274.9
Non-recourse notes payable, less current maturities	2,688.9	2,404.2
Deferred revenue	482.0	452.7
Deferred income taxes	566.6	516.3
Non-current operating lease liabilities	650.6	662.1
Other long-term liabilities	490.5	471.9
Total liabilities	19,818.4	18,478.8

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 22.0 and 23.5	—	—
Additional paid-in capital	—	18.1
Accumulated other comprehensive income	37.8	67.3
Retained earnings	6,364.3	6,517.8
Total stockholders’ equity - Lithia Motors, Inc.	6,402.1	6,603.2
Non-controlling interest	25.3	25.2
Total equity	6,427.4	6,628.4
Total liabilities and equity	$26,245.8	$25,107.2
 See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts; Unaudited)	2026	2025	2026	2025
Revenues
New vehicle	$4,829.2	$4,703.5	$9,208.6	$9,283.9
Used vehicle	3,528.3	3,478.3	7,017.7	6,728.8
Finance and insurance	366.4	373.8	726.1	738.1
Aftersales	1,067.4	1,027.4	2,110.3	2,010.4
Total revenues	9,791.3	9,583.0	19,062.7	18,761.2
Cost of sales
New vehicle retail	4,545.2	4,390.1	8,665.0	8,677.1
Used vehicle retail	3,314.3	3,273.0	6,616.0	6,334.8
Aftersales	434.4	434.8	862.6	853.9
Total cost of sales	8,293.9	8,097.9	16,143.6	15,865.8
Gross profit	1,497.4	1,485.1	2,919.1	2,895.4

Finance operations income	36.5	20.1	57.8	32.6

Selling, general and administrative	1,014.7	1,014.7	2,052.1	1,967.4
Depreciation and amortization	70.9	65.2	140.7	129.0
Operating profit	448.3	425.3	784.1	831.6
Floor plan interest expense	(69.7)	(55.0)	(125.6)	(112.0)
Other interest expense, net	(62.7)	(66.7)	(132.9)	(132.2)
Other income (expense), net	36.2	48.5	(31.5)	49.3
Income before income taxes	352.1	352.1	494.1	636.7
Income tax provision	(90.5)	(93.9)	(130.4)	(167.3)
Net income	261.6	258.2	363.7	469.4
Net income attributable to non-controlling interest	(1.6)	(2.1)	(3.3)	(3.8)
Net income attributable to Lithia Motors, Inc.	$260.0	$256.1	$360.4	$465.6

Basic earnings per share attributable to Lithia Motors, Inc. common stockholders	$11.56	$9.89	$15.71	$17.83
Shares used in basic per share calculations	22.5	25.9	22.9	26.1

Diluted earnings per share attributable to Lithia Motors, Inc. common stockholders	$11.54	$9.87	$15.68	$17.80
Shares used in diluted per share calculations	22.5	25.9	23.0	26.2

Cash dividends paid per share	$0.57	$0.55	$1.12	$1.08
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; Unaudited)	2026	2025	2026	2025
Net income	$261.6	$258.2	$363.7	$469.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4.2)	83.4	(27.6)	119.4
Unrealized (loss) gain on debt securities, net of tax benefit (provision) of $0.1, $(0.0), $0.2, and $(0.1)	(0.3)	0.2	(0.6)	0.5
Gain (loss) on cash flow hedges, net of tax benefit (provision) of $(0.1), $0.2, $0.4, and $(0.1)	0.2	(0.5)	(1.3)	0.3
Total other comprehensive (loss) income, net of tax	(4.3)	83.1	(29.5)	120.2
Comprehensive income	257.3	341.3	334.2	589.6

Comprehensive income attributable to non-controlling interest	(1.6)	(2.1)	(3.3)	(3.8)
Comprehensive income attributable to Lithia Motors, Inc.	$255.7	$339.2	$330.9	$585.8
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	5

CONSOLIDATED STATEMENTS OF EQUITY
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; Unaudited)	2026	2025	2026	2025
Total equity, beginning balances	$6,409.5	$6,782.2	$6,628.4	$6,674.1

Common stock, beginning balances	—	679.4	—	793.1
Stock-based compensation	1.6	1.6	31.8	28.1
Issuance of stock in connection with employee stock purchase plans	8.1	8.0	14.0	13.5
Repurchase of common stock, including excise tax	(9.7)	(120.2)	(45.8)	(265.9)
Common stock, ending balances	—	568.8	—	568.8

Additional paid-in capital, beginning balances	—	95.8	18.1	107.2
Stock-based compensation	10.1	14.4	(8.0)	3.0
Repurchase of common stock, including excise tax	(10.1)	—	(10.1)	—
Additional paid-in capital, ending balances	—	110.2	—	110.2

Accumulated other comprehensive income (loss), beginning balances	42.1	33.5	67.3	(3.6)
Foreign currency translation adjustment	(4.2)	83.4	(27.6)	119.4
Unrealized (loss) gain on debt securities, net of tax benefit (provision) of $0.1, $(0.0), $0.2, and $(0.1)	(0.3)	0.2	(0.6)	0.5
Gain (loss) on cash flow hedges, net of tax benefit (provision) of $(0.1), $0.2, $0.4, and $(0.1)	0.2	(0.5)	(1.3)	0.3
Accumulated other comprehensive income, ending balances	37.8	116.6	37.8	116.6

Retained earnings, beginning balances	6,342.1	5,949.1	6,517.8	5,753.5
Net income attributable to Lithia Motors, Inc.	260.0	256.1	360.4	465.6
Dividends paid	(12.9)	(14.3)	(25.7)	(28.2)
Repurchase of common stock, including excise tax	(224.9)	—	(488.2)	—
Retained earnings, ending balances	6,364.3	6,190.9	6,364.3	6,190.9

Non-controlling interest, beginning balances	25.3	24.4	25.2	23.9
Distribution of non-controlling interest	(1.6)	(2.0)	(3.2)	(3.2)
Net income attributable to non-controlling interest	1.6	2.1	3.3	3.8
Non-controlling interest, ending balances	25.3	24.5	25.3	24.5

Total equity, ending balances	$6,427.4	$7,011.0	$6,427.4	$7,011.0
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	6

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
(In millions; Unaudited)	2026	2025
Cash flows from operating activities:
Net income	$363.7	$469.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	174.7	158.1
Stock-based compensation	23.8	31.1
Net loss on disposal of other assets	4.5	2.6
Net gain on disposal of stores	(15.1)	(2.3)
Unrealized investment loss (gain), net	38.2	(31.4)
Deferred income taxes	51.4	62.5
Amortization of operating lease right-of-use assets	49.1	46.1
Decrease (increase) (net of acquisitions and dispositions):
Accounts receivable, net	25.9	36.0
Inventories	(433.8)	(19.7)
Finance receivables	(534.5)	(432.1)
Other assets	(82.8)	(99.6)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	12.6	26.4
Trade payables	139.2	25.9
Accrued liabilities	(5.8)	11.5
Other long-term liabilities and deferred revenue	14.8	46.9
Net cash (used in) provided by operating activities	(174.1)	331.4
Cash flows from investing activities:
Principal payments received on notes receivable	13.8	—
Capital expenditures	(153.4)	(148.8)
Proceeds from sales of assets	11.7	17.9
Net cash used for other investments	(23.2)	(10.4)
Cash paid for acquisitions, net of cash acquired	(221.7)	(278.6)
Proceeds from sales of stores	21.0	104.4
Net cash used in investing activities	(351.8)	(315.5)
Cash flows from financing activities:
Borrowings (repayments) on floor plan notes payable, net: non-trade	1,409.2	(141.2)
Borrowings on lines of credit	6,167.6	7,406.0
Repayments on lines of credit	(6,667.6)	(6,818.4)
Principal payments on long-term debt and finance lease liabilities, scheduled	(24.6)	(20.0)
Principal payments on long-term debt and finance lease liabilities, other	(43.7)	(15.4)
Principal payments on non-recourse notes payable	(790.3)	(631.4)
Proceeds from issuance of non-recourse notes payable	1,057.7	564.0
Payment of debt issuance costs	(4.2)	(2.6)
Proceeds from issuance of common stock	14.0	13.6
Repurchase of common stock	(534.0)	(263.3)
Dividends paid	(25.7)	(28.2)
Payment of contingent consideration related to acquisitions	—	(9.3)
Other financing activity	(3.3)	(67.3)
Net cash provided by (used in) financing activities	555.1	(13.5)
Effect of exchange rate changes on cash, restricted cash, and cash equivalents	(3.3)	7.4
Increase in cash, restricted cash, and cash equivalents	25.9	9.8
Cash, restricted cash, and cash equivalents at beginning of year	391.3	445.8
Cash, restricted cash, and cash equivalents at end of period	$417.2	$455.6
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Six Months Ended June 30,
(In millions)	2026	2025
Reconciliation of cash, restricted cash, and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$110.3	$202.8
Restricted cash from collections on auto loans receivable and customer deposits	253.6	201.6
Cash, restricted cash, and cash equivalents	363.9	404.4
Restricted cash on deposit in reserve accounts, included in other non-current assets	53.3	51.2
Total cash, restricted cash, and cash equivalents reported in the Consolidated Statements of Cash Flows	$417.2	$455.6

Supplemental cash flow information:
Cash paid during the period for interest	$371.6	$351.2
Cash paid during the period for income taxes, net	67.9	66.8
Debt paid in connection with store disposals	4.6	10.2

Non-cash activities:
Debt assumed in connection with acquisitions	$12.1	$—
Acquisition of finance leases in connection with acquisitions	23.3	—
Right-of-use assets obtained in exchange for lease liabilities	50.6	27.7
Unsettled repurchases of common stock and excise taxes	10.0	2.6
Issuance of notes receivable in connection with divestitures	18.7	—
See accompanying condensed notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation
These Consolidated Financial Statements contain unaudited information as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2025 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2025, is derived from our Annual Report on Form 10-K filed with the SEC on
February 25, 2026. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
NOTE 2. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Contracts in transit	$429.4	$468.6
Vehicle receivables	209.3	177.6
Manufacturer receivables	315.5	327.9
Trade receivables	148.4	148.6
Other receivables, current	28.0	18.3
	1,130.6	1,141.0
Less: Allowance for doubtful accounts	(5.7)	(6.9)
Total accounts receivable, net	$1,124.9	$1,134.1
The long-term portion of other receivables was included as a component of Other non-current assets in the
Consolidated Balance Sheets.
NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE
The components of inventories, net, consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
New vehicles	$3,731.0	$3,586.1
Used vehicles	2,523.8	2,266.7
Parts and accessories	262.0	266.8
Total inventories	$6,516.8	$6,119.6
Vehicle inventory costs are generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9

(In millions)	June 30, 2026	December 31, 2025
Floor plan notes payable	$1,986.2	$1,992.6
Floor plan notes payable: non-trade	4,401.2	3,016.3
Total floor plan debt	$6,387.4	$5,008.9
NOTE 4. FINANCE RECEIVABLES
Interest income on finance receivables is recognized based on the contractual terms of each receivable and is accrued until repayment, reaching non-accrual status, charge-off, or repossession. Direct costs associated with originations are capitalized and expensed as an offset to interest income when recognized on the receivables.
The balances of finance receivables are made up of loans and finance leases secured by the related vehicles. More than 99% of the portfolio is aged less than 60 days past due with less than 1% on non-accrual status.
Finance Receivables, net

(In millions)	June 30, 2026	December 31, 2025
Asset-backed term funding	$3,231.3	$2,954.6
Warehouse facilities	1,786.3	1,514.8
Other managed receivables	389.9	403.4
Total finance receivables	5,407.5	4,872.8
Accrued interest and fees	27.5	26.0
Less: Allowance for credit losses	(153.4)	(143.7)
Finance receivables, net	$5,281.6	$4,755.1
Finance Receivables by FICO Score

	As of June 30, 2026
	Year of Origination
($ in millions)	2026	2025	2024	2023	2022	Prior to 2022	Total
<599	$20.4	$34.2	$26.8	$16.7	$8.4	$3.2	$109.7
600-699	414.5	529.2	294.4	191.0	125.2	30.6	1,584.9
700-774	510.9	652.7	302.3	195.8	122.4	14.0	1,798.1
775+	551.9	646.7	265.6	146.4	73.0	3.4	1,687.0
Total auto loan receivables	$1,497.7	$1,862.8	$889.1	$549.9	$329.0	$51.2	5,179.7
Other finance receivables [1]							227.8
Total finance receivables							$5,407.5

		As of December 31, 2025
		Year of Origination
($ in millions)	2025	2024	2023	2022	2021	Prior to 2021	Total
<599	$42.0	$34.4	$22.7	$12.0	$4.7	$0.5	$116.3
600-699	629.9	369.1	250.9	173.0	45.2	3.3	1,471.4
700-774	784.1	382.1	254.7	168.4	20.4	1.3	1,611.0
775+	810.5	338.5	197.3	102.0	4.8	0.4	1,453.5
Total auto loan receivables	$2,266.5	$1,124.1	$725.6	$455.4	$75.1	$5.5	4,652.2
Other finance receivables [1]							220.6
Total finance receivables							$4,872.8
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

Rollforward of Allowance for Credit Losses on Finance Receivables
Our allowance for credit losses on finance receivables represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for credit losses on finance receivables consisted of the following changes during the period:

	Six Months Ended June 30,		2026 vs. 2025
(In millions)	2026	2025	$ Change	% Change
Allowance for credit losses at beginning of period	$143.7	$123.4	$20.3	16.5%
Charge-offs	(74.4)	(79.2)	4.8	(6.1)
Recoveries	41.5	44.6	(3.1)	(7.0)
Net charge-offs	(32.9)	(34.6)	1.7	(4.9)%
Change in provision due to portfolio size	9.3	12.1	(2.8)	(23.1)
Change in provision due to net charge-offs	32.9	34.6	(1.7)	(4.9)
Currency translation	0.4	(0.4)	0.8	(200.0)
Allowance for credit losses at end of period	$153.4	$135.1	$18.3	13.5%
Charge-off Activity by Year of Origination

	Six Months Ended June 30,
(In millions)	2026	2025
2026	$0.9	$—
2025	22.3	0.7
2024	21.2	24.1
2023	15.5	26.7
2022	10.3	19.1
2021 and prior	2.1	5.6
Other finance receivables [1]	2.1	3.0
Total charge-offs	$74.4	$79.2
1Includes legacy portfolio, loans that are originated with no FICO score available, and finance lease receivables.
NOTE 5. GOODWILL AND FRANCHISE VALUE
The changes in the carrying amounts of goodwill are as follows:

(In millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2024	$2,099.3	$16.2	$2,115.5
Additions through acquisitions [1]	383.1	—	383.1
Reductions through disposals	(39.2)	—	(39.2)
Currency translation	16.5	0.8	17.3
Balance as of December 31, 2025	2,459.7	17.0	2,476.7
Additions through acquisitions [2]	71.1	—	71.1
Reductions through disposals	(2.8)	—	(2.8)
Currency translation	(5.6)	(0.6)	(6.2)
Balance as of June 30, 2026	$2,522.4	$16.4	$2,538.8
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
2Our PPA for a portion of the 2025 acquisitions were finalized in 2026. As a result, we added $71.1 million of goodwill. Our
PPA for the remainder of the 2025 acquisitions and 2026 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 –
Acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11

The changes in the carrying amounts of franchise value are as follows:

(In millions)	Franchise Value
Balance as of December 31, 2024	$2,550.3
Additions through acquisitions [1]	231.1
Reductions through divestitures	(20.9)
Reductions from impairments [2]	(5.8)
Currency translation	22.7
Balance as of December 31, 2025	2,777.4
Additions through acquisitions [3]	35.2
Reductions through divestitures	(20.8)
Currency translation	(10.1)
Balance as of June 30, 2026	$2,781.7
1Our PPA for the 2024 acquisitions were finalized in 2025. As a result, we added $218.0 million of franchise value.
Preliminary PPA for a portion of our 2025 acquisitions resulted in adding $13.1 million of franchise value. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 – Acquisitions.
2In our annual impairment testing in 2025, we determined the franchise value of one underperforming store was not recoverable, resulting in an impairment of $5.8 million being recorded in the Consolidated Statements of Operations as
Asset impairments. Balance as of June 30, 2026 and December 31, 2025 is net of accumulated impairments of this amount only.
3Our PPA for a portion of the 2025 acquisitions were finalized in 2026. As a result, we added $35.2 million of franchise value.
Our PPA for the remainder of the 2025 acquisitions and 2026 acquisitions are preliminary and franchise value is not yet allocated. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 –
Acquisitions.
NOTE 6. INVESTMENTS
Marketable Securities
As of June 30, 2026 and December 31, 2025, marketable equity securities recorded within other current assets in the Consolidated Balance Sheets were $8.8 million and $2.4 million, respectively. Net unrealized gains recognized during the six months ended June 30, 2026 and 2025 on marketable equity securities held at the reporting date were $0.3 million and $0.3 million, respectively.
Marketable debt securities accounted for as available-for-sale (AFS), and recorded within Other current assets in the Consolidated Balance Sheets, were as follows:

	As of June 30, 2026
					Fair Value of Securities with Contractual Maturities
(In millions)	Amortized Cost	Total Net Gains[1]	Total Net Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$20.1	$—	$(0.1)	$20.0	$3.6	$12.1	$4.3
Municipal securities	10.5	0.1	(0.1)	10.5	1.6	7.5	1.4
Corporate debt	27.6	0.1	(0.1)	27.6	3.4	16.5	7.7
Total	$58.2	$0.2	$(0.3)	$58.1	$8.6	$36.1	$13.4

	As of December 31, 2025
					Fair Value of Securities with Contractual Maturities
(In millions)	Amortized Cost	Total Net Gains[1]	Total Net Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$21.4	$0.2	$—	$21.6	$3.7	$14.5	$3.4
Municipal securities	10.4	0.2	—	10.6	0.1	9.0	1.5
Corporate debt	21.5	0.3	—	21.8	4.0	14.3	3.5
Total	$53.3	$0.7	$—	$54.0	$7.8	$37.8	$8.4
1Represents total unrealized gains (losses) for securities with net gains (losses) in Accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	12

Proceeds from the maturity of AFS debt securities were $5.2 million and $6.2 million for the six months ended
June 30, 2026 and 2025. There were no gross realized gains or losses on the maturity of AFS debt securities for the three and six months ended June 30, 2026 and 2025.
Equity Method Investments
Our common stock voting interests in Pinewood Technologies, PLC (PINE.L), a U.K.-based automotive dealership management system provider, increased from 25.50% to 31.95% in July 2025. The investment is accounted for as an equity method investment. The investment is measured at fair value based on quoted market prices, and all fair market value changes in the investment are recorded as unrealized gains or losses as a component of Other income (expense), net in the Consolidated Statements of Operations. The fair value of our investment was $129.5 million and $177.2 million as of June 30, 2026 and December 31, 2025, respectively. See Note 11 – Fair Value
Measurements.
Our investment in Wheels, Inc., an automotive fleet management provider, through Lithia Marubeni Mobility
Holdings (LMMH) consists of 26.5% of the common stock voting interests accounted for as an equity method investment. The investment is measured at cost plus or minus our share of equity method investee income or loss as a component of Other non-current assets in the Consolidated Balance Sheets. The book value of our investment was $217.0 million and $222.0 million as of June 30, 2026 and December 31, 2025, respectively. We received a dividend of $9.8 million during the six months ended June 30, 2026. Using the cumulative earnings approach, this dividend is classified within Operating Activities in the Consolidated Statements of Cash Flows, as it is less than our cumulative equity in the investee's earnings.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contract Liabilities
We retain the obligation for various contracts sold to our customers and assumed in acquisitions. These amounts are recorded as a contract liability. At the time of sale, we defer the full sale price and recognize the revenue based on the rate at which we expect to incur further costs.
The amount of revenue recognized related to aftersales contract liabilities is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances associated with aftersales were $532.7 million and $501.5 million as of June 30, 2026, and December 31, 2025, respectively;
we recognized $33.5 million and $68.3 million of revenue in the three and six months ended June 30, 2026, related to our opening contract liability balances associated with aftersales.
The amount of revenue recognized related to operating lease vehicle contract liabilities is recognized evenly over the life of the related lease contracts. Our contract liability balances associated with operating lease vehicles were
$144.7 million and $136.4 million as of June 30, 2026, and December 31, 2025, respectively; we recognized $14.5 million and $32.2 million of revenue in the three and six months ended June 30, 2026, related to our opening contract liability balances associated with operating lease vehicles.
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
NOTE 8. DEBT
Credit Facilities
US Bank Syndicated Credit Facility
On February 27, 2026, we amended our existing syndicated credit facility with US Bank as agent (USB credit facility), now comprised of 18 financial institutions, including six manufacturer-affiliated finance companies, maturing
February 27, 2031. The amendment extended the maturity date, converted the existing used vehicle floorplan and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	13

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
The interest rate on the USB credit facility varies based on the type of debt, with the rate of Daily Simple SOFR plus a margin of 1.10% for new vehicle floor plan financing, 1.20% for used vehicle floor plan financing, 1.20% for service loaner floor plan financing, and a variable interest rate on the revolving financing ranging from 1.00% to
2.00% depending on our leverage ratio. The annual interest rates associated with our commitments are as follows:

Commitment	Annual Interest Rate at June 30, 2026
New vehicle floor plan	4.78%
Used vehicle floor plan	4.88%
Service loaner floor plan	4.88%
Revolving line of credit	4.93%
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
The interest rate on the BNS credit facility varies based on the type of debt, using either the Term or Daily
Compounded rate of the Canadian Overnight Repo Rate Average (CORRA) plus a credit spread adjustment of
0.30% plus a margin of 1.25%-2.25%. The annual interest rates associated with our commitments are as follows:

Commitment	Annual Interest Rate at June 30, 2026
Wholesale flooring facility	3.58%
Used vehicle flooring facility	3.68%
Daily rental facility	3.84%
Wholesale leasing facility	3.94%
Working capital revolving facility	3.89%
All BNS facilities other than the wholesale and used flooring facilities, which are demand facilities, mature on
March 18, 2029. The credit agreement includes various financial and other covenants typical of such agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	14

Non-Recourse Notes Payable
In 2026, we issued $1,057.7 million in non-recourse notes payable related to asset-backed term funding transactions.
Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of June 30, 2026	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
LAD Auto Receivables Trust 2022-1 Class C	11.5	23.0	08/17/22	6.85% to 6.85%	Various dates through Apr 2030
LAD Auto Receivables Trust 2023-1 Class D	25.2	31.3	02/14/23	7.30% to 7.30%	Various dates through Jun 2030
LAD Auto Receivables Trust 2023-2 Class C-D	58.8	79.5	05/24/23	5.58% to 6.30%	Various dates through Feb 2031
LAD Auto Receivables Trust 2023-3 Class B-D	69.4	79.4	08/23/23	6.09% to 6.92%	Various dates through Dec 2030
LAD Auto Receivables Trust 2023-4 Class A-D	86.5	121.1	11/15/23	6.24% to 7.37%	Various dates through Apr 2031
LAD Auto Receivables Trust 2024-1 Class A-D	84.7	100.9	02/14/24	5.17% to 6.15%	Various dates through Jun 2031
LAD Auto Receivables Trust 2024-2 Class A-D	138.3	232.2	06/20/24	5.46% to 6.37%	Various dates through Oct 2031
LAD Auto Receivables Trust 2024-3 Class A-D	259.1	306.3	11/15/24	4.52% to 5.18%	Various dates through Feb 2032
LAD Auto Receivables Trust 2025-1 Class A-D	284.8	311.4	02/12/25	4.69% to 5.52%	Various dates through May 2032
LAD Auto Receivables Trust 2025-2 Class A-D	351.9	443.3	08/13/25	4.25% to 5.01%	Various dates through Dec 2032
LAD Auto Receivables Trust 2025-3 Class A-C	440.9	477.4	11/13/25	4.03% to 4.60%	Various dates through Mar 2033
LAD Auto Receivables Trust 2026-1 Class A-C	446.0	532.1	02/18/26	3.75% to 4.42%	Various dates through Aug 2033
LAD Auto Receivables Trust 2026-2 Class A-C	484.3	525.6	05/13/26	3.92% to 4.94%	Various dates through Oct 2033
Total non-recourse notes payable	$2,741.4	$3,263.5
NOTE 9. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
Company-Sponsored Defined Benefit Pension Plan
We maintain two company-sponsored defined benefit plans applicable to a portion of salaried past and present team members, which are closed to future accrual.
Net Periodic (Benefit) Cost
Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Interest cost	$8.3	$8.4	$16.6	$16.8
Expected return on plan assets	(8.9)	(10.8)	(17.9)	(21.7)
Amortization of net loss	0.1	—	0.2	—
Net periodic benefit	$(0.5)	$(2.4)	$(1.1)	$(4.9)
During the six months ended June 30, 2026, funding of pension plans was $4.0 million. For the remainder of 2026, we estimate approximately $4.2 million of cash contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	15

NOTE 10. EQUITY
Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board and related to shares withheld as part of the vesting of RSUs.
In May 2026, our Board approved an additional $500 million repurchase authorization of our common stock. This authorization, when added to the amounts previously authorized by the Board for repurchase, brings the total authorizations up to $3.7 billion. Share repurchases under our authorizations were as follows:

	Repurchases Occurring in 2026		Cumulative Repurchases as of June 30, 2026
	Shares	Average Price[1]	Shares	Average Price
Share Repurchase Authorization	1,795,491	$279.07	13,092,455	$231.39
1Price excludes excise taxes imposed under the Inflation Reduction Act of $4.8 million for the six months ended June 30,
2026.
As of June 30, 2026, we had $620.5 million available for repurchases pursuant to our share repurchase authorizations from our Board in 2026 and prior years.
In addition, during 2026, we repurchased 115,286 shares at an average price of $332.28 per share, for a total of
$38.3 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board.
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
for the identical liability (Level 1). The fair value of non-recourse notes payable are measured using observable
Level 2 market expectations at each measurement date. The calculated estimated fair values of the fixed rate real estate mortgages and finance lease liabilities use a discounted cash flow methodology with estimated current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	16

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
Because these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.
There were no changes to our valuation techniques during the six-month period ended June 30, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	17

Below are our assets and liabilities that are measured at fair value:

	As of June 30, 2026				As of December 31, 2025
(In millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recorded at fair value
Marketable securities
Restricted cash - collections	$105.8	$105.8	$—	$—	$131.3	$131.3	$—	$—
Restricted cash - reserve	34.3	34.3	—	—	34.3	34.3	—	—
Total money market funds	$140.1	$140.1	$—	$—	$165.6	$165.6	$—	$—

Equity securities	$8.8	$8.8	$—	$—	$2.4	$2.4	$—	$—

U.S. Treasury	$20.0	$20.0	$—	$—	$21.6	$21.6	$—	$—
Municipal debt	10.5	—	10.5	—	10.6	—	10.6	—
Corporate debt	27.6	—	27.6	—	21.8	—	21.8	—
Total debt securities	$58.1	$20.0	$38.1	$—	$54.0	$21.6	$32.4	$—

Equity Method Investment
PINE.L	$129.5	$129.5	$—	$—	$177.2	$177.2	$—	$—

Derivatives
Derivative assets	$0.1	$—	$0.1	$—	$0.7	$—	$0.7	$—
Derivative liabilities	0.1	—	0.1	—	0.7	—	0.7	—

Recorded at historical value
Fixed rate debt [1]
4.625% Senior notes due 2027	$400.0	$396.5	$—	$—	$400.0	$398.0	$—	$—
3.875% Senior notes due 2029	800.0	763.0	—	—	800.0	770.0	—	—
5.500% Senior notes due 2030	600.0	592.5	—	—	600.0	602.3	—	—
4.375% Senior notes due 2031	550.0	519.1	—	—	550.0	526.6	—	—
Non-recourse notes payable	2,741.4	—	2,738.1	—	2,473.9	—	2,489.0	—
Real estate mortgages and other debt	694.3	—	694.3	—	730.0	—	703.8	—
1Excluding unamortized debt issuance costs
NOTE 12. ACQUISITIONS
In the first six months of 2026, we completed the following acquisitions:
•In February 2026, Mercedes-Benz of Medford in Oregon.
•In March 2026, Toyota of Gallatin in Tennessee.
•In March 2026, Read Motor Group in the United Kingdom.
•In April 2026, Agility Fleet in the United Kingdom.
•In May 2026, Kia of North Tucson in Arizona.
•In May 2026, Preston, Chester & Derby Group 1 Jaguar Land Rover in the United Kingdom.
The acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.
Revenue and operating income contributed by the 2026 acquisitions subsequent to the date of acquisition were as follows (in millions):

Six Months Ended June 30,	2026
Revenue	$103.1
Operating income	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	18

The following tables summarize the consideration paid for the 2026 acquisitions and the PPA for identified assets acquired and liabilities assumed as of the acquisition date:

(In millions)	Consideration
Cash paid, net of cash acquired	$221.7
Total consideration transferred	$221.7

(In millions)	Assets Acquired and Liabilities Assumed
Accounts receivables, net	$3.9
Inventories, net	37.7
Property and equipment	86.9
Other assets	139.8
Floor plan notes payable assumed	(12.1)
Trade payables	(2.5)
Finance lease obligations assumed	(23.3)
Other liabilities and deferred revenue	(8.7)
Total net assets acquired and liabilities assumed	$221.7
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
In the three and six-month period ended June 30, 2026, we recorded $0.4 million and $0.7 million in acquisition-
related expenses as a component of SG&A expense. Comparatively, we recorded $0.1 million and $0.3 million of acquisition-related expenses in the same period of 2025.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and six-month periods ended June 30, 2026 and 2025 had occurred on January 1, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Revenue	$9,847.7	$9,745.3	$19,250.2	$19,079.0
Net income attributable to Lithia Motors, Inc.	261.6	259.7	364.3	472.1
Basic EPS attributable to Lithia Motors, Inc. common stockholders	11.63	10.02	15.88	18.08
Diluted EPS attributable to Lithia Motors, Inc. common stockholders	11.61	10.01	15.85	18.05

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
NOTE 13. EARNINGS PER SHARE
We calculate basic EPS by dividing net income attributable to Lithia Motors, Inc. by the weighted average number of common shares outstanding for the period, including vested RSU awards. We calculate diluted EPS by dividing net income attributable to Lithia Motors, Inc. by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested RSU awards and employee stock purchases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	19

The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net income attributable to Lithia Motors, Inc.	$260.0	$256.1	$360.4	$465.6

Weighted average common shares outstanding – basic	22.5	25.9	22.9	26.1
Effect of employee stock purchases and restricted stock units on weighted average common shares outstanding	—	—	0.1	0.1
Weighted average common shares outstanding – diluted	22.5	25.9	23.0	26.2

Basic EPS attributable to Lithia Motors, Inc. common stockholders	$11.56	$9.89	$15.71	$17.83
Diluted EPS attributable to Lithia Motors, Inc. common stockholders	$11.54	$9.87	$15.68	$17.80
We evaluated the effect of antidilutive securities on common stock for the three and six-month periods ended
June 30, 2026 and 2025 and determined the effect to be immaterial.
NOTE 14. SEGMENTS
We operate in two reportable segments: Vehicle Operations and Financing Operations. Our Vehicle Operations
consists of all aspects of our auto merchandising and aftersales operations, excluding financing provided by our
Financing Operations. Our Financing Operations provides financing to customers buying and leasing retail vehicles from our Vehicle Operations, as well as leasing vehicles from our fleet management services provider.
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
financing operations asset information including total managed receivables are used by the financing operations segment manager to manage operations and are included in various reports regularly provided to our CODM. See
Note 4 – Finance Receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	20

Certain financial information on a segment basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Vehicle operations
Total revenue	$9,791.3	$9,583.0	$19,062.7	$18,761.2

Total gross profit	1,497.4	1,485.1	2,919.1	2,895.4
Floor plan interest expense	(69.7)	(55.0)	(125.6)	(112.0)
Personnel expense	(560.1)	(546.6)	(1,101.2)	(1,060.7)
Rent and facility expense	(201.1)	(181.2)	(403.3)	(363.6)
Advertising expense	(78.5)	(72.4)	(158.3)	(142.3)
Other vehicle operations expenses[1]	(291.9)	(276.7)	(601.9)	(555.0)
Vehicle operations income	296.1	353.2	528.8	661.9

Financing Operations
Interest and fee income	116.4	98.8	226.9	193.2
Interest expense	(53.5)	(49.8)	(105.2)	(97.9)
Total interest margin	62.9	49.0	121.7	95.3
Lease income	26.4	23.7	50.3	44.2
Lease costs	(22.5)	(18.6)	(42.7)	(35.4)
Lease income, net	3.9	5.1	7.6	8.8
Provision expense	(15.8)	(21.2)	(42.2)	(46.7)
Other financing operations expenses[2]	(14.5)	(12.8)	(29.3)	(24.8)
Financing operations income	36.5	20.1	57.8	32.6

Total segment income for reportable segments	332.6	373.3	586.5	694.4

Corporate and other[3]	116.9	62.2	212.7	154.2
Depreciation and amortization	(70.9)	(65.2)	(140.7)	(129.0)
Other interest expense	(62.7)	(66.7)	(132.9)	(132.2)
Other (expense) income, net	36.2	48.5	(31.5)	49.3
Income before income taxes	$352.1	$352.1	$494.1	$636.7
(1)Other vehicle operations expenses includes management fees, data processing fees, outside services fees, insurance expense, office and other supplies expense, banking expense, and certain overhead expenses.
(2)Other financing operations expenses includes personnel expense, data processing fees, outside services fees, expenses attributable to underwriting, funding, and loan servicing, and certain overhead expenses.
(3)Corporate and other includes management fee income.
The following table presents revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Revenue from external customers:
United States	$7,575.9	$7,489.2	$14,583.7	$14,560.9
United Kingdom	1,832.5	1,749.4	3,819.7	3,599.5
Canada	382.9	344.4	659.3	600.8
Total revenue from external customers	$9,791.3	$9,583.0	$19,062.7	$18,761.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	21

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
Overview
Lithia and Driveway (NYSE: LAD) is the largest global automotive retailer providing an array of products and services throughout the vehicle ownership lifecycle. Simple, convenient and transparent experiences are offered through our comprehensive network of physical locations, e-commerce platforms, captive finance solutions, fleet management offerings, and other synergistic adjacencies. We have delivered consistent profitable growth in a massive and unconsolidated industry. Our highly diversified and competitively differentiated design provides us the flexibility and scale to pursue our vision to modernize personal transportation solutions wherever, whenever and however consumers desire. As of June 30, 2026, we operated 467 locations representing 59 brands in the United
States, the United Kingdom, and Canada.
We offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, financing and insurance products, and aftersales automotive repair and maintenance services. We

MANAGEMENT’S DISCUSSION AND ANALYSIS	23

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
Driving operational excellence, innovation and diversification
LAD builds magnetic customer loyalty across our 467 stores, our Driveway and GreenCars e-commerce platforms, and our entire omnichannel ecosystem by focusing on convenient and transparent experiences supported by proprietary data science. Our entrepreneurial model that emphasizes personal accountability for our team powers efficient operations and allows dynamic responsiveness to each of our local markets. Our best-in-class performance management reporting provides the foundation to enable high-performing teams to drive our platform’s full potential.
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
density, easy access, and the ability to leverage national branding and advertising.
As we focus on expanding our physical network of stores, one of the criteria we evaluate is a valuation multiple between 3x to 6x of investment in intangibles to estimated annualized adjusted EBITDA, with various factors

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

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
Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology and adjacencies that expand and diversify our business model. In the current market of elevated acquisition pricing, we have adjusted our free cash flow deployment strategy. Under current conditions, including recent trends in our stock price, we may consider repurchases as a more attractive use of funds than acquisitions. Our current free cash flow deployment strategy includes a target allocation of 25% to 35% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 40% to 50% in shareholder return in the form of dividends and share repurchases based on current valuation trends in acquisitions relative to stock price performance. During the first six months of 2026, we utilized $153.4 million for capital expenditures investing in our existing business and $221.7 million expanding our network through acquisitions. We also provided shareholder return in the form of $25.7 million in dividends and
$534.0 million in share repurchases. As of June 30, 2026, we had available liquidity of approximately $1.3 billion, which was comprised of $110.3 million in unrestricted cash, $67.0 million in marketable securities, and $1.1 billion availability on our credit facilities.
Financial Performance
We experienced growth of revenue in 2026 compared to 2025, primarily driven by increases in used vehicle and aftersales volume related to acquisitions. Total gross profit grew in 2026 compared to 2025, primarily driven by acquisition growth and supported by same store increases in aftersales. New vehicle gross profit decreased compared to 2025 due to continued normalization of margins. Net income declined in 2026 compared to 2025, primarily as a result of our increase in SG&A as a percentage of gross profit and equity method investment losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

Vehicle Operations
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per unit values)	2026	2025	Change	2026	2025	Change
Revenues
New vehicle	$4,829.2	$4,703.5	2.7%	$9,208.6	$9,283.9	(0.8) %
Used vehicle	3,528.3	3,478.3	1.4	7,017.7	6,728.8	4.3
Finance and insurance	366.4	373.8	(2.0)	726.1	738.1	(1.6)
Aftersales	1,067.4	1,027.4	3.9	2,110.3	2,010.4	5.0
Total revenues	9,791.3	9,583.0	2.2	$19,062.7	$18,761.2	1.6

Gross profit
New vehicle	$284.0	$313.4	(9.4) %	$543.5	$606.8	(10.4) %
Used vehicle	214.0	205.3	4.2	401.7	394.0	2.0
Finance and insurance	366.4	373.8	(2.0)	726.1	738.1	(1.6)
Aftersales	633.0	592.6	6.8	1,247.8	1,156.5	7.9
Total gross profit	1,497.4	1,485.1	0.8	$2,919.1	$2,895.4	0.8

Gross profit margins
New vehicle	5.9%	6.7%	(80) bps	5.9%	6.5%	(60) bps
Used vehicle	6.1	5.9	20	5.7	5.9	(20)
Finance and insurance	100.0	100.0	—	100.0	100.0	—
Aftersales	59.3	57.7	160	59.1	57.5	160
Total gross profit margin	15.3	15.5	(20)	15.3	15.4	(10)

Units sold
New vehicle	104,089	101,316	2.7%	198,876	200,819	(1.0) %
Used vehicle retail	106,114	109,053	(2.7)	216,265	216,379	(0.1)

Average selling price per unit (excluding agency)
New vehicle	$47,156	$47,494	(0.7) %	$47,024	$47,353	(0.7) %
Used vehicle retail	29,593	28,379	4.3	29,018	27,793	4.4

Average gross profit per unit
New vehicle	$2,728	$3,093	(11.8)%	$2,733	$3,022	(9.6)%
Used vehicle retail	2,014	1,911	5.4	1,848	1,840	0.4
Finance and insurance	1,808	1,819	(0.6)	1,807	1,812	(0.3)
Total vehicle [1]	4,112	4,242	(3.1)	4,026	4,168	(3.4)
1Includes the sales and gross profit related to new, used, and finance and insurance and unit sales for new and used retail.

MANAGEMENT’S DISCUSSION AND ANALYSIS	26

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2025 would be included in same store operating data beginning in June 2026, after its first complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the month of June for both comparable periods.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per unit values)	2026	2025	Change	2026	2025	Change
Revenues
New vehicle	$4,548.3	$4,619.6	(1.5) %	$8,704.3	$9,080.0	(4.1) %
Used vehicle	3,316.7	3,390.8	(2.2)	6,620.6	6,539.9	1.2
Finance and insurance	350.3	369.6	(5.2)	696.2	728.1	(4.4)
Aftersales	1,013.0	1,002.9	1.0	2,003.9	1,957.2	2.4
Total revenues	9,228.3	9,382.9	(1.6)	$18,025.0	$18,305.2	(1.5)

Gross profit
New vehicle	$267.1	$307.5	(13.1) %	$513.6	$594.2	(13.6) %
Used vehicle	205.3	202.9	1.2	383.9	389.9	(1.5)
Finance and insurance	350.3	369.6	(5.2)	696.2	728.1	(4.4)
Aftersales	599.7	581.7	3.1	1,182.2	1,132.4	4.4
Total gross profit	1,422.4	1,461.7	(2.7)	$2,775.9	$2,844.6	(2.4)

Gross profit margins
New vehicle	5.9%	6.7%	(80) bps	5.9%	6.5%	(60) bps
Used vehicle	6.2	6.0	20	5.8	6.0	(20)
Finance and insurance	100.0	100.0	—	100.0	100.0	—
Aftersales	59.2	58.0	120	59.0	57.9	110
Total gross profit margin	15.4	15.6	(20)	15.4	15.5	(10)

Units sold
New vehicles	98,286	100,517	(2.2) %	189,168	198,103	(4.5) %
Used vehicle retail	101,462	108,040	(6.1)	207,669	213,087	(2.5)

Average selling price per unit (excluding agency)
New vehicles	$47,082	$47,020	0.1%	$46,767	$46,954	(0.4) %
Used vehicle retail	29,141	27,965	4.2	28,553	27,454	4.0

Average gross profit per unit
New vehicles	$2,718	$3,059	(11.1)%	$2,715	$3,000	(9.5)%
Used vehicle retail	2,019	1,899	6.3	1,839	1,846	(0.4)
Finance and insurance	1,811	1,814	(0.2)	1,809	1,813	(0.2)
Total vehicle [1]	4,119	4,220	(2.4)	4,016	4,164	(3.6)
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

Q2 2026 vs. Q2 2025
New vehicle revenue for the three months ended June 30, 2026 increased 2.7% compared to the same period of
2025, driven by acquisition activity. Same store new vehicle revenue decreased 1.5% due to a decrease in unit volume of 2.2%, partially offset by an increase in average selling prices of 0.1%.
Same store new vehicle gross profit per unit decreased 11.1%, driven by a decrease in new vehicle gross profit margins of 80 bps. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $352 to $4,812.
YTD 2026 vs. YTD 2025
New vehicle revenue for the six months ended June 30, 2026 decreased 0.8% compared to the same period of
2025, primarily due to same store performance, offset by acquisition activity. Same store new vehicle revenue decreased 4.1% due to a decrease in unit volume of 4.5% and a decrease in average selling prices of 0.4%.
Same store new vehicle gross profit per unit decreased 9.5%, driven by a decrease in new vehicle gross profit margins of 60 bps. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $249 to $4,831.
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
Q2 2026 vs. Q2 2025
Used vehicle retail revenue for the three months ended June 30, 2026 increased 1.4% compared to the same period of 2025 driven by acquisition activity. On a same store basis, used vehicle retail revenue decreased 2.2%
due to a decrease in unit volume of 6.1%, partially offset by an increase in average selling prices of 4.2%.
Total same store used vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, increased $138 to $3,621.
YTD 2026 vs. YTD 2025
Used vehicle retail revenue for the six months ended June 30, 2026 increased 4.3% compared to the same period of 2025 driven by acquisition activity and supported by same store performance. On a same store basis, used vehicle retail sales increased 1.2% due to an increase in average selling prices of 4.0%, partially offset by a decrease in unit volume of 2.5%. Total same store used vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of used retail vehicles, decreased $7 to $3,438.
Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which promotes continued engagement with the consumer throughout the ownership lifecycle.
Q2 2026 vs. Q2 2025
Total finance and insurance income decreased 2.0% in the three months ended June 30, 2026 compared to the same period of 2025, driven by same store performance, offset by acquisition activity. Same store finance and insurance revenues decreased 5.2%. On a same store basis, our finance and insurance revenue per retail unit decreased $3 to $1,811.
YTD 2026 vs. YTD 2025
Total finance and insurance income decreased 1.6% in the six months ended June 30, 2026 compared to the same period of 2025, driven by same store performance, offset by acquisition activity. Same store finance and insurance

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

revenues decreased 4.4%. On a same store basis, our finance and insurance revenue per retail unit decreased $4 to $1,809.
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
Q2 2026 vs. Q2 2025
Our aftersales revenue increased 3.9% in the three months ended June 30, 2026 compared to the same period of
2025, driven by same store performance and supported by acquisition activity.
We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. Customer pay revenue accounted for the largest share of our same-store aftersales revenue, representing
56.7% of the total.
Same store aftersales gross profit increased 3.1%. This increase was primarily due to increased volumes of customer pay and warranty transactions. Overall same store aftersales gross margins increased 120 bps, primarily as a result of increased customer pay gross margin of 110 bps and increased warranty gross margin of 150 bps.
YTD 2026 vs. YTD 2025
Our aftersales revenue increased 5.0% in the six months ended June 30, 2026 compared to the same period of
2025, driven by same store performance and supported by acquisition activity. Same store aftersales revenue increased 2.4%, driven by an increase in customer pay revenues of 2.8% and an increase in warranty revenues of
3.4% compared to the prior year.
Same store aftersales gross profit increased 4.4%. This increase was primarily due to increased volume of customer pay transactions. Overall same store aftersales gross margins increased 110 bps, primarily as a result of increased customer pay margins of 110 bps and increased warranty gross margins of 100 bps.
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
interest expense associated with the debt utilized to fund the lending, including internal capital, a provision for estimated loan and lease losses, depreciation on vehicles leased via operating leases, and directly-related expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

Selected Financing Operations Financial Information

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2026	% (1)	2025	% (1)	2026	% [1]	2025	% [1]
Interest and fee income	$116.4	8.9	$98.8	9.2	$226.9	8.9	$193.2	9.3
Interest expense	(53.5)	(4.1)	(49.8)	(4.7)	(105.2)	(4.1)	(97.9)	(4.7)
Total interest margin	62.9	4.8	49.0	4.5	121.7	4.8	95.3	4.5
Lease income	26.4		23.7		50.3		44.2
Lease costs	(22.5)		(18.6)		(42.7)		(35.4)
Lease income, net	3.9		5.1		7.6		8.8
Provision expense	(15.8)	(1.2)	(21.2)	(2.0)	(42.2)	(1.7)	(46.7)	(2.2)
Other financing operations expenses	(14.5)	(1.1)	(12.8)	(1.2)	(29.3)	(1.2)	(24.8)	(1.2)
Finance operations income	$36.5		$20.1		$57.8		$32.6

Total average managed finance receivables	$5,271.4		$4,287.6		$5,140.2		$4,196.6
1Annualized percentage of total average managed finance receivables.
DFC Portfolio Information1

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Loan origination information
Net loans originated	$884.4	$730.5	$1,724.3	$1,353.4
Vehicle units financed	27,316	23,581	54,084	44,425
Total penetration rate [2]	17.5%	14.8%	17.8%	14.2%
Weighted average contract rate	8.0%	8.7%	8.0%	8.9%
Weighted average credit score [3]	748	747	749	746
Weighted average FE LTV [4]	95.6%	95.4%	95.4%	95.0%
Weighted average term (in months)	72	73	72	72

Loan performance information
Allowance for loan losses as a percentage of ending managed receivables	2.9%	3.1%	2.9%	3.1%
Net credit losses on managed receivables	$11.9	$13.3	$31.0	$33.5
Annualized net credit losses as a percentage of total average managed receivables	0.9%	1.4%	1.3%	1.7%
Past due accounts as a percentage of ending managed receivables [5]	3.3%	4.6%	3.3%	4.7%
Average recovery rate [6]	50.1%	47.8%	49.0%	47.8%
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
Q2 2026 vs. Q2 2025
Financing operations recorded higher income in the three months ended June 30, 2026 compared to the same period of 2025, primarily due to the increased interest income resulting from the growth of the portfolio and a decreased cost of funds, which collectively expanded total interest margin to 4.8%.
Loan originations increased in the three months ended June 30, 2026 compared to the same period of 2025, and our penetration rate increased due to increased engagement with our stores. The weighted average contract rate of loans originated in the three months ended June 30, 2026 decreased to 8.0%, compared with 8.7% in the same period of 2025, primarily due to our maintaining competitive pricing following Federal Reserve rate cuts. The decrease in annualized net charge-offs of past due accounts as a percentage of ending managed receivables

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

compared to the prior year reflects the increased credit quality of the portfolio as well as improved execution of our collateral management team.
YTD 2026 vs. YTD 2025
Financing operations recorded higher income in the six months ended June 30, 2026 compared to the same period of 2025, primarily due to increased interest income resulting from the growth of the portfolio and a decreased cost of funds, resulting in an expansion of total interest margin to 4.8%.
The weighted average contract rate on loans originated in the six months ended June 30, 2026 decreased to 8.0%, compared with 8.9% in the same period of 2025 as we decreased rates to maintain competitiveness following
Federal Reserve rate cuts. The decrease in provision expense as a percentage of receivables compared to the prior year reflected lower net charge-offs, attributable to the increased credit quality of the portfolio and improved servicing, as well as a decrease in the percentage of ending managed receivables constituted by the allowance for loan losses. Other financing operations expenses as a percentage of average managed receivables was flat with the same period of 2025 despite significant portfolio growth, reflecting improved operational performance and economies of scale.
Operating Expenses
Selling, General and Administrative Expense
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.
Q2 2026 vs. Q2 2025

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Personnel	$638.8	$641.0	$(2.2)	(0.3)%
Rent and facility costs	105.2	99.5	5.7	5.7
Advertising	69.7	64.0	5.7	8.9
Other	201.0	210.2	(9.2)	(4.4)
Total SG&A	$1,014.7	$1,014.7	$—	—%

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2026	2025
Personnel	42.7%	43.2%	(50)bps
Rent and facility costs	7.0	6.7	30
Advertising	4.7	4.3	40
Other	13.4	14.1	(70)
Total SG&A	67.8%	68.3%	(50)bps
SG&A as a percentage of gross profit was 67.8% for the three months ended June 30, 2026 compared to 68.3% for the same period of 2025. SG&A expense remained flat, including increases in advertising, rent, and facility costs due to acquisitions, and offsetting decreases in personnel and other SG&A costs.
On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 68.6%
compared to 67.2% for the same period of 2025. The increase was primarily related to SG&A growth outpacing gross profit growth in the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

YTD 2026 vs. YTD 2025

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2026	2025
Personnel	$1,266.8	$1,248.4	$18.4	1.5%
Rent and facility costs	213.5	198.6	14.9	7.5
Advertising	141.0	125.3	15.7	12.5
Other	430.8	395.1	35.7	9.0
Total SG&A	$2,052.1	$1,967.4	$84.7	4.3%

	Six Months Ended June 30,		Increase
As a % of gross profit	2026	2025
Personnel	43.4%	43.1%	30bps
Rent and facility costs	7.3	6.9	40
Advertising	4.8	4.3	50
Other	14.8	13.6	120
Total SG&A	70.3%	67.9%	240bps
SG&A as a percentage of gross profit was 70.3% for the six months ended June 30, 2026 compared to 67.9% for the same period of 2025, driven by increases in all expense categories outpacing the increase in gross profit. Total
SG&A expense increased 4.3%, driven by all areas as a result of our acquisition activity.
On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 70.1%
compared to 67.3% for the same period of 2025. The increase was related to SG&A growth outpacing gross profit growth in the period.
SG&A expense adjusted for non-core charges was as follows:
Q2 2026 vs. Q2 2025

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Personnel	$638.8	$641.0	$(2.2)	(0.3)%
Rent and facility costs	105.2	99.5	5.7	5.7
Advertising	69.7	64.0	5.7	8.9
Adjusted other	213.4	200.5	12.9	6.4
Adjusted total SG&A	$1,027.1	$1,005.0	$22.1	2.2%

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2026	2025
Personnel	42.7%	43.2%	(50)bps
Rent and facility costs	7.0	6.7	30
Advertising	4.7	4.3	40
Adjusted other	14.2	13.5	70
Adjusted total SG&A	68.6%	67.7%	90bps
Adjusted SG&A for the three months ended June 30, 2026 excludes a $15.1 million net gain on store disposals,
$2.3 million in storm insurance charges, and $0.4 million in acquisition-related expenses.
Adjusted SG&A for the three months ended June 30, 2025 excludes a $7.2 million net loss on store disposals,
$2.4 million in storm insurance charges, and $0.1 million in acquisition-related expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

YTD 2026 vs. YTD 2025

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2026	2025
Personnel	$1,266.8	$1,248.4	$18.4	1.5%
Rent and facility costs	213.5	198.6	14.9	7.5%
Advertising	141.0	125.3	15.7	12.5%
Adjusted other	422.5	394.2	28.3	7.2%
Adjusted total SG&A	$2,043.8	$1,966.5	$77.3	3.9%

	Six Months Ended June 30,		Increase
As a % of gross profit	2026	2025
Personnel	43.4%	43.1%	30bps
Rent and facility costs	7.3	6.9	40
Advertising	4.8	4.3	50
Adjusted other	14.5	13.6	90
Adjusted total SG&A	70.0%	67.9%	210bps
Adjusted SG&A for the six months ended June 30, 2026 excludes $20.3 million in one-time contract buyouts,
$2.3 million in storm insurance charges, $0.7 million in acquisition-related expenses, and a $15.0 million net gain on store disposals.
Adjusted SG&A for the six months ended June 30, 2025 excludes $2.8 million in storm insurance charges,
$0.3 million in acquisition-related expenses, and a $2.2 million net gain on store disposals.
Adjusted SG&A is a non-GAAP measure. See Non-GAAP Reconciliations for more details.
Floor Plan Interest Expense
Below are the details for carrying costs for vehicle inventory:
Q2 2026 vs. Q2 2025

	Three Months Ended June 30,			%
($ in millions)	2026	2025	Change	Change
Floor plan interest expense	$69.7	$55.0	$14.7	26.7%
Floor plan interest expense increased $14.7 million in the three months ended June 30, 2026 compared to the same period of 2025 due to an increase in floored inventory levels, as a result of our converting used inventory‑secured revolvers to floorplan facilities during the year.
YTD 2026 vs. YTD 2025

	Six Months Ended June 30,			%
($ in millions)	2026	2025	Change	Change
Floor plan interest expense	$125.6	$112.0	$13.6	12.1%
Floor plan interest expense increased $13.6 million in the six months ended June 30, 2026 compared to the same period of 2025 due to an increase in floored inventory levels, as a result of our converting used inventory‑secured revolvers to floorplan facilities during the year.
Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets.
Q2 2026 vs. Q2 2025

	Three Months Ended June 30,		Increase	% Increase
($ in millions)	2026	2025
Depreciation and amortization	$70.9	$65.2	$5.7	8.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

YTD 2026 vs. YTD 2025

	Six Months Ended June 30,		Increase	% Increase
($ in millions)	2026	2025
Depreciation and amortization	$140.7	$129.0	$11.7	9.1%
Acquisition activity contributed to the increases in depreciation and amortization in 2026 compared to 2025. We acquired $158.3 million of depreciable property as part of our acquisition activity over the trailing twelve months ended June 30, 2026. For the six months ended June 30, 2026, we invested $153.4 million in capital expenditures.
These investments increased the amount of depreciation expense in the three and six months ended June 30,
2026. See the discussion under Liquidity and Capital Resources for additional information.
Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:
Q2 2026 vs. Q2 2025

	Three Months Ended June 30,
	2026	2025
Operating margin	4.6%	4.4%
Operating margin adjusted for non-core charges [1]	4.5%	4.5%
1See Non-GAAP Reconciliations for more details.
Operating margin increased 20 bps in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to decreased SG&A as a percentage of revenue and improved profitability of our Financing
Operations, partially offset by a decrease in gross margin.
YTD 2026 vs. YTD 2025

	Six Months Ended June 30,
	2026	2025
Operating margin	4.1%	4.4%
Operating margin adjusted for non-core charges [1]	4.2%	4.4%
1See Non-GAAP Reconciliations for more details.
Operating margin decreased 30 bps in the six months ended June 30, 2026 compared to the same period in 2025, primarily due to increased SG&A as a percentage of revenue and a decrease in gross margin, partially offset by increased profitability of our Financing Operations.
Non-Operating Expenses
Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, used and service loaner vehicle inventory financing commitments, and revolving lines of credit.
Q2 2026 vs. Q2 2025

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Senior notes interest	$27.6	$19.0	$8.6	45.3%
Mortgage interest	15.9	14.1	1.8	12.8
Other interest	20.5	36.1	(15.6)	(43.2)
Capitalized interest	(1.3)	(2.5)	(1.2)	NM
Total other interest expense	$62.7	$66.7	$(4.0)	(6.0)%
Other interest expense for the three months ended June 30, 2026 decreased $4.0 million related to decreased borrowings on used inventory‑secured revolvers compared to the same period of 2025, partially offset by an increase from our September 2025 issuance of senior notes due 2030.

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

YTD 2026 vs. YTD 2025

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Senior notes interest	$55.2	$38.0	$17.2	45.3%
Mortgage interest	31.6	28.5	3.1	10.9
Other interest	49.1	70.1	(21.0)	(30.0)
Capitalized interest	(3.0)	(4.4)	(1.4)	NM
Total other interest expense	$132.9	$132.2	$0.7	0.5%
Other interest expense for the six months ended June 30, 2026 increased $0.7 million related to our September
2025 issuance of senior notes due 2030, offset by a decrease in borrowings on used inventory‑secured revolvers compared to the same period of 2025.
Other Income (Expense), net
Q2 2026 vs. Q2 2025

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Equity method investment	$31.2	$37.1	$(5.9)	(15.9)%
Foreign currency remeasurement	(3.4)	5.3	(8.7)	NM
Net pension benefit	0.5	2.4	(1.9)	(79.2)
Miscellaneous	7.9	3.7	4.2	113.5
Other income, net	$36.2	$48.5	$(12.3)	(25.4)%
Other income, net in the three months ended June 30, 2026 decreased $12.3 million compared to the same period of 2025, primarily as a result of foreign currency remeasurements and fair value changes in our investment in
Pinewood Technologies Group PLC.
YTD 2026 vs. YTD 2025

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Equity method investments	$(38.9)	$30.9	(69.8)	NM
Foreign currency remeasurements	(4.9)	5.1	(10.0)	NM
Net pension benefits	1.0	4.6	(3.6)	(78.3)
Miscellaneous	11.3	8.7	2.6	29.9
Other (expense) income, net	$(31.5)	$49.3	$(80.8)	NM
Other (expense) income, net in the six months ended June 30, 2026 decreased $80.8 million compared to the same period of 2025, primarily as a result of fair value changes in our investment in Pinewood Technologies Group PLC and foreign currency remeasurements.
Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective income tax rate	25.7%	26.7%	26.4%	26.3%
Effective income tax rate excluding non-core items [1]	26.9%	26.0%	26.7%	26.0%
1See Non-GAAP Reconciliations for more details.

Our effective income tax rate for the six months ended June 30, 2026 compared to last year was negatively affected by a decrease in general business credits, offset by tax basis differences on divested assets in 2025. Excluding non-core charges and acquired general business credits, we estimate our annual effective income tax rate to be
27.1%.

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
The following tables reconcile certain reported non-GAAP measures, which we refer to as “adjusted,” to the most comparable GAAP measure from our Consolidated Statements of Operations.

	Three Months Ended June 30, 2026
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Investment gain	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$1,014.7	$15.1	$—	$(2.3)	$(0.4)	$—	$1,027.1
Operating income (expense)	448.3	(15.1)	—	2.3	0.4	—	435.9
Other income (expense), net	36.2	—	(28.2)	—	—	—	8.0

Income (loss) before income taxes	$352.1	$(15.1)	$(28.2)	$2.3	$0.4	$—	$311.5
Income tax (provision) benefit	(90.5)	4.1	6.4	(0.6)	(0.1)	(3.2)	(83.9)
Net income (loss)	261.6	(11.0)	(21.8)	1.7	0.3	(3.2)	227.6
Net income attributable to NCI	(1.6)	—	—	—	—	—	(1.6)
Net income (loss) attributable to Lithia Motors, Inc.	$260.0	$(11.0)	$(21.8)	$1.7	$0.3	$(3.2)	$226.0

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$11.54	$(0.49)	$(0.96)	$0.07	$0.01	$(0.14)	$10.03
Diluted share count	22.5

	Three Months Ended June 30, 2025
($ in millions, except per share amounts)	As reported	Net loss on disposal of stores	Investment gain (1)	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$1,014.7	$(7.2)	$—	$(2.4)	$(0.1)	$—	$1,005.0
Operating income	425.3	7.2	—	2.4	0.1	—	435.0
Other income (expense), net	48.5	—	(36.4)	—	—	—	12.1

Income (loss) before income taxes	$352.1	$7.2	$(36.4)	$2.4	$0.1	$—	$325.4
Income tax (provision) benefit	(93.9)	1.8	9.5	(0.6)	—	(1.3)	(84.5)
Net income (loss)	258.2	9.0	(26.9)	1.8	0.1	(1.3)	240.9
Net income attributable to NCI	(2.1)	—	—	—	—	—	(2.1)
Net income (loss) attributable to Lithia Motors, Inc.	$256.1	$9.0	$(26.9)	$1.8	$0.1	$(1.3)	$238.8

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$9.87	$0.35	$(1.04)	$0.07	$—	$(0.05)	$9.20
Diluted share count	25.9

MANAGEMENT’S DISCUSSION AND ANALYSIS	36

	Six Months Ended June 30, 2026
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Investment loss	Insurance reserves	Acquisition expenses	Contract buyouts	Tax attribute	Adjusted
Selling, general and administrative	$2,052.1	$15.0	$—	$(2.3)	$(0.7)	$(20.3)	$—	$2,043.8
Operating income (loss)	784.1	(15.0)	—	2.3	0.7	20.3	—	792.4
Other (expense) income, net	(31.5)	—	45.2	—	—	—	—	13.7

Income (loss) before income taxes	$494.1	$(15.0)	$45.2	$2.3	$0.7	$20.3	$—	$547.6
Income tax (provision) benefit	(130.4)	4.0	(12.1)	(0.6)	(0.1)	(5.1)	(2.0)	(146.3)
Net income (loss)	363.7	(11.0)	33.1	1.7	0.6	15.2	(2.0)	401.3
Net income attributable to NCI	(3.3)	—	—	—	—	—	—	(3.3)
Net income (loss) attributable to Lithia Motors, Inc.	$360.4	$(11.0)	$33.1	$1.7	$0.6	$15.2	$(2.0)	$398.0

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$15.68	$(0.48)	$1.44	$0.07	$0.03	$0.66	$(0.08)	$17.32
Diluted share count	23.0

	Six Months Ended June 30, 2025
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Investment gain (1)	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$1,967.4	$2.2	$—	$(2.8)	$(0.3)	$—	$1,966.5
Operating income (loss)	831.6	(2.2)	—	2.8	0.3	—	832.5
Other income (expense), net	49.3	—	(26.7)	—	—	—	22.6

Income (loss) before income taxes	$636.7	$(2.2)	$(26.7)	$2.8	$0.3	$—	$610.9
Income tax (provision) benefit	(167.3)	4.3	7.0	(0.7)	(0.1)	(2.3)	(159.1)
Net income (loss)	469.4	2.1	(19.7)	2.1	0.2	(2.3)	451.8
Net income attributable to NCI	(3.8)	—	—	—	—	—	(3.8)
Net income (loss) attributable to Lithia Motors, Inc.	$465.6	$2.1	$(19.7)	$2.1	$0.2	$(2.3)	$448.0

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$17.80	$0.08	$(0.76)	$0.08	$0.01	$(0.09)	$17.12
Diluted share count	26.2
(1) Investment losses (gains) retrospectively included in adjusted non-GAAP financial measures presented.
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
We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash flows from operations and borrowings under our credit facilities are our main sources for liquidity. In addition to the above sources of liquidity, potential sources to fund our business strategy include

MANAGEMENT’S DISCUSSION AND ANALYSIS	37

financing of real estate and proceeds from debt or equity offerings. We evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Available Sources
Below is a summary of our immediately available funds:

($ in millions)	June 30, 2026	December 31, 2025	Change	% Change
Cash and cash equivalents	$110.3	$109.2	$1.1	1.0%
Marketable securities	67.0	56.4	10.6	18.8
Available credit on credit facilities	1,090.2	1,359.2	(269.0)	(19.8)
Total current available funds	$1,267.5	$1,524.8	$(257.3)	(16.9)%
Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Six Months Ended June 30,		Change
(In millions)	2026	2025	in Cash Flow
Net cash (used in) provided by operating activities	$(174.1)	$331.4	$(505.5)
Net cash used in investing activities	(351.8)	(315.5)	(36.3)
Net cash provided by (used in) financing activities	555.1	(13.5)	568.6
Operating Activities
Cash used in operating activities for the six months ended June 30, 2026 decreased $505.5 million compared to the same period of 2025, primarily related to changes in inventories, net income, and finance receivables, partially offset by changes in trade payables, unrealized investment loss, and other assets compared to the same period of
2025.

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

	Six Months Ended June 30,		Change
(In millions)	2026	2025	in Cash Flow
Net cash (used in) provided by operating activities – as reported	$(174.1)	$331.4	$(505.5)
Adjust: Net borrowings (repayments) on floor plan notes payable, non-trade(1)	1,409.2	(141.2)	1,550.4
Less: Borrowings on floor plan notes payable, non-trade associated with acquired vehicle inventory	(21.8)	(45.6)	23.8
Adjust: Finance receivables activity	534.5	432.1	102.4
Net cash provided by operating activities – adjusted	$1,747.8	$576.7	$1,171.1
(1) Includes the impact of converting inventory‑secured revolvers to floorplan facilities during 2026, increasing net floorplan borrowings and adjusted operating cash flows by $1,138.3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS	38

Investing Activities
Net cash used in investing activities totaled $351.8 million and $315.5 million, respectively, for the six months ended
June 30, 2026 and 2025.

Below are highlights of significant activity related to our cash flows from investing activities:

	Six Months Ended June 30,		Change
(In millions)	2026	2025	in Cash Flow
Capital expenditures	$(153.4)	$(148.8)	$(4.6)
Cash paid for acquisitions, net of cash acquired	(221.7)	(278.6)	56.9
Proceeds from sales of stores	21.0	104.4	(83.4)
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
Capital expenditures for the six months ended June 30, 2026, compared to the same period of 2025 were higher for existing facility purchases, maintenance, existing operations improvements and information technology, and lower for new operations purchases and improvements.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS	39

Adjusted net cash paid for acquisitions, a non-GAAP measure, as well as certain other acquisition-related information is presented below:

	Six Months Ended June 30,
($ in millions)	2026	2025
Number of locations acquired	10	4
Number of stores opened	5	—

Cash paid for acquisitions, net of cash acquired	$(221.7)	$(278.6)
Add: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	21.8	45.6
Cash paid for acquisitions, net of cash acquired – adjusted	$(199.9)	$(233.0)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

MANAGEMENT’S DISCUSSION AND ANALYSIS	40

Financing Activities
Adjusted net cash provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing
Operations segment was as follows:

	Six Months Ended June 30,		Change
(In millions)	2026	2025	in Cash Flow
Cash provided by (used in) financing activities, as reported	$555.1	$(13.5)	$568.6
Less: Net (borrowings) repayments on floor plan notes payable: non-trade (1)	(1,409.2)	141.2	(1,550.4)
Less: Net borrowings on non-recourse notes payable	(267.4)	67.4	(334.8)
Cash (used in) provided by financing activities, as adjusted	$(1,121.5)	$195.1	$(1,316.6)
(1) Includes the impact of converting inventory‑secured revolvers to floorplan facilities during 2026, increasing net floorplan borrowings and adjusted operating cash flows by $1,138.3 million.
Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade, which are discussed above:

	Six Months Ended June 30,		Change
(In millions)	2026	2025	in Cash Flow
Net (repayments) borrowings on lines of credit	$(500.0)	$587.6	$(1,087.6)
Principal payments on non-recourse notes payable	(790.3)	(631.4)	(158.9)
Proceeds from the issuance of non-recourse notes payable	1,057.7	564.0	493.7
Repurchase of common stock	(534.0)	(263.3)	(270.7)
Equity Transactions
Our Board has approved share repurchase authorizations totaling up to $3.7 billion of our common stock. We repurchased a total of 1,910,777 shares of our common stock at an average price of $282.28 in the first six months of 2026, consisting of 115,286 related to tax withholding on vesting RSUs, and 1,795,491 related to our repurchase authorizations. As of June 30, 2026, we had $620.5 million remaining available for repurchases and the authorizations do not have expiration dates.
In the first six months of 2026, we declared and paid dividends on our common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2026	$0.55	$12.8
May 2026	$0.57	$12.9

We evaluate performance and make a recommendation to the Board on dividend payments on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	41

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of June 30, 2026
(In millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$4,401.2	$—	(1)
Floor plan notes payable	1,986.2	—
Daily rental vehicle inventory financing commitments	3.5	0.5	(2)
Revolving lines of credit	1,889.8	1,057.5	(2), (3)
Warehouse facilities	1,459.0	32.2
Non-recourse notes payable	2,741.4	—
4.625% Senior notes due 2027	400.0	—
5.500% Senior notes due 2030	600.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Real estate mortgages, finance lease obligations, and other debt	1,106.7	—
Unamortized debt issuance costs	(25.1)	—	(4)
Total debt	15,912.7	$1,090.2

Less: Inventory related debt	(6,390.9)
Less: Financing operations related debt	(4,200.4)
Less: Unrestricted cash and cash equivalents	(110.3)
Less: Marketable securities	(67.0)
Less: Availability on used and service loaner financing facilities	(0.5)
Net debt(5)	$5,143.6
(1)As of June 30, 2026, we had a $2.7 billion new vehicle floor plan commitment as part of our US Bank syndicated credit facility, and a $375 million CAD wholesale floorplan commitment as part of our Bank of Nova Scotia syndicated credit facility.
(2)The amount available on this credit facility is limited based on borrowing base calculations and fluctuates monthly.
(3)Available credit is based on the borrowing base amount effective as of May 31, 2026. This amount is reduced by $6.2 million for outstanding letters of credit.
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

42

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2026:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan
April	—	$—	—	$362,865
May	504,998	271.56	504,940	725,744
June	348,572	301.95	348,572	620,491
Total	853,570	283.97	853,512
1On May 26, 2026, our Board approved an additional $500 million repurchase authorization of our common stock. This authorization is in addition to the amount previously authorized by the Board for repurchase, which brings the total authorizations to $3.7 billion. There are no expiration dates for the share repurchase authorizations.
2Of the shares repurchased in the second quarter of 2026, 58 shares were related to tax withholding upon the vesting of
RSUs.

43

Item 5. Other Information
Rule 10b5-1 Trading Plans of Directors and Section 16 Officers
During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the
Exchange Act) adopted, modified or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement.
Item 6. Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Lithia Motors, Inc.	10-Q	001-14733	3.1	07/28/21
3.2	Bylaws of Lithia Motors, Inc.	8-K	001-14733	3.1	02/20/26
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes to consolidated financial statements.					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.					X

44

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2026	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer