Form 10-Q
period 2026-09-30
LITHIA MOTORS INC
filed 2026-10-28
CIK 1023128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 28, 2026, there were 21,620,296 shares of the registrant’s common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q QUARTERLY REPORT

GLOSSARY	1

GLOSSARY OF DEFINITIONS
The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
AFS	Available-for-sale
ASC	Accounting Standards Codification
ASU	Accounting standards update
Board	Board of directors
BNS	The Bank of Nova Scotia
BPS	Basis points
CAD	Canadian Dollar ($)
CORRA	Canadian Overnight Repo Rate Average
CPO	Certified pre-owned
DFC	Driveway Finance Corporation
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
LAD	Lithia and Driveway
LMMH	Lithia Marubeni Mobility Holdings
Mizuho	Mizuho Bank, Ltd.
NCI	Non-controlling interest
NM	Not meaningful
NYSE	New York Stock Exchange
PINE.L	Pinewood Technologies Group PLC
PPA	Purchase price allocation
RSU	Restricted stock units
SEC	Securities and Exchange Commission
SG&A	Selling, general, and administrative
SOFR	Secured Overnight Financing Rate
U.K.	United Kingdom
U.S.	United States of America
USB	US Bank National Association
YTD	Year-to-date

CONSOLIDATED FINANCIAL STATEMENTS	2

CONSOLIDATED BALANCE SHEETS
(In millions; Unaudited)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash, restricted cash, and cash equivalents	$374.0	$341.8
Accounts receivable, net of allowance for doubtful accounts of $7.7 and $6.9	1,132.9	1,134.1
Inventories, net	6,624.3	6,119.6
Other current assets	261.8	262.5
Total current assets	8,393.0	7,858.0

Property and equipment, net of accumulated depreciation of $1,136.6 and $1,004.9	5,074.7	4,936.0
Operating lease right-of-use assets	681.3	717.2
Finance receivables, net of allowance for credit losses of $158.6 and $143.7	5,578.6	4,755.1
Goodwill	2,736.1	2,476.7
Franchise value	2,894.6	2,777.4
Other non-current assets	1,477.7	1,586.8
Total assets	$26,836.0	$25,107.2

Liabilities and equity
Current liabilities:
Floor plan notes payable	$2,062.6	$1,992.6
Floor plan notes payable: non-trade	4,504.2	3,016.3
Current maturities of long-term debt	95.6	64.2
Current maturities of non-recourse notes payable	19.4	69.7
Trade payables	434.5	339.5
Accrued liabilities	1,289.0	1,214.4
Total current liabilities	8,405.3	6,696.7

Long-term debt, less current maturities	6,828.2	7,274.9
Non-recourse notes payable, less current maturities	2,746.3	2,404.2
Deferred revenue	499.4	452.7
Deferred income taxes	595.7	516.3
Non-current operating lease liabilities	619.9	662.1
Other long-term liabilities	500.4	471.9
Total liabilities	20,195.2	18,478.8

Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Common stock - no par value; authorized 125.0 shares; issued and outstanding 21.7 and 23.5	—	—
Additional paid-in capital	—	18.1
Accumulated other comprehensive income	37.3	67.3
Retained earnings	6,577.3	6,517.8
Total stockholders’ equity - Lithia Motors, Inc.	6,614.6	6,603.2
Non-controlling interest	26.2	25.2
Total equity	6,640.8	6,628.4
Total liabilities and equity	$26,836.0	$25,107.2
 See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	3

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts; Unaudited)	2026	2025	2026	2025
Revenues
New vehicle	$4,868.6	$4,792.4	$14,077.1	$14,076.3
Used vehicle	3,630.1	3,463.3	10,647.8	10,192.3
Finance and insurance	361.4	378.6	1,087.5	1,116.8
Aftersales	1,086.6	1,041.5	3,197.0	3,051.7
Total revenues	9,946.7	9,675.8	29,009.4	28,437.1
Cost of sales
New vehicle retail	4,590.7	4,501.0	13,255.7	13,178.1
Used vehicle retail	3,419.2	3,274.4	10,035.2	9,609.2
Aftersales	441.0	434.4	1,303.6	1,288.3
Total cost of sales	8,450.9	8,209.8	24,594.5	24,075.6
Gross profit	1,495.8	1,466.0	4,414.9	4,361.5

Finance operations income	32.3	19.1	90.0	51.7

Selling, general and administrative	1,036.3	998.0	3,088.4	2,965.3
Depreciation and amortization	71.6	65.5	212.3	194.6
Operating profit	420.2	421.6	1,204.2	1,253.3
Floor plan interest expense	(70.3)	(57.8)	(195.9)	(169.8)
Other interest expense, net	(63.1)	(68.3)	(196.0)	(200.5)
Other income (expense), net	104.2	(13.3)	72.7	35.9
Income before income taxes	391.0	282.2	885.0	918.9
Income tax provision	(98.1)	(63.6)	(228.4)	(230.9)
Net income	292.9	218.6	656.6	688.0
Net income attributable to non-controlling interest	(1.8)	(1.5)	(5.1)	(5.3)
Net income attributable to Lithia Motors, Inc.	$291.1	$217.1	$651.5	$682.7

Basic earnings per share attributable to Lithia Motors, Inc. common stockholders	$13.28	$8.63	$28.83	$26.47
Shares used in basic per share calculations	21.9	25.2	22.6	25.8

Diluted earnings per share attributable to Lithia Motors, Inc. common stockholders	$13.22	$8.61	$28.77	$26.42
Shares used in diluted per share calculations	22.0	25.2	22.6	25.8

Cash dividends paid per share	$0.70	$0.55	$1.82	$1.63
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; Unaudited)	2026	2025	2026	2025
Net income	$292.9	$218.6	$656.6	$688.0
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	0.8	(30.2)	(26.8)	89.1
Unrealized (loss) gain on debt securities, net of tax benefit (provision) of $0.4, $—, $0.6, and $(0.2)	(1.5)	0.2	(2.1)	0.7
Gain (loss) on cash flow hedges, net of tax (provision) benefit of $(0.1), $—, $0.4, and $(0.1)	0.2	—	(1.1)	0.4
Total other comprehensive (loss) income, net of tax	(0.5)	(30.0)	(30.0)	90.2
Comprehensive income	292.4	188.6	626.6	778.2

Comprehensive income attributable to non-controlling interest	(1.8)	(1.5)	(5.1)	(5.3)
Comprehensive income attributable to Lithia Motors, Inc.	$290.6	$187.1	$621.5	$772.9
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	5

CONSOLIDATED STATEMENTS OF EQUITY
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; Unaudited)	2026	2025	2026	2025
Total equity, beginning balances	$6,427.4	$7,011.0	$6,628.4	$6,674.1

Common stock, beginning balances	—	568.8	—	793.1
Stock-based compensation	1.7	1.6	33.6	29.7
Issuance of stock in connection with employee stock purchase plans	7.2	7.6	21.2	21.0
Repurchase of common stock, including excise tax	(8.9)	(412.6)	(54.8)	(678.4)
Common stock, ending balances	—	165.4	—	165.4

Additional paid-in capital, beginning balances	—	110.2	18.1	107.2
Stock-based compensation	14.2	12.4	6.2	15.4
Repurchase of common stock, including excise tax	(14.2)	—	(24.3)	—
Additional paid-in capital, ending balances	—	122.6	—	122.6

Accumulated other comprehensive income (loss), beginning balances	37.8	116.6	67.3	(3.6)
Foreign currency translation adjustment	0.8	(30.2)	(26.8)	89.1
Unrealized (loss) gain on debt securities, net of tax benefit (provision) of $0.4, $—, $0.6, and $(0.2)	(1.5)	0.2	(2.1)	0.7
Gain (loss) on cash flow hedges, net of tax (provision) benefit of $(0.1), $—, $0.4, and $(0.1)	0.2	—	(1.1)	0.4
Accumulated other comprehensive income, ending balances	37.3	86.6	37.3	86.6

Retained earnings, beginning balances	6,364.3	6,190.9	6,517.8	5,753.5
Net income attributable to Lithia Motors, Inc.	291.1	217.1	651.5	682.7
Dividends paid	(15.4)	(13.9)	(41.1)	(42.1)
Repurchase of common stock, including excise tax	(62.7)	—	(550.9)	—
Retained earnings, ending balances	6,577.3	6,394.1	6,577.3	6,394.1

Non-controlling interest, beginning balances	25.3	24.5	25.2	23.9
Distribution of non-controlling interest	(0.9)	(1.1)	(4.1)	(4.3)
Net income attributable to non-controlling interest	1.8	1.5	5.1	5.3
Non-controlling interest, ending balances	26.2	24.9	26.2	24.9

Total equity, ending balances	$6,640.8	$6,793.6	$6,640.8	$6,793.6
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	6

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
(In millions; Unaudited)	2026	2025
Cash flows from operating activities:
Net income	$656.6	$688.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	266.2	239.5
Stock-based compensation	39.8	45.1
Net loss on disposal of other assets	6.3	3.9
Net gain on disposal of stores	(9.2)	(17.7)
Unrealized investment gain, net	(54.5)	(12.1)
Deferred income taxes	68.7	102.6
Amortization of operating lease right-of-use assets	73.8	67.2
Decrease (increase) (net of acquisitions and dispositions):
Accounts receivable, net	2.6	55.5
Inventories	(555.0)	44.8
Finance receivables	(831.4)	(671.3)
Other assets	(136.2)	(263.8)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	87.6	(151.0)
Trade payables	93.3	(7.4)
Accrued liabilities	54.9	52.8
Other long-term liabilities and deferred revenue	31.6	56.9
Net cash (used in) provided by operating activities	(204.9)	233.0
Cash flows from investing activities:
Principal payments received on notes receivable	13.8	—
Capital expenditures	(252.3)	(257.7)
Proceeds from sales of assets	24.2	30.5
Net cash used for other investments	(34.0)	(12.7)
Cash paid for acquisitions, net of cash acquired	(264.8)	(417.6)
Net proceeds from sales of stores	31.9	178.1
Net cash used in investing activities	(481.2)	(479.4)
Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	1,542.2	73.3
Borrowings on lines of credit	9,037.0	11,707.1
Repayments on lines of credit	(9,405.5)	(11,575.1)
Principal payments on long-term debt and finance lease liabilities, scheduled	(36.2)	(29.6)
Principal payments on long-term debt and finance lease liabilities, other	(51.4)	(15.7)
Proceeds from issuance of long-term debt	—	741.0
Principal payments on non-recourse notes payable	(1,228.4)	(959.0)
Proceeds from issuance of non-recourse notes payable	1,520.2	1,095.3
Payment of debt issuance costs	(7.2)	(11.7)
Proceeds from issuance of common stock	21.2	21.0
Repurchase of common stock	(624.5)	(662.3)
Dividends paid	(41.1)	(42.1)
Payment of contingent consideration related to acquisitions	—	(9.4)
Other financing activity	(4.0)	(68.3)
Net cash provided by financing activities	722.3	264.5
Effect of exchange rate changes on cash, restricted cash, and cash equivalents	(3.5)	4.7
Increase in cash, restricted cash, and cash equivalents	32.7	22.8
Cash, restricted cash, and cash equivalents at beginning of year	391.3	445.8
Cash, restricted cash, and cash equivalents at end of period	$424.0	$468.6
See accompanying condensed notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Nine Months Ended September 30,
(In millions)	2026	2025
Reconciliation of cash, restricted cash, and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$108.1	$206.5
Restricted cash from collections on auto loans receivable and customer deposits	265.9	210.6
Cash, restricted cash, and cash equivalents	374.0	417.1
Restricted cash on deposit in reserve accounts, included in other non-current assets	50.0	51.5
Total cash, restricted cash, and cash equivalents reported in the Consolidated Statements of Cash Flows	$424.0	$468.6

Supplemental cash flow information:
Cash paid during the period for interest	$565.7	$524.7
Cash paid during the period for income taxes, net	116.0	137.9
Debt paid in connection with store disposals	27.1	40.8

Non-cash activities:
Debt assumed in connection with acquisitions	$12.2	$—
Acquisition of finance leases in connection with acquisitions	62.0	—
Right-of-use assets obtained in exchange for lease liabilities	65.3	30.8
Unsettled repurchases of common stock and excise taxes	5.5	16.1
Issuance of notes receivable in connection with divestitures	22.2	—
See accompanying condensed notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation
These Consolidated Financial Statements contain unaudited information as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2025 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2025, is derived from our Annual Report on Form 10-K filed with the SEC on
February 25, 2026. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
NOTE 2. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Contracts in transit	$411.3	$468.6
Vehicle receivables	212.7	177.6
Manufacturer receivables	356.9	327.9
Trade receivables	127.0	148.6
Other receivables, current	32.7	18.3
	1,140.6	1,141.0
Less: Allowance for doubtful accounts	(7.7)	(6.9)
Total accounts receivable, net	$1,132.9	$1,134.1
The long-term portion of other receivables was included as a component of Other non-current assets in the
Consolidated Balance Sheets.
NOTE 3. INVENTORIES AND FLOOR PLAN NOTES PAYABLE
The components of inventories, net, consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
New vehicles	$3,778.6	$3,586.1
Used vehicles	2,584.5	2,266.7
Parts and accessories	261.2	266.8
Total inventories	$6,624.3	$6,119.6
Vehicle inventory costs are generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9

(In millions)	September 30, 2026	December 31, 2025
Floor plan notes payable	$2,062.6	$1,992.6
Floor plan notes payable: non-trade	4,504.2	3,016.3
Total floor plan debt	$6,566.8	$5,008.9
NOTE 4. FINANCE RECEIVABLES
Interest income on finance receivables is recognized based on the contractual terms of each receivable and is accrued until repayment, reaching non-accrual status, charge-off, or repossession. Direct costs associated with originations are capitalized and expensed as an offset to interest income when recognized on the receivables.
The balances of finance receivables are made up of loans and finance leases secured by the related vehicles. More than 99% of the portfolio is aged less than 60 days past due with less than 1% on non-accrual status.
Finance Receivables, net

(In millions)	September 30, 2026	December 31, 2025
Asset-backed term funding	$3,263.1	$2,954.6
Warehouse facilities	2,048.4	1,514.8
Other managed receivables	396.9	403.4
Total finance receivables	5,708.4	4,872.8
Accrued interest and fees	28.8	26.0
Less: Allowance for credit losses	(158.6)	(143.7)
Finance receivables, net	$5,578.6	$4,755.1
Finance Receivables by FICO Score

	As of September 30, 2026
	Year of Origination
($ in millions)	2026	2025	2024	2023	2022	Prior to 2022	Total
<599	$26.1	$30.6	$23.6	$14.3	$7.0	$2.3	$103.9
600-699	609.5	476.8	260.2	165.6	104.8	23.3	1,640.2
700-774	761.7	591.0	269.1	169.6	102.4	11.0	1,904.8
775+	820.1	580.4	233.9	125.1	60.7	2.6	1,822.8
Total auto loan receivables	$2,217.4	$1,678.8	$786.8	$474.6	$274.9	$39.2	5,471.7
Other finance receivables [1]							236.7
Total finance receivables							$5,708.4

		As of December 31, 2025
		Year of Origination
($ in millions)	2025	2024	2023	2022	2021	Prior to 2021	Total
<599	$42.0	$34.4	$22.7	$12.0	$4.7	$0.5	$116.3
600-699	629.9	369.1	250.9	173.0	45.2	3.3	1,471.4
700-774	784.1	382.1	254.7	168.4	20.4	1.3	1,611.0
775+	810.5	338.5	197.3	102.0	4.8	0.4	1,453.5
Total auto loan receivables	$2,266.5	$1,124.1	$725.6	$455.4	$75.1	$5.5	4,652.2
Other finance receivables [1]							220.6
Total finance receivables							$4,872.8
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

Rollforward of Allowance for Credit Losses on Finance Receivables
Our allowance for credit losses on finance receivables represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for credit losses on finance receivables consisted of the following changes during the period:

	Nine Months Ended September 30,		2026 vs. 2025
(In millions)	2026	2025	$ Change	% Change
Allowance for credit losses at beginning of period	$143.7	$123.4	$20.3	16.5%
Charge-offs	(111.5)	(120.1)	8.6	(7.2)
Recoveries	61.9	64.5	(2.6)	(4.0)
Net charge-offs	(49.6)	(55.6)	6.0	(10.8)%
Change in provision due to portfolio size	15.0	16.9	(1.9)	(11.2)
Change in provision due to net charge-offs	49.6	55.6	(6.0)	(10.8)
Currency translation	(0.1)	(0.5)	0.4	(80.0)
Allowance for credit losses at end of period	$158.6	$139.8	$18.8	13.4%
Charge-off Activity by Year of Origination

	Nine Months Ended September 30,
(In millions)	2026	2025
2026	$5.5	$—
2025	34.8	6.0
2024	29.9	37.1
2023	21.9	38.3
2022	13.8	26.7
2021 and prior	2.8	8.0
Other finance receivables [1]	2.8	4.0
Total charge-offs	$111.5	$120.1
1Includes legacy portfolio, loans that are originated with no FICO score available, and finance lease receivables.
NOTE 5. GOODWILL AND FRANCHISE VALUE
The changes in the carrying amounts of goodwill are as follows:

(In millions)	Vehicle Operations	Financing Operations	Consolidated
Balance as of December 31, 2024	$2,099.3	$16.2	$2,115.5
Additions through acquisitions [1]	383.1	—	383.1
Reductions through disposals	(39.2)	—	(39.2)
Currency translation	16.5	0.8	17.3
Balance as of December 31, 2025	2,459.7	17.0	2,476.7
Additions through acquisitions [2]	268.2	—	268.2
Reductions through disposals	(2.9)	—	(2.9)
Currency translation	(5.3)	(0.6)	(5.9)
Balance as of September 30, 2026	$2,719.7	$16.4	$2,736.1
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
2Our PPA for the remainder of the 2025 acquisitions were finalized in 2026. As a result, we added $268.2 million of goodwill.
Our PPA for 2026 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 – Acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11

The changes in the carrying amounts of franchise value are as follows:

(In millions)	Franchise Value
Balance as of December 31, 2024	$2,550.3
Additions through acquisitions [1]	231.1
Reductions through divestitures	(20.9)
Reductions from impairments [2]	(5.8)
Currency translation	22.7
Balance as of December 31, 2025	2,777.4
Additions through acquisitions [3]	153.6
Reductions through divestitures	(26.8)
Currency translation	(9.6)
Balance as of September 30, 2026	$2,894.6
1Our PPA for the 2024 acquisitions were finalized in 2025. As a result, we added $218.0 million of franchise value.
Preliminary PPA for a portion of our 2025 acquisitions resulted in adding $13.1 million of franchise value. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 – Acquisitions.
2In our annual impairment testing in 2025, we determined the franchise value of one underperforming store was not recoverable, resulting in an impairment of $5.8 million being recorded in the Consolidated Statements of Operations as
Asset impairments. Balance as of September 30, 2026 and December 31, 2025 is net of accumulated impairments of this amount only.
3Our PPA for the remainder of the 2025 acquisitions were finalized in 2026. As a result, we added $153.6 million of franchise value. Our PPA for the 2026 acquisitions are preliminary and franchise value is not yet allocated. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12 – Acquisitions.
NOTE 6. INVESTMENTS
Marketable Securities
As of September 30, 2026 and December 31, 2025, marketable equity securities recorded within Other current assets in the Consolidated Balance Sheets were $8.9 million and $2.4 million, respectively. Net unrealized gains recognized during the nine months ended September 30, 2026 and 2025 on marketable equity securities held at the reporting date were $0.7 million and $0.2 million, respectively.
Marketable debt securities accounted for as available-for-sale (AFS), and recorded within Other current assets in the Consolidated Balance Sheets, were as follows:

	As of September 30, 2026
					Fair Value of Securities with Contractual Maturities
(In millions)	Amortized Cost	Total Net Gains[1]	Total Net Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$25.8	$—	$(0.8)	$25.0	$4.2	$15.8	$5.0
Municipal securities	10.5	—	(0.2)	10.3	1.5	7.4	1.4
Corporate debt	32.9	—	(1.0)	31.9	2.5	19.9	9.5
Total	$69.2	$—	$(2.0)	$67.2	$8.2	$43.1	$15.9

	As of December 31, 2025
					Fair Value of Securities with Contractual Maturities
(In millions)	Amortized Cost	Total Net Gains[1]	Total Net Losses[1]	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
U.S. Treasury	$21.4	$0.2	$—	$21.6	$3.7	$14.5	$3.4
Municipal securities	10.4	0.2	—	10.6	0.1	9.0	1.5
Corporate debt	21.5	0.3	—	21.8	4.0	14.3	3.5
Total	$53.3	$0.7	$—	$54.0	$7.8	$37.8	$8.4
1Represents total unrealized gains (losses) for securities with net gains (losses) in Accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	12

Proceeds from the maturity of AFS debt securities were $7.9 million and $8.2 million for the nine months ended
September 30, 2026 and 2025. There were no gross realized gains or losses on the maturity of AFS debt securities for the three and nine months ended September 30, 2026 and 2025.
Equity Method Investments
Our investment in Pinewood Technologies, PLC (PINE.L), a U.K.-based automotive dealership management system provider, consists of 31.95% of the common stock voting interests accounted for herein as an equity method investment. The investment is measured at fair value based on quoted market prices, and all fair value changes in the investment are recorded as unrealized gains or losses as a component of Other income (expense), net in the
Consolidated Statements of Operations. The fair value of our investment was $217.5 million and $177.2 million as of September 30, 2026 and December 31, 2025, respectively. See Note 11 – Fair Value Measurements.
Our investment in Wheels, Inc., an automotive fleet management provider, through Lithia Marubeni Mobility
Holdings (LMMH) consists of 26.5% of the common stock voting interests accounted for herein as an equity method investment. The investment is measured at cost plus or minus our share of equity method investee income or loss as a component of Other non-current assets in the Consolidated Balance Sheets. The book value of our investment was $221.0 million and $222.0 million as of September 30, 2026 and December 31, 2025, respectively. We received a dividend of $9.8 million during the nine months ended September 30, 2026. Using the cumulative earnings approach, this dividend is classified within Operating Activities in the Consolidated Statements of Cash Flows, as it
is less than our cumulative equity in the investee's earnings.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contract Liabilities
We retain the obligation for various contracts sold to our customers and assumed in acquisitions. These amounts are recorded as a contract liability. At the time of sale, we defer the full sale price and recognize the revenue based on the rate at which we expect to incur further costs.
The amount of revenue recognized related to aftersales contract liabilities is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances associated with aftersales were $549.7 million and $501.5 million as of September 30, 2026, and December 31, 2025, respectively; we recognized $31.2 million and $99.5 million of revenue in the three and nine months ended
September 30, 2026, related to our opening contract liability balances associated with aftersales.
The amount of revenue recognized related to operating lease vehicle contract liabilities is recognized evenly over the life of the related lease contracts. Our contract liability balances associated with operating lease vehicles were
$155.2 million and $136.4 million as of September 30, 2026, and December 31, 2025, respectively; we recognized
$19.3 million and $51.5 million of revenue in the three and nine months ended September 30, 2026, related to our opening contract liability balances associated with operating lease vehicles.
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
February 27, 2031. The amendment extended the maturity date, converted the existing used vehicle floorplan and service loaner floorplan facilities to VIN-specific facilities, eliminated the credit spread adjustment of 0.10%, and reduced the margin on used vehicle floor plan financing from 1.40% to 1.20%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	13

This USB credit facility provides for a total financing commitment of $6.5 billion, which may be further expanded, subject to lender approval and the satisfaction of other conditions, up to a total of $7.0 billion. The allocation of the financing commitment is for up to $2.7 billion in new vehicle inventory floorplan financing, up to $1.3 billion in used vehicle inventory floorplan financing, up to $150 million in service loaner vehicle floorplan financing, and up to
$2.4 billion in revolving financing for general corporate purposes, including acquisitions and working capital. We have the option to reallocate the commitments under this USB credit facility, provided that the aggregate revolving loan commitment may not be more than 50% of the amount of the aggregate commitment. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as part of Net cash provided by financing activities.
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
The interest rate on the USB credit facility varies based on the type of debt, with the rate of Daily Simple SOFR plus a margin of 1.10% for new vehicle floor plan financing, 1.20% for used vehicle floor plan financing, 1.20% for service loaner floor plan financing, and an applicable margin on the revolving financing ranging from 1.00% to
2.00% depending on our leverage ratio. The annual interest rates associated with our commitments are as follows:

Commitment	Annual Interest Rate at September 30, 2026
New vehicle floor plan	5.00%
Used vehicle floor plan	5.10%
Service loaner floor plan	5.10%
Revolving line of credit	5.15%
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
The interest rate on the BNS credit facility varies based on the type of debt, using either the Term or Daily
Compounded rate of the Canadian Overnight Repo Rate Average (CORRA) plus a credit spread adjustment of
0.30% plus a margin of 1.00% for the wholesale flooring facility, 1.10% for the used vehicle flooring facility, 1.20%
for the daily rental facility, 1.30% for the wholesale leasing facility, and an applicable margin on the working capital revolving facility ranging from 1.25% to 2.25% depending on our leverage ratio. The annual interest rates associated with our commitments are as follows:

Commitment	Annual Interest Rate at September 30, 2026
Wholesale flooring facility	3.61%
Used vehicle flooring facility	3.71%
Daily rental facility	3.81%
Wholesale leasing facility	3.91%
Working capital revolving facility	3.86%
All BNS facilities other than the wholesale and used flooring facilities, which are demand facilities, mature on
March 18, 2029. The credit agreement includes various financial and other covenants typical of such agreements.
Mizuho Warehouse Facility
On September 30, 2026, we amended our securitization facility for our auto loan portfolio with Mizuho Bank Ltd.
(Mizuho warehouse facility), as administrative agent and account bank, to extend the commitment termination date to July 31, 2028 and modify certain collateral eligibility, concentration and hedging provisions. The amendment also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	14

reduced the interest rate on the facility to the Daily Simple SOFR rate plus 0.825%. The Mizuho warehouse facility provides for a total financing commitment of up to $1.0 billion.
Non-Recourse Notes Payable
In 2026, we issued a total of $1.5 billion in non-recourse notes payable related to asset-backed term funding transactions.
Below is a summary of outstanding non-recourse notes payable issued:

($ in millions)	Balance as of September 30, 2026	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
LAD Auto Receivables Trust 2023-1 Class D	7.3	31.3	02/14/23	7.30% to 7.30%	Various dates through Jun 2030
LAD Auto Receivables Trust 2023-2 Class C-D	36.3	79.5	05/24/23	5.58% to 6.30%	Various dates through Feb 2031
LAD Auto Receivables Trust 2023-3 Class C-D	50.5	56.7	08/23/23	6.43% to 6.92%	Various dates through Dec 2030
LAD Auto Receivables Trust 2023-4 Class B-D	66.4	80.5	11/15/23	6.39% to 7.37%	Various dates through Apr 2031
LAD Auto Receivables Trust 2024-1 Class A-D	68.0	100.9	02/14/24	5.17% to 6.15%	Various dates through Jun 2031
LAD Auto Receivables Trust 2024-2 Class A-D	116.3	118.2	06/20/24	5.46% to 6.37%	Various dates through Oct 2031
LAD Auto Receivables Trust 2024-3 Class A-D	221.5	306.3	11/15/24	4.52% to 5.18%	Various dates through Feb 2032
LAD Auto Receivables Trust 2025-1 Class A-D	247.3	311.4	02/12/25	4.69% to 5.52%	Various dates through May 2032
LAD Auto Receivables Trust 2025-2 Class A-D	312.3	443.3	08/13/25	4.25% to 5.01%	Various dates through Dec 2032
LAD Auto Receivables Trust 2025-3 Class A-C	394.6	477.4	11/13/25	4.03% to 4.60%	Various dates through Mar 2033
LAD Auto Receivables Trust 2026-1 Class A-C	401.4	532.1	02/18/26	3.75% to 4.42%	Various dates through Aug 2033
LAD Auto Receivables Trust 2026-2 Class A-C	434.9	525.6	05/13/26	4.17% to 4.94%	Various dates through Oct 2033
LAD Select Auto Receivables Trust 2026-A Class A-E	408.9	462.5	07/29/26	4.05% to 7.45%	Various dates through June 2034
Total non-recourse notes payable	$2,765.7	$3,525.7
NOTE 9. RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
Company-Sponsored Defined Benefit Pension Plan
We maintain two company-sponsored defined benefit plans applicable to a portion of salaried past and present team members, which are closed to future accrual.
Net Periodic Benefit
Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Interest cost	$8.4	$8.4	$25.1	$25.2
Expected return on plan assets	(9.0)	(10.8)	(27.0)	(32.3)
Amortization of net loss	0.1	—	0.4	—
Net periodic benefit	$(0.5)	$(2.4)	$(1.5)	$(7.1)
During the nine months ended September 30, 2026, funding of pension plans was $6.0 million. For the remainder of
2026, we estimate approximately $2.2 million of cash contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	15

NOTE 10. EQUITY
Repurchases of Common Stock
Repurchases of our common stock occurred under a repurchase authorization granted by our Board and related to shares withheld as part of the vesting of RSUs.
In May 2026, our Board approved an additional $500 million repurchase authorization of our common stock. This authorization, when added to the amounts previously authorized by the Board for repurchase, brings the total authorizations up to $3.7 billion. Share repurchases under our authorizations were as follows:

	Repurchases Occurring in 2026		Cumulative Repurchases as of September 30, 2026
	Shares	Average Price[1]	Shares	Average Price
Share Repurchase Authorization	2,041,727	$287.07	13,338,691	$233.50
1Price excludes excise taxes imposed under the Inflation Reduction Act of $5.5 million for the nine months ended
September 30, 2026.
As of September 30, 2026, we had $535.4 million available for repurchases pursuant to our share repurchase authorizations from our Board in 2026 and prior years.
In addition, during 2026, we repurchased 115,367 shares at an average price of $332.32 per share, for a total of
$38.3 million, related to tax withholding associated with the vesting of RSUs. The repurchase of shares related to tax withholding associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board.
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
Because these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.
There were no changes to our valuation techniques during the nine-month period ended September 30, 2026.
Below are our assets and liabilities that are measured at fair value:

	As of September 30, 2026				As of December 31, 2025
(In millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recorded at fair value
Marketable securities
Restricted cash - collections	$144.9	$144.9	$—	$—	$131.3	$131.3	$—	$—
Restricted cash - reserve	42.0	42.0	—	—	34.3	34.3	—	—
Total money market funds	$186.9	$186.9	$—	$—	$165.6	$165.6	$—	$—

Equity securities	$8.9	$8.9	$—	$—	$2.4	$2.4	$—	$—

U.S. Treasury	$25.0	$25.0	$—	$—	$21.6	$21.6	$—	$—
Municipal debt	10.3	—	10.3	—	10.6	—	10.6	—
Corporate debt	31.9	—	31.9	—	21.8	—	21.8	—
Total debt securities	$67.2	$25.0	$42.2	$—	$54.0	$21.6	$32.4	$—

Equity Method Investment
PINE.L	$217.5	$217.5	$—	$—	$177.2	$177.2	$—	$—

Recorded at historical value
Fixed rate debt [1]
4.625% Senior notes due 2027	$400.0	$394.5	$—	$—	$400.0	$398.0	$—	$—
3.875% Senior notes due 2029	800.0	750.0	—	—	800.0	770.0	—	—
5.500% Senior notes due 2030	600.0	576.0	—	—	600.0	602.3	—	—
4.375% Senior notes due 2031	550.0	503.3	—	—	550.0	526.6	—	—
Non-recourse notes payable	2,765.7	—	2,744.0	—	2,473.9	—	2,489.0	—
Real estate mortgages and other debt	710.1	—	680.6	—	730.0	—	703.8	—
1Excluding unamortized debt issuance costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	17

NOTE 12. ACQUISITIONS
In the first nine months of 2026, we completed the following acquisitions:
•In February 2026, Mercedes-Benz of Medford in Oregon.
•In March 2026, Toyota of Gallatin in Tennessee.
•In March 2026, Read Motor Group in the United Kingdom.
•In April 2026, Newport Citroen and Peugeot in the United Kingdom.
•In April 2026, Agility Fleet in the United Kingdom.
•In May 2026, Kia of North Tucson in Arizona.
•In May 2026, Preston, Chester & Derby Group 1 Jaguar Land Rover in the United Kingdom.
•In July 2026, Northwest CDJR of Beaverton in Oregon.
•In August 2026, Hyundai of Rockwall in Texas.
The acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.
Revenue and operating income contributed by the 2026 acquisitions subsequent to the date of acquisition were as follows (in millions):

Nine Months Ended September 30,	2026
Revenue	$277.9
Operating income	11.2
The following tables summarize the consideration paid for the 2026 acquisitions and the PPA for identified assets acquired and liabilities assumed as of the acquisition date:

(In millions)	Consideration
Cash paid, net of cash acquired	$264.8
Total consideration transferred	$264.8

(In millions)	Assets Acquired and Liabilities Assumed
Accounts receivables, net	$1.1
Inventories, net	62.3
Property and equipment	127.6
Operating lease right-of-use assets	2.2
Other assets	154.8
Floor plan notes payable assumed	(12.2)
Trade payables	(2.5)
Finance lease obligations assumed	(62.0)
Deferred taxes, net	(0.3)
Other liabilities and deferred revenue	(6.2)
Total net assets acquired and liabilities assumed	$264.8
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
For the three months ended September 30, 2026, we recorded no acquisition-related expenses, compared with
$15.9 million in the corresponding period of 2025. For the nine months ended September 30, 2026, we recorded
$0.7 million of acquisition related expenses, compared with $16.1 million in the corresponding period of 2025.
Acquisition related expenses are included as a component of SG&A expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	18

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and nine-month periods ended September 30, 2026 and 2025 had occurred on January 1, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Revenue	$9,961.1	$9,869.1	$29,267.8	$29,003.3
Net income attributable to Lithia Motors, Inc.	292.9	220.1	657.4	692.3
Basic EPS attributable to Lithia Motors, Inc. common stockholders	13.36	8.74	29.09	26.84
Diluted EPS attributable to Lithia Motors, Inc. common stockholders	13.31	8.73	29.03	26.79

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
dilutive effect of unvested RSU awards and employee stock purchases.
The following is a reconciliation of net income attributable to Lithia Motors, Inc. and weighted average shares used for our basic EPS and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net income attributable to Lithia Motors, Inc.	$291.1	$217.1	$651.5	$682.7

Weighted average common shares outstanding – basic	21.9	25.2	22.6	25.8
Effect of employee stock purchases and restricted stock units on weighted average common shares outstanding	0.1	—	—	—
Weighted average common shares outstanding – diluted	22.0	25.2	22.6	25.8

Basic EPS attributable to Lithia Motors, Inc. common stockholders	$13.28	$8.63	$28.83	$26.47
Diluted EPS attributable to Lithia Motors, Inc. common stockholders	$13.22	$8.61	$28.77	$26.42
We evaluated the effect of antidilutive securities on common stock for the three and nine-month periods ended
September 30, 2026 and 2025 and determined the effect to be immaterial.
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
All other remaining unallocated corporate overhead expenses and internal charges are reported under Corporate and Other. We do not utilize asset information by segment for purposes of assessing performance or allocating resources and, as a result, we do not present such information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	19

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
segment manager to manage operations and are included in various reports regularly provided to our CODM. See
Note 4 – Finance Receivables.
Certain financial information on a segment basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Vehicle operations
Total revenue	$9,946.7	$9,675.8	$29,009.4	$28,437.1

Total gross profit	1,495.8	1,466.0	4,414.9	4,361.5
Floor plan interest expense	(70.3)	(57.8)	(195.9)	(169.8)
Personnel expense	(556.8)	(539.6)	(1,658.0)	(1,600.3)
Rent and facility expense	(205.6)	(191.6)	(608.9)	(555.2)
Advertising expense	(79.5)	(72.7)	(237.8)	(214.9)
Other vehicle operations expenses[1]	(306.5)	(283.3)	(908.5)	(838.2)
Vehicle operations income	277.1	321.0	805.8	983.1

Financing Operations
Interest and fee income	122.1	104.9	349.0	298.0
Interest expense	(56.3)	(52.1)	(161.4)	(150.0)
Total interest margin	65.8	52.8	187.6	148.0
Lease income	29.2	23.4	79.5	67.7
Lease costs	(25.6)	(18.6)	(68.3)	(54.0)
Lease income, net	3.6	4.8	11.2	13.7
Provision expense	(22.5)	(25.8)	(64.7)	(72.5)
Other financing operations expenses[2]	(14.6)	(12.7)	(44.1)	(37.5)
Financing operations income	32.3	19.1	90.0	51.7

Total segment income for reportable segments	309.4	340.1	895.8	1,034.8

Corporate and other[3]	112.1	89.2	324.8	243.3
Depreciation and amortization	(71.6)	(65.5)	(212.3)	(194.6)
Other interest expense	(63.1)	(68.3)	(196.0)	(200.5)
Other income (expense), net	104.2	(13.3)	72.7	35.9
Income before income taxes	$391.0	$282.2	$885.0	$918.9
(1)Other vehicle operations expenses includes management fees, data processing fees, outside services fees, insurance expense, office and other supplies expense, banking expense, and certain overhead expenses.
(2)Other financing operations expenses includes personnel expense, data processing fees, outside services fees, expenses attributable to underwriting, funding, and loan servicing, and certain overhead expenses.
(3)Corporate and other includes management fee income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	20

The following table presents revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Revenue from external customers:
United States	$7,552.3	$7,681.7	$22,136.0	$22,242.7
United Kingdom	2,039.1	1,716.0	5,858.8	5,315.5
Canada	355.3	278.1	1,014.6	878.9
Total revenue from external customers	$9,946.7	$9,675.8	$29,009.4	$28,437.1
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
Overview
Lithia and Driveway (NYSE: LAD) is the largest global automotive retailer providing an array of products and services throughout the vehicle ownership lifecycle. Simple, convenient and transparent experiences are offered through our comprehensive network of physical locations, e-commerce platforms, captive finance solutions, fleet management offerings, and other synergistic adjacencies. We have delivered consistent profitable growth in a massive and unconsolidated industry. Our highly diversified and competitively differentiated design provides us the flexibility and scale to pursue our vision to modernize personal transportation solutions wherever, whenever and however consumers desire. As of September 30, 2026, we operated 467 locations representing 59 brands in the
United States, the United Kingdom, and Canada.
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
Thoughtful capital allocation
We manage our liquidity and available cash to support our long-term plan focused on growth through acquisitions and investments in our existing business, technology and adjacencies that expand and diversify our business model. In the current market of elevated acquisition pricing, we have adjusted our free cash flow deployment strategy. Under current conditions, including recent trends in our stock price, we may consider repurchases as a more attractive use of funds than acquisitions. Our current free cash flow deployment strategy includes a target allocation of 25% to 35% investment in acquisitions, 25% investment in capital expenditures, innovation, and diversification and 40% to 50% in shareholder return in the form of dividends and share repurchases based on current valuation trends in acquisitions relative to stock price performance. During the first nine months of 2026, we utilized $252.3 million for capital expenditures investing in our existing business and $264.8 million expanding our network through acquisitions. We also provided shareholder return in the form of $41.1 million in dividends and
$624.5 million in share repurchases. As of September 30, 2026, we had available liquidity of approximately $1.4 billion, which was comprised of $108.1 million in unrestricted cash, $76.1 million in marketable securities, and $1.3 billion availability on our credit facilities.
Financial Performance
We experienced growth of revenue in 2026 compared to 2025, primarily driven by acquisition growth and supported by increases in same store aftersales volume and used retail vehicle average selling price per unit. Total gross profit also grew in 2026 compared to 2025, driven by acquisition growth and supported by increases in same store aftersales gross margin and used retail vehicle average gross profit per unit. New vehicle gross profit decreased compared to 2025 due to continued normalization of margins. Net income declined in 2026 compared to 2025, primarily as a result of our increase in SG&A as a percentage of gross profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS	24

Vehicle Operations
Key performance metrics for revenue and gross profit were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per unit values)	2026	2025	Change	2026	2025	Change
Revenues
New vehicle	$4,868.6	$4,792.4	1.6%	$14,077.1	$14,076.3	— %
Used vehicle	3,630.1	3,463.3	4.8	10,647.8	10,192.3	4.5
Finance and insurance	361.4	378.6	(4.5)	1,087.5	1,116.8	(2.6)
Aftersales	1,086.6	1,041.5	4.3	3,197.0	3,051.7	4.8
Total revenues	9,946.7	9,675.8	2.8	$29,009.4	$28,437.1	2.0

Gross profit
New vehicle	$277.9	$291.4	(4.6) %	$821.4	$898.2	(8.6) %
Used vehicle	210.9	189.2	11.5	612.6	583.1	5.1
Finance and insurance	361.4	378.6	(4.5)	1,087.5	1,116.7	(2.6)
Aftersales	645.6	606.8	6.4	1,893.4	1,763.5	7.4
Total gross profit	1,495.8	1,466.0	2.0	$4,414.9	$4,361.5	1.2

Gross profit margins
New vehicle	5.7%	6.1%	(40) bps	5.8%	6.4%	(60) bps
Used vehicle	5.8	5.5	30	5.8	5.7	10
Finance and insurance	100.0	100.0	—	100.0	100.0	—
Aftersales	59.4	58.3	110	59.2	57.8	140
Total gross profit margin	15.0	15.2	(20)	15.2	15.3	(10)

Units sold
New vehicle	105,471	104,332	1.1%	304,347	305,151	(0.3) %
Used vehicle retail	109,791	109,097	0.6	326,056	325,476	0.2

Average selling price per unit (excluding agency)
New vehicle	$46,777	$46,804	(0.1) %	$46,938	$47,165	(0.5) %
Used vehicle retail	29,499	28,381	3.9	29,180	27,990	4.3

Average gross profit per unit
New vehicle	$2,635	$2,793	(5.7)%	$2,699	$2,943	(8.3)%
Used vehicle retail	1,970	1,773	11.1	1,889	1,818	3.9
Finance and insurance	1,733	1,818	(4.7)	1,782	1,814	(1.8)
Total vehicle [1]	3,949	4,025	(1.9)	4,000	4,120	(2.9)
1Includes the sales and gross profit related to new, used, and finance and insurance and unit sales for new and used retail.

MANAGEMENT’S DISCUSSION AND ANALYSIS	25

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2025 would be included in same store operating data beginning in September 2026, after its first complete comparable month of operation.
The third quarter operating results for the same store comparisons would include results for that store in only the month of September for both comparable periods.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per unit values)	2026	2025	Change	2026	2025	Change
Revenues
New vehicle	$4,608.3	$4,729.9	(2.6) %	$13,293.7	$13,784.0	(3.6) %
Used vehicle	3,419.4	3,409.5	0.3	10,023.4	9,932.6	0.9
Finance and insurance	345.1	375.6	(8.1)	1,039.6	1,102.0	(5.7)
Aftersales	1,027.9	1,021.0	0.7	3,018.5	2,964.1	1.8
Total revenues	9,400.6	9,536.0	(1.4)	$27,375.2	$27,782.8	(1.5)

Gross profit
New vehicle	$263.9	$288.4	(8.5) %	$778.0	$881.6	(11.8) %
Used vehicle	203.1	185.8	9.3	586.6	575.2	2.0
Finance and insurance	345.1	375.6	(8.1)	1,039.6	1,102.0	(5.7)
Aftersales	611.1	596.9	2.4	1,786.0	1,721.2	3.8
Total gross profit	1,423.2	1,446.7	(1.6)	$4,190.2	$4,280.1	(2.1)

Gross profit margins
New vehicle	5.7%	6.1%	(40) bps	5.9%	6.4%	(50) bps
Used vehicle	5.9	5.4	50	5.9	5.8	10
Finance and insurance	100.0	100.0	—	100.0	100.0	—
Aftersales	59.5	58.5	100	59.2	58.1	110
Total gross profit margin	15.1	15.2	(10)	15.3	15.4	(10)

Units sold
New vehicles	100,559	103,318	(2.7) %	289,351	300,917	(3.8) %
Used vehicle retail	104,612	108,039	(3.2)	311,741	320,566	(2.8)

Average selling price per unit (excluding agency)
New vehicles	$46,470	$46,652	(0.4) %	$46,659	$46,843	(0.4) %
Used vehicle retail	29,197	28,200	3.5	28,770	27,703	3.9

Average gross profit per unit
New vehicles	$2,624	$2,792	(6.0)%	$2,689	$2,930	(8.2)%
Used vehicle retail	1,993	1,759	13.3	1,893	1,818	4.1
Finance and insurance	1,736	1,821	(4.7)	1,784	1,816	(1.8)
Total vehicle [1]	3,958	4,021	(1.6)	4,000	4,117	(2.8)
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

Q3 2026 vs. Q3 2025
New vehicle revenue for the three months ended September 30, 2026 increased 1.6% compared to the same period of 2025, driven by acquisition activity. Same store new vehicle revenue decreased 2.6% due to a decrease in unit volume of 2.7% and a decrease in average selling prices of 0.4%.
Same store new vehicle gross profit per unit decreased 6.0%, driven by a decrease in new vehicle gross profit margins of 40 bps. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $212 to $4,604.
YTD 2026 vs. YTD 2025
New vehicle revenue for the nine months ended September 30, 2026 remained flat compared to the same period of
2025, primarily due to acquisition growth being offset by same store performance. Same store new vehicle revenue decreased 3.6% due to a decrease in unit volume of 3.8% and a decrease in average selling prices of 0.4%.
Same store new vehicle gross profit per unit decreased 8.2%, driven by a decrease in new vehicle gross profit margins of 50 bps. Total same store new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, decreased $234 to $4,758.
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
Q3 2026 vs. Q3 2025
Used vehicle retail revenue for the three months ended September 30, 2026 increased 4.8% compared to the same period of 2025 driven by acquisition activity and supported by same store performance. On a same store basis, used vehicle retail revenue increased 0.3% due to an increase in average selling prices of 3.5%, offset by a decrease in unit volume of 3.2%.
Total same store used vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, increased $125 to $3,550.
YTD 2026 vs. YTD 2025
Used vehicle retail revenue for the nine months ended September 30, 2026 increased 4.5% compared to the same period of 2025 driven by acquisition activity and supported by same store performance. On a same store basis, used vehicle retail sales increased 0.9% due to an increase in average selling prices of 3.9%, offset by a decrease in unit volume of 2.8%.
Total same store used vehicle retail gross profit per unit, which includes the finance and insurance revenue generated from the sales of used retail vehicles, increased $37 to $3,477.
Finance and Insurance
We believe that arranging vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection which promotes continued engagement with the consumer throughout the ownership lifecycle.
Q3 2026 vs. Q3 2025
Total finance and insurance income decreased 4.5% in the three months ended September 30, 2026 compared to the same period of 2025, driven by lower same store sales of finance and insurance products per retail vehicle sold, offset by acquisition activity. Same store finance and insurance revenues decreased 8.1%. On a same store basis, our finance and insurance revenue per retail unit decreased $85 to $1,736.

MANAGEMENT’S DISCUSSION AND ANALYSIS	27

YTD 2026 vs. YTD 2025
Total finance and insurance income decreased 2.6% in the nine months ended September 30, 2026 compared to the same period of 2025, driven by same store performance, offset by acquisition activity. Same store finance and insurance revenues decreased 5.7%. On a same store basis, our finance and insurance revenue per retail unit decreased $32 to $1,784.
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
Q3 2026 vs. Q3 2025
Our aftersales revenue increased 4.3% in the three months ended September 30, 2026 compared to the same period of 2025, driven by acquisition activity and same store performance.
We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. Customer pay revenue accounted for the largest share of our same-store aftersales revenue, representing
56.5% of the total.
Same store aftersales gross profit increased 2.4%. This increase was primarily due to increased volume of warranty transactions. Overall same store aftersales gross margins increased 100 bps, primarily as a result of increased warranty gross margin of 240 bps.
YTD 2026 vs. YTD 2025
Our aftersales revenue increased 4.8% in the nine months ended September 30, 2026 compared to the same period of 2025, driven by same store performance and supported by acquisition activity. Same store aftersales revenue increased 1.8%, driven by an increase in customer pay revenues of 1.8% and an increase in warranty revenues of 4.4% compared to the prior year.
Same store aftersales gross profit increased 3.8%. This increase was primarily due to increased volume of customer pay transactions. Overall same store aftersales gross margins increased 110 bps, primarily as a result of increased customer pay margins of 80 bps and increased warranty gross margins of 150 bps.
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
interest expense associated with the debt utilized to fund the lending, including internal capital, a provision for estimated loan and lease losses, depreciation on vehicles leased via operating leases, and directly-related expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS	28

Selected Financing Operations Financial Information

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2026	% (1)	2025	% (1)	2026	% [1]	2025	% [1]
Interest and fee income	$122.1	8.7	$104.9	9.2	$349.0	8.8	$298.0	9.2
Interest expense	(56.3)	(4.0)	(52.1)	(4.6)	(161.4)	(4.1)	(150.0)	(4.6)
Total interest margin	65.8	4.7	52.8	4.6	187.6	4.7	148.0	4.6
Lease income	29.2		23.4		79.5		67.7
Lease costs	(25.6)		(18.6)		(68.3)		(54.0)
Lease income, net	3.6		4.8		11.2		13.7
Provision expense	(22.5)	(1.6)	(25.8)	(2.3)	(64.7)	(1.6)	(72.5)	(2.2)
Other financing operations expenses	(14.6)	(1.0)	(12.7)	(1.1)	(44.1)	(1.1)	(37.5)	(1.2)
Finance operations income	$32.3		$19.1		$90.0		$51.7

Total average managed finance receivables	$5,558.0		$4,541.8		$5,290.6		$4,316.3
1Annualized percentage of total average managed finance receivables.
DFC Portfolio Information1

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Loan origination information
Net loans originated	$936.8	$731.6	$2,661.1	$2,085.0
Vehicle units financed	28,622	23,546	82,706	67,971
Total penetration rate [2]	18.3%	14.5%	17.9%	14.3%
Weighted average contract rate	7.9%	8.6%	7.9%	8.8%
Weighted average credit score [3]	752	746	750	746
Weighted average FE LTV [4]	94.6%	95.0%	95.1%	95.0%
Weighted average term (in months)	72	73	72	73

Loan performance information
Allowance for loan losses as a percentage of ending managed receivables	2.8%	3.1%	2.8%	3.1%
Net credit losses on managed receivables	$16.8	$20.6	$47.8	$54.1
Annualized net credit losses as a percentage of total average managed receivables	1.3%	1.9%	1.3%	1.8%
Past due accounts as a percentage of ending managed receivables [5]	3.3%	4.1%	3.3%	4.1%
Average recovery rate [6]	47.5%	46.5%	48.5%	45.8%
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
Q3 2026 vs. Q3 2025
Financing operations recorded higher income in the three months ended September 30, 2026 compared to the same period of 2025, primarily due to the increased interest income resulting from the growth of the portfolio and a decreased cost of funds, which collectively expanded total interest margin to 4.7%.
Loan originations increased in the three months ended September 30, 2026 compared to the same period of 2025, and our penetration rate increased due to increased engagement with our stores. The weighted average contract rate of loans originated in the three months ended September 30, 2026 decreased to 7.9%, compared with 8.6% in the same period of 2025, primarily due to our maintaining competitive pricing following the Federal Reserve rate cuts during the fourth quarter of 2025. The decrease in annualized net charge-offs of past due accounts as a

MANAGEMENT’S DISCUSSION AND ANALYSIS	29

percentage of ending managed receivables compared to the prior year reflects the increased credit quality of the portfolio as well as improved execution of our collateral management team.
YTD 2026 vs. YTD 2025
Financing operations recorded higher income in the nine months ended September 30, 2026 compared to the same period of 2025, primarily due to increased interest income resulting from the growth of the portfolio and a decreased cost of funds, resulting in an expansion of total interest margin to 4.7%.
The weighted average contract rate on loans originated in the nine months ended September 30, 2026 decreased to 7.9%, compared with 8.8% in the same period of 2025 as we decreased rates to maintain competitiveness following the Federal Reserve rate cuts during the fourth quarter of 2025. The decrease in provision expense as a percentage of receivables compared to the prior year reflected lower net charge-offs, attributable to the increased credit quality of the portfolio and improved servicing, as well as a decrease in the percentage of ending managed receivables constituted by the allowance for loan losses. Other financing operations expenses as a percentage of average managed receivables was flat with the same period of 2025 despite significant portfolio growth, reflecting improved operational performance and economies of scale.
Operating Expenses
Selling, General and Administrative Expense (SG&A)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.
Q3 2026 vs. Q3 2025

	Three Months Ended September 30,		Increase	% Increase
($ in millions)	2026	2025
Personnel	$629.2	$619.6	$9.6	1.5%
Rent and facility costs	111.8	107.6	4.2	3.9
Advertising	70.1	64.9	5.2	8.0
Other	225.2	205.9	19.3	9.4
Total SG&A	$1,036.3	$998.0	$38.3	3.8%

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2026	2025
Personnel	42.1%	42.3%	(20)bps
Rent and facility costs	7.5	7.3	20
Advertising	4.7	4.4	30
Other	15.0	14.1	90
Total SG&A	69.3%	68.1%	120bps
SG&A as a percentage of gross profit was 69.3% for the three months ended September 30, 2026 compared to
68.1% for the same period of 2025. Total SG&A increased in all expense categories as a result of our acquisition activity.
On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 68.5%
compared to 67.0% for the same period of 2025. The increase was primarily driven by a decrease in gross profit of
1.6% compared to the same period of 2025.
YTD 2026 vs. YTD 2025

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2026	2025
Personnel	$1,896.0	$1,868.0	$28.0	1.5%
Rent and facility costs	325.4	306.2	19.2	6.3
Advertising	211.1	190.2	20.9	11.0
Other	655.9	600.9	55.0	9.2
Total SG&A	$3,088.4	$2,965.3	$123.1	4.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS	30

	Nine Months Ended September 30,		Increase
As a % of gross profit	2026	2025
Personnel	42.9%	42.8%	10bps
Rent and facility costs	7.4	7.0	40
Advertising	4.8	4.4	40
Other	14.9	13.8	110
Total SG&A	70.0%	68.0%	200bps
SG&A as a percentage of gross profit was 70.0% for the nine months ended September 30, 2026 compared to
68.0% for the same period of 2025. Total SG&A increased in all expense categories as a result of our acquisition activity.
On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 69.5%
compared to 67.1% for the same period of 2025. The increase was primarily driven by a decrease in gross profit of
2.1% compared to the same period of 2025.
SG&A expense adjusted for non-core charges was as follows:
Q3 2026 vs. Q3 2025

	Three Months Ended September 30,		Increase	% Increase
($ in millions)	2026	2025
Personnel	$629.2	$619.6	$9.6	1.5%
Rent and facility costs	111.8	107.6	4.2	3.9
Advertising	70.1	64.9	5.2	8.0
Adjusted other	218.6	203.0	15.6	7.7
Adjusted total SG&A	$1,029.7	$995.1	$34.6	3.5%

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2026	2025
Personnel	42.1%	42.3%	(20)bps
Rent and facility costs	7.5	7.3	20
Advertising	4.7	4.4	30
Adjusted other	14.5	13.9	60
Adjusted total SG&A	68.8%	67.9%	90bps
Adjusted SG&A for the three months ended September 30, 2026 excludes a $5.8 million net loss on store disposals and $0.8 million in storm insurance charges.
Adjusted SG&A for the three months ended September 30, 2025 excludes a $15.4 million net gain on store disposals, $2.5 million in storm insurance charges, and $15.9 million in acquisition-related expenses.
YTD 2026 vs. YTD 2025

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2026	2025
Personnel	$1,896.0	$1,868.0	$28.0	1.5%
Rent and facility costs	325.4	306.2	19.2	6.3%
Advertising	211.1	190.2	20.9	11.0%
Adjusted other	640.9	597.0	43.9	7.4%
Adjusted total SG&A	$3,073.4	$2,961.4	$112.0	3.8%

	Nine Months Ended September 30,		Increase
As a % of gross profit	2026	2025
Personnel	42.9%	42.8%	10bps
Rent and facility costs	7.4	7.0	40
Advertising	4.8	4.4	40
Adjusted other	14.5	13.7	80
Adjusted total SG&A	69.6%	67.9%	170bps

MANAGEMENT’S DISCUSSION AND ANALYSIS	31

Adjusted SG&A for the nine months ended September 30, 2026 excludes $20.3 million in one-time contract buyouts, $3.2 million in storm insurance charges, $0.7 million in acquisition-related expenses, and a $9.2 million net gain on store disposals.
Adjusted SG&A for the nine months ended September 30, 2025 excludes $5.4 million in storm insurance charges,
$16.1 million in acquisition-related expenses, and a $17.7 million net gain on store disposals.
Adjusted SG&A is a non-GAAP measure. See Non-GAAP Reconciliations for more details.
Floor Plan Interest Expense
Below are the details for carrying costs for vehicle inventory:
Q3 2026 vs. Q3 2025

	Three Months Ended September 30,			%
($ in millions)	2026	2025	Change	Change
Floor plan interest expense	$70.3	$57.8	$12.5	21.6%
Floor plan interest expense increased $12.5 million in the three months ended September 30, 2026 compared to the same period of 2025 due to an increase in floored inventory levels, as a result of our converting used inventory‑secured revolvers to floorplan facilities during the year, offset by decreased interest rates.
YTD 2026 vs. YTD 2025

	Nine Months Ended September 30,			%
($ in millions)	2026	2025	Change	Change
Floor plan interest expense	$195.9	$169.8	$26.1	15.4%
Floor plan interest expense increased $26.1 million in the nine months ended September 30, 2026 compared to the same period of 2025 due to an increase in floored inventory levels, as a result of our converting used inventory‑secured revolvers to floorplan facilities during the year, offset by decreased interest rates.
Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets.
Q3 2026 vs. Q3 2025

	Three Months Ended September 30,		Increase	% Increase
($ in millions)	2026	2025
Depreciation and amortization	$71.6	$65.5	$6.1	9.3%
YTD 2026 vs. YTD 2025

	Nine Months Ended September 30,		Increase	% Increase
($ in millions)	2026	2025
Depreciation and amortization	$212.3	$194.6	$17.7	9.1%
Acquisition activity contributed to the increases in depreciation and amortization in 2026 compared to 2025. We acquired $187.1 million of depreciable property as part of our acquisition activity over the trailing twelve months ended September 30, 2026. For the nine months ended September 30, 2026, we invested $252.3 million in capital expenditures. These investments increased the amount of depreciation expense in the three and nine months ended September 30, 2026. See the discussion under Liquidity and Capital Resources for additional information.
Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS	32

Q3 2026 vs. Q3 2025

	Three Months Ended September 30,
	2026	2025	Change
Operating margin	4.2%	4.4%	(20) bps
Operating margin adjusted for non-core charges [1]	4.3%	4.4%	(10) bps
1See Non-GAAP Reconciliations for more details.
Operating margin decreased 20 bps in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to increased SG&A as a percentage of gross profit, partially offset by improved profitability of our Financing Operations.
YTD 2026 vs. YTD 2025

	Nine Months Ended September 30,
	2026	2025	Change
Operating margin	4.2%	4.4%	(20) bps
Operating margin adjusted for non-core charges [1]	4.2%	4.4%	(20) bps
1See Non-GAAP Reconciliations for more details.
Operating margin decreased 20 bps in the nine months ended September 30, 2026 compared to the same period in
2025, primarily due to increased SG&A as a percentage of gross profit, partially offset by increased profitability of our Financing Operations.
Non-Operating Expenses
Other Interest Expense
Other interest expense includes interest on senior notes, debt incurred related to acquisitions, real estate mortgages, service loaner vehicle inventory financing commitments, and revolving lines of credit.
Q3 2026 vs. Q3 2025

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Senior notes interest	$27.6	$21.0	$6.6	31.4%
Mortgage interest	16.0	14.9	1.1	7.4
Other interest	20.5	34.7	(14.2)	(40.9)
Capitalized interest	(1.0)	(2.3)	(1.3)	NM
Total other interest expense	$63.1	$68.3	$(5.2)	(7.6)%
Other interest expense for the three months ended September 30, 2026 decreased $5.2 million related to decreased borrowings on used inventory‑secured revolvers compared to the same period of 2025, partially offset by an increase from our September 2025 issuance of senior notes due 2030.
YTD 2026 vs. YTD 2025

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Senior notes interest	$82.7	$59.1	$23.6	39.9%
Mortgage interest	47.6	43.4	4.2	9.7
Other interest	69.6	104.6	(35.0)	(33.5)
Capitalized interest	(3.9)	(6.6)	(2.7)	NM
Total other interest expense	$196.0	$200.5	$(4.5)	(2.2)%
Other interest expense for the nine months ended September 30, 2026 decreased $4.5 million related to decreased borrowings on used inventory‑secured revolvers compared to the same period of 2025, partially offset by an increase from our September 2025 issuance of senior notes due 2030.

MANAGEMENT’S DISCUSSION AND ANALYSIS	33

Other Income (Expense), net
Q3 2026 vs. Q3 2025

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Equity method investment	$92.5	$(19.6)	$112.1	NM
Foreign currency remeasurement	0.1	(2.1)	2.2	NM
Net pension benefit	0.5	2.4	(1.9)	(79.2)
Miscellaneous	11.1	6.0	5.1	85.0
Other (expense) income, net	$104.2	$(13.3)	$117.5	NM
Other income, net in the three months ended September 30, 2026 increased $117.5 million compared to the same period of 2025, primarily as a result of fair value changes in our investment in Pinewood Technologies Group PLC.
YTD 2026 vs. YTD 2025

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Equity method investments	$53.6	$11.3	42.3	374.3
Foreign currency remeasurements	(4.9)	3.0	(7.9)	NM
Net pension benefits	1.5	7.1	(5.6)	(78.9)
Miscellaneous	22.5	14.5	8.0	55.2
Other income, net	$72.7	$35.9	$36.8	102.5%
Other income, net in the nine months ended September 30, 2026 increased $36.8 million compared to the same period of 2025, primarily as a result of fair value changes in our investment in Pinewood Technologies Group PLC.
Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective income tax rate	25.1%	22.5%	25.8%	25.1%
Effective income tax rate excluding non-core items [1]	25.7%	21.7%	26.4%	24.6%
1See Non-GAAP Reconciliations for more details.

Our effective income tax rate for the nine months ended September 30, 2026 compared to the prior year was negatively affected by a lower benefit from valuation allowance reductions and a decrease in general business credits, partially offset by tax basis differences on assets divested in 2025. Excluding non-core charges and acquired general business credits, we estimate our annual effective income tax rate to be approximately 26.5% to
27.0%.
Non-GAAP Reconciliations
Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. We caution you not to place undue reliance on such non-GAAP measures and to consider them together with the most directly comparable GAAP measures. We believe each of the non-GAAP financial measures below or otherwise presented herein improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations because they exclude items not related to our ongoing core business operations and other non-cash items, and improves the period-to-period comparability of our results from the core business operations. We use these measures in conjunction with GAAP financial measures to assess our business, including our compliance with covenants in our credit facility and in communications with our Board concerning financial performance. These measures should not be considered an alternative to GAAP measures.
The following tables reconcile certain reported non-GAAP measures, which we refer to as “adjusted,” to the most comparable GAAP measure from our Consolidated Statements of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS	34

	Three Months Ended September 30, 2026
($ in millions, except per share amounts)	As reported	Net loss on disposal of stores	Investment gain	Insurance reserves	Tax attribute	Adjusted
Selling, general and administrative	$1,036.3	$(5.8)	$—	$(0.8)	$—	$1,029.7
Operating income	420.2	5.8	—	0.8	—	426.8
Other income (expense), net	104.2	—	(88.8)	—	—	15.4

Income (loss) before income taxes	$391.0	$5.8	$(88.8)	$0.8	$—	$308.8
Income tax (provision) benefit	(98.1)	(1.6)	23.7	(0.2)	(3.3)	(79.5)
Net income (loss)	292.9	4.2	(65.1)	0.6	(3.3)	229.3
Net income attributable to NCI	(1.8)	—	—	—	—	(1.8)
Net income (loss) attributable to Lithia Motors, Inc.	$291.1	$4.2	$(65.1)	$0.6	$(3.3)	$227.5

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$13.22	$0.19	$(2.95)	$0.03	$(0.15)	$10.34
Diluted share count	22.0

	Three Months Ended September 30, 2025
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Investment loss	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$998.0	$15.4	$—	$(2.5)	$(15.9)	$—	$995.0
Operating income (loss)	421.6	(15.4)	—	2.5	15.9	—	424.6
Other (expense) income, net	(13.3)	—	22.7	—	—	—	9.4

Income (loss) before income taxes	$282.2	$(15.4)	$22.7	$2.5	$15.9	$—	$307.9
Income tax (provision) benefit	(63.6)	7.2	(6.0)	(0.5)	(0.6)	(3.5)	(67.0)
Net income (loss)	218.6	(8.2)	16.7	2.0	15.3	(3.5)	240.9
Net income attributable to NCI	(1.5)	—	—	—	—	—	(1.5)
Net income (loss) attributable to Lithia Motors, Inc.	$217.1	$(8.2)	$16.7	$2.0	$15.3	$(3.5)	$239.4

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$8.61	$(0.32)	$0.66	$0.08	$0.61	$(0.14)	$9.50
Diluted share count	25.2

MANAGEMENT’S DISCUSSION AND ANALYSIS	35

	Nine Months Ended September 30, 2026
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Investment gain	Insurance reserves	Acquisition expenses	Contract buyouts	Tax attribute	Adjusted
Selling, general and administrative	$3,088.4	$9.2	$—	$(3.2)	$(0.7)	$(20.3)	$—	$3,073.4
Operating income (loss)	1,204.2	(9.2)	—	3.2	0.7	20.3	—	1,219.2
Other income (expense), net	72.7	—	(43.7)	—	—	—	—	29.0

Income (loss) before income taxes	$885.0	$(9.2)	$(43.7)	$3.2	$0.7	$20.3	$—	$856.3
Income tax (provision) benefit	(228.4)	2.4	11.6	(0.9)	(0.1)	(5.1)	(5.3)	(225.8)
Net income (loss)	656.6	(6.8)	(32.1)	2.3	0.6	15.2	(5.3)	630.5
Net income attributable to NCI	(5.1)	—	—	—	—	—	—	(5.1)
Net income (loss) attributable to Lithia Motors, Inc.	$651.5	$(6.8)	$(32.1)	$2.3	$0.6	$15.2	$(5.3)	$625.4

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$28.77	$(0.30)	$(1.42)	$0.10	$0.03	$0.67	$(0.24)	$27.61
Diluted share count	22.6

	Nine Months Ended September 30, 2025
($ in millions, except per share amounts)	As reported	Net gain on disposal of stores	Investment gain	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$2,965.3	$17.7	$—	$(5.4)	$(16.1)	$—	$2,961.5
Operating income (loss)	1,253.3	(17.7)	—	5.4	16.1	—	1,257.1
Other income (expense), net	35.9	—	(4.1)	—	—	—	31.8

Income (loss) before income taxes	$918.9	$(17.7)	$(4.1)	$5.4	$16.1	$—	$918.6
Income tax (provision) benefit	(230.9)	11.6	1.0	(1.4)	(0.6)	(5.7)	(226.0)
Net income (loss)	688.0	(6.1)	(3.1)	4.0	15.5	(5.7)	692.6
Net income attributable to NCI	(5.3)	—	—	—	—	—	(5.3)
Net income (loss) attributable to Lithia Motors, Inc.	$682.7	$(6.1)	$(3.1)	$4.0	$15.5	$(5.7)	$687.3

Diluted earnings (loss) per share attributable to Lithia Motors, Inc.	$26.42	$(0.24)	$(0.12)	$0.16	$0.60	$(0.22)	$26.60
Diluted share count	25.8
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
We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Cash flows from operations and borrowings under our credit facilities are our main sources for liquidity. In addition to the above sources of liquidity, potential sources to fund our business strategy include financing of real estate and proceeds from debt or equity offerings. We evaluate all of these options and may select

MANAGEMENT’S DISCUSSION AND ANALYSIS	36

one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Available Sources
Below is a summary of our immediately available funds:

($ in millions)	September 30, 2026	December 31, 2025	Change	% Change
Cash and cash equivalents	$108.1	$109.2	$(1.1)	(1.0)%
Marketable securities	76.1	56.4	19.7	34.9
Available credit on credit facilities	1,256.5	1,359.2	(102.7)	(7.6)
Total current available funds	$1,440.7	$1,524.8	$(84.1)	(5.5)%
Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Nine Months Ended September 30,		Change
(In millions)	2026	2025	in Cash Flow
Net cash (used in) provided by operating activities	$(204.9)	$233.0	$(437.9)
Net cash used in investing activities	(481.2)	(479.4)	(1.8)
Net cash provided by financing activities	722.3	264.5	457.8
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2026 was $204.9 million compared to cash provided by operating activities for the nine months ended September 30, 2025 of $233.0 million, a decrease of $437.9 million. The decrease was primarily related to changes in inventories, finance receivables, and trade receivables, partially offset by changes in floor plan notes payable, other assets, and trade payables compared to the same period of 2025.

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

	Nine Months Ended September 30,		Change
(In millions)	2026	2025	in Cash Flow
Net cash (used in) provided by operating activities – as reported	$(204.9)	$233.0	$(437.9)
Adjust: Net borrowings on floor plan notes payable, non-trade(1)	1,542.2	73.3	1,468.9
Less: Borrowings on floor plan notes payable, non-trade associated with acquired vehicle inventory	(43.5)	(62.9)	19.4
Adjust: Finance receivables activity	831.4	671.3	160.1
Net cash provided by operating activities – adjusted	$2,125.2	$914.7	$1,210.5
(1) Includes the impact of converting inventory‑secured revolvers to floorplan facilities during 2026, increasing net floorplan borrowings and adjusted operating cash flows by $1,138.3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS	37

Investing Activities
Net cash used in investing activities totaled $481.2 million and $479.4 million, respectively, for the nine months ended September 30, 2026 and 2025.

Below are highlights of significant activity related to our cash flows from investing activities:

	Nine Months Ended September 30,		Change
(In millions)	2026	2025	in Cash Flow
Capital expenditures	$(252.3)	$(257.7)	$5.4
Cash paid for acquisitions, net of cash acquired	(264.8)	(417.6)	152.8
Net proceeds from sales of stores	31.9	178.1	(146.2)
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
If we undertake a significant capital commitment in the future, we expect to pay for the commitment out of existing cash balances, construction financing, and borrowings on one of our credit facilities. Upon completion of the projects, we believe we would have the ability to secure long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended, although no assurances can be provided that these financings will be available to us in sufficient amounts or on terms acceptable to us.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS	38

Adjusted net cash paid for acquisitions, a non-GAAP measure, as well as certain other acquisition-related information is presented below:

	Nine Months Ended September 30,
($ in millions)	2026	2025
Number of locations acquired	12	6
Number of stores opened	5	2

Cash paid for acquisitions, net of cash acquired	$(264.8)	$(417.6)
Add: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	43.5	62.9
Cash paid for acquisitions, net of cash acquired – adjusted	$(221.3)	$(354.7)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.
Financing Activities
Adjusted net cash (used in) provided by financing activities, a non-GAAP measure, which is adjusted for borrowings and repayments on floor plan facilities: non-trade and borrowings and repayments associated with our Financing
Operations segment was as follows:

	Nine Months Ended September 30,		Change
(In millions)	2026	2025	in Cash Flow
Cash provided by financing activities, as reported	$722.3	$264.5	$457.8
Less: Net borrowings on floor plan notes payable: non-trade (1)	(1,542.2)	(73.3)	(1,468.9)
Less: Net borrowings on non-recourse notes payable	(291.8)	(136.3)	(155.5)
Cash (used in) provided by financing activities, as adjusted	$(1,111.7)	$54.9	$(1,166.6)
(1) Includes the impact of converting inventory‑secured revolvers to floorplan facilities during 2026, increasing net floorplan borrowings and adjusted operating cash flows by $1,138.3 million.
Below are highlights of significant activity related to our cash flows from financing activities, excluding borrowings and repayments on floor plan notes payable: non-trade, which are discussed above:

	Nine Months Ended September 30,		Change
(In millions)	2026	2025	in Cash Flow
Net (repayments) borrowings on lines of credit	$(368.5)	$132.0	$(500.5)
Proceeds from issuance of long-term debt	—	741.0	(741.0)
Principal payments on non-recourse notes payable	(1,228.4)	(959.0)	(269.4)
Proceeds from the issuance of non-recourse notes payable	1,520.2	1,095.3	424.9
Repurchase of common stock	(624.5)	(662.3)	37.8
Equity Transactions
Our Board has approved share repurchase authorizations totaling up to $3.7 billion of our common stock. We repurchased a total of 2,157,094 shares of our common stock at an average price of $289.49 in the first nine months of 2026, consisting of 115,367 related to tax withholding on vesting RSUs, and 2,041,727 related to our repurchase authorizations. As of September 30, 2026, we had $535.4 million remaining available for repurchases and the authorizations do not have expiration dates.
In the first nine months of 2026, we declared and paid dividends on our common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2026	$0.55	$12.8
May 2026	$0.57	$12.9
August 2026	$0.70	$15.4

We evaluate performance and make a recommendation to the Board on dividend payments on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS	39

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of September 30, 2026
(In millions)	Outstanding	Remaining Available
Floor plan notes payable: non-trade	$4,504.2	$—	(1)
Floor plan notes payable	2,062.6	—
Daily rental vehicle inventory financing commitments	3.5	0.4	(2)
Revolving lines of credit	1,736.6	1,226.7	(2), (3)
Warehouse facilities	1,743.5	29.4
Non-recourse notes payable	2,765.7	—
4.625% Senior notes due 2027	400.0	—
5.500% Senior notes due 2030	600.0	—
4.375% Senior notes due 2031	550.0	—
3.875% Senior notes due 2029	800.0	—
Real estate mortgages, finance lease obligations, and other debt	1,114.6	—
Unamortized debt issuance costs	(24.4)	—	(4)
Total debt	16,256.3	$1,256.5

Less: Inventory related debt	(6,570.3)
Less: Financing operations related debt	(4,509.2)
Less: Unrestricted cash and cash equivalents	(108.1)
Less: Marketable securities	(76.1)
Less: Availability on daily rental financing facilities	(0.4)
Net debt(5)	$4,992.2
(1)As of September 30, 2026, we had a $2.7 billion vehicle floor plan commitment as part of our US Bank syndicated credit facility, and a $375 million CAD wholesale floorplan commitment as part of our Bank of Nova Scotia syndicated credit facility.
(2)The amount available on this credit facility is limited based on borrowing base calculations and fluctuates monthly.
(3)Available credit is based on the borrowing base amount effective as of August 31, 2026. This amount is reduced by $6.2 million for outstanding letters of credit.
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

40

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the third quarter of 2026:

For the full calendar month of	Total number of shares purchased[2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans[1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan
July	—	$—	—	$620,491
August	60,564	371.14	60,483	598,044
September	185,753	337.02	185,753	535,442
Total	246,317	345.41	246,236
1On May 26, 2026, our Board approved an additional $500 million repurchase authorization of our common stock. This authorization is in addition to the amount previously authorized by the Board for repurchase, which brings the total authorizations to $3.7 billion. There are no expiration dates for the share repurchase authorizations.
2Of the shares repurchased in the third quarter of 2026, 81 shares were related to tax withholding upon the vesting of RSUs.

41

Item 5. Other Information
Rule 10b5-1 Trading Plans of Directors and Section 16 Officers
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement.
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

Date: October 28, 2026	LITHIA MOTORS, INC.
Registrant

	By:	/s/ Tina Miller
Tina Miller
Chief Financial Officer, Senior Vice President, and Principal Accounting Officer